Form 10-Q
period 1996-03-31
QUANTUM RESTAURANTS GROUP INC
filed 1996-05-13
CIK 883981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  March 31, 1996
                                 ----------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                      to
                               -------------------      -----------------------


Commission file number         1-12692
                               ------------------------------------------------


                         QUANTUM RESTAURANT GROUP, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  13-3490149
- - -------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)




3333 New Hyde Park Road, Suite 210, New Hyde Park, New York         11042
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)

                                 516-627-1515
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes X   No

As of May 5, 1996, the registrant had 6,392,843 Shares of its Common Stock, $.01 par value, issued and outstanding.


                                       (1)

              QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                     INDEX


Part I - Financial Information                                       Page
- - ------------------------------                                       ----

Item 1.  Financial Statements

 Consolidated Balance Sheets as of March 31, 1996 and
  December 31, 1995                                                   3-4

 Consolidated Statements of Income for the three month periods          5
  ended March 31, 1996 and April 2, 1995

 Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 1996, and April 2, 1995           6


  Notes to Consolidated Financial Statements                          7-9

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               10-13


Part II - Other Information
- - ---------------------------

Item 1.  Legal Proceedings                                             14

Item 6.  Exhibits and Reports on Form 8-K                              14


Signatures                                                             15

















                                      (2)

Item 1.  Financial Statements

                 QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)


                                                      March 31,   December 31,
                                                        1996          1995
                                                        ----          ----

        Assets                                              (unaudited)
        ------
     Current assets:
        Cash and cash equivalents                   $  2,944          2,351
        Accounts receivable                            1,458          2,575
        Inventories                                    3,623          3,465
        Landlord construction receivables,
          prepaid expenses and other current assets    2,302          2,157
        Deferred income taxes                          1,880          2,280
        Assets held for sale                          21,590         22,583
                                                      ------         ------

            Total current assets                      33,797         35,411


     Property and equipment, at cost:
        Furniture, fixtures and equipment             10,706          8,304
        Leasehold improvements                        11,734          7,050
        Construction in progress                         331          6,618
                                                         ---          -----
                                                      22,771         21,972

        Less accumulated depreciation and
          amortization                                 2,999          2,593
                                                       -----          -----

            Net property and equipment                19,772         19,379
                                                      ------         ------

     Intangible assets, net of accumulated
        amortization of $2,754 at March 31, 1996
        and $2,654 at December 31, 1995               13,241         13,341
     Other assets and deferred expenses, net of
        accumulated amortization of $2,145 at
        March 31, 1996 and $1,306 at
        December 31, 1995                              6,040          5,057
                                                       -----          -----

                                                    $ 72,850         73,188
                                                      ======         ======



                                                                     (Continued)




                                      (3)

                   QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      (amounts in thousands, except share data)


                                                    March 31,      December 31,
                                                      1996            1995
                                                      ----            ----
                                                          (unaudited)

    Liabilities and Stockholders' Equity
    ------------------------------------

 Current liabilities:
    Accounts payable                              $  6,159            6,904
    Accrued expenses                                 3,579            4,499
    Accrued income taxes                               327              538
    Current portion of note payable to related
     party                                              -               483
    Liabilities related to assets held for sale     13,334           13,995
                                                   -------          -------

        Total current liabilities                   23,399           26,419

Bank debt                                           24,200           23,650
Other liabilities                                    4,667            4,079
                                                   -------          -------

          Total liabilities                         52,266           54,148
                                                   -------          -------


Commitments and contingencies:


Stockholders' equity:
    Preferred stock, $.01 par value per share.
        Authorized  3,000,000 shares, no shares
        issued or outstanding                            -                -
    Common stock,  $.01 par value per share.
        Authorized 25,000,000 shares, issued
        and outstanding 6,367,093 shares at
        March 31, 1996 and December 31, 1995            64               64
    Nonvoting common stock, $.01 par value per
        share. Authorized 3,000,000 shares, no
        shares issued or outstanding                     -                -

    Additional paid-in capital                      61,350           61,350
    Accumulated deficit                            (40,830)         (42,374)
                                                   --------         --------

          Total stockholders' equity                20,584           19,040
                                                   -------          -------

                                                  $ 72,850           73,188
                                                   =======          =======



See accompanying notes to consolidated financial statements.





                                      (4)

                   QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES

                          Consolidated Statements of Income

                    (amounts in thousands, except per share data)


                                                         Three Months Ended
                                                     March 31,        April 2,
                                                       1996             1995
                                                       ----             ----
                                                            (unaudited)


      Revenues                                      $ 48,869           44,042



      Food and beverage costs                         16,271           14,708
      Restaurant operating expenses                   23,534           21,340
      Depreciation, amortization and other
        non-cash charges                               1,594            1,952
      General and administrative expenses              3,702            3,391
      Marketing and promotional expenses               1,139              742
      Interest expense, net                              570              423
                                                     -------           ------

             Income before income taxes                2,059            1,486

      Income tax expense                                 515              100
                                                     -------           ------

             Net income                              $ 1,544            1,386
                                                     =======           ======

      Income per share                               $  0.23             0.21
                                                     =======           ======

      Weighted average shares outstanding              6,743            6,634
                                                     =======           ======






See accompanying notes to consolidated financial statements.





                                      (5)

                   QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                                (amounts in thousands)

                                                       Three Months Ended
                                                     March 31,       April 2,
                                                       1996            1995
                                                       ----            ----
                                                            (unaudited)

   Cash flows from operating activities:
     Net income                                     $  1,544           1,386
     Adjustments to reconcile net income to
      net cash provided (used) by operating
      activities:
     Depreciation, amortization and other non-cash
      charges                                          1,594           1,952

     Deferred income taxes                               400               -
     Change in assets and liabilities:
       Accounts receivable                             1,277            (686)
       Inventories                                       (60)           (170)
       Prepaid expenses and other assets                (152)            339
       Accounts payable, accrued expenses and
        other liabilities                             (1,627)         (4,795)
       Accrued income taxes                             (267)           (203)
                                                    ---------        --------

     Net cash provided (used) by operating
       activities                                      2,709          (2,177)
                                                    --------         --------

   Cash flows from investing activities:
     Purchases of property and equipment, net           (361)         (1,771)
     Payments for start-up costs, licenses and other
       deferred expenses                              (1,822)           (209)
                                                    --------         --------

       Net cash used by investing activities          (2,183)         (1,980)
                                                    --------         --------

   Cash flows from financing activities:
     Increase in bank overdraft                            -           2,129
     Principal reduction on bank debt                 (1,000)           (150)
     Proceeds from bank debt                           1,550           2,675
     Payments on note payable to related party          (483)           (490)
                                                    ---------        --------

       Net cash provided by financing activities          67           4,164
                                                    --------         -------

   Net increase in cash and cash equivalents             593               7

   Cash and cash equivalents at beginning of period    2,351           4,031
                                                    --------         -------

   Cash and cash equivalents at end of period       $  2,944           4,038
                                                    ========         =======




See accompanying notes to consolidated financial statements.


                                         (6)

                   QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                           March 31, 1996 and April 2, 1995

1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Quantum Restaurant Group, Inc. (the "Company") for the fiscal year ended December 31, 1995, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 29, 1996.

    The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

    During 1994, the Company changed its fiscal reporting period from a calendar basis, with a December 31 year end, to a fiscal year basis ending on the closest Sunday to December 31. The fiscal year will consist of 52 weeks and approximately every six or seven years, a 53rd week will be added.


2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $490,000 and $420,000, and income taxes of approximately $386,000 and $360,000, for the three months ended March 31, 1996 and April 2, 1995, respectively. During the first quarter of fiscal 1996, the Company entered into capital lease arrangements of approximately $980,000 for restaurant equipment.


3) Effective January 2, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121").

    During the second quarter of fiscal 1995, the Company approved a plan for the sale of Peasant Holding Corp. ("Peasant Holding"), the holding company for Mick's Restaurants, Inc., ("Mick's") and The Peasant Restaurants,
Inc.("Peasant"). Pursuant to Statement 121, the Company discontinued depreciating fixed assets and amortizing goodwill relating to Mick's and Peasant in April 1995. The amount of such depreciation and amortization for the corresponding first three months of fiscal 1995 approximated $364,000.

    Coincident with the Company's approval of the plan of sale, the assets held for sale and related liabilities for Mick's and Peasant have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" when the Company reports its financial position. The accompanying consolidated balance sheets include the following components:






                                      (7)

                                             March 31,           December 31,
                                               1996                  1995
                                               ----                  -----
                                                 (amounts in thousands)


  Current asset                           $    2,244            $    2,686
  Net property and equipment                  13,891                13,851
  Unamortized goodwill                         8,077                 8,077
  Other assets                                 3,498                 4,089
  Deferred tax assets                          2,180                 2,180
  Write-down of carrying values               (8,300)               (8,300)
                                            ---------             ---------
         Assets held for sale                 21,590                22,583
                                            --------              --------

  Current liabilities                          3,656                 3,470
  Other liabilities                            2,819                 3,325
  Lease exit costs                             6,859                 7,200
                                            --------              --------
         Liabilities related to assets
           held for sale                      13,334                13,995
                                            --------              --------

                Net assets held for sale  $    8,256            $    8,588
                                             =======              ========

        The following represents the combined results of Mick's and Peasant for the periods ended March 31, 1996 and April 2, 1995. Interest expense was not allocated.

                                                   Three Months Ended
                                           March 31, 1996       April 2, 1995
                                           --------------       -------------
                                                 (amounts in thousands)

  Revenues                                $   15,301            $   17,399

  Food and beverage costs                      4,477                 5,139
  Restaurant operating expense                 9,623                10,023
  Depreciation, amortization and other
    non-cash charges                              65                 1,244
  General and administrative expenses          1,044                 1,076
  Marketing and promotional expenses             287                   244
                                            --------               -------

        Loss before income taxes          $     (195)            $    (327)
                                           ==========             =========

      Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants and in the fourth quarter of fiscal 1995 engaged an investment banking firm to assist with the sale. Although marketing efforts concentrated on selling all of the Mick's and Peasant restaurants, sales materials indicated that a partial sale would be considered. As of May 1996, interest received for the majority of the restaurants indicates that the related net assets at March 31, 1996 are recoverable. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicate that it would be less costly to close such restaurants in an orderly fashion in the near future, rather than continue to operate them through the end of their respective lease terms. Accordingly, during fiscal 1995 assets of $8,300,000 related to the Remaining Restaurants have been written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, have been accrued at December 31, 1995. Net

                                      (8)
assets held for sale at March 31, 1996 consist of net assets of $16,200,000 related to the majority of the restaurants and net liabilities of $7,900,000 related to the Remaining Restaurants.

      The write-down and related charges for net assets held for sale reflect management's best estimate of the costs expected to be incurred in connection with the disposition of the Remaining Restaurants. As a result of the numerous uncertainties which may impact the actual costs to be incurred by the Company, such costs may differ from the current estimates used by management.

4) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.














                                      (9)

                   QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- - ---------------------

     Revenues increased $4.9 million, or 11.0%, to $48.9 million for the three month period ended March 31, 1996, from $44.0 million during the comparable 1995 period. Of the increase, $4.2 million was attributable to incremental restaurant revenues from seven new restaurants opened after January 2, 1995 and $0.6 million, or 1.5%, was attributable to additional comparable revenues from restaurants open all of both periods. Average revenues per restaurant open for a full period increased 2.1%. In addition, higher revenues for the first three months of fiscal 1996 reflect the impact of price increases of approximately 2% for Mick's and Peasant. The Company operated 74 and 67 restaurants as of March 31, 1996 and April 2, 1995, respectively.

     Mick's and Peasant restaurants have generated lower than anticipated revenues which are adversely impacting average restaurant revenues and earnings trends. Additionally, as reflected in the table below, the 1996 period was adversely impacted by declines in the comparable restaurant revenues in the Mick's and Peasant restaurant groups, offset by increases in the Morton's and Bertolini's restaurant groups. The Atlanta market, where 22 of the Company's restaurants are located, has become increasingly competitive and may continue to adversely impact comparable restaurant revenues and operating results. As discussed in Note 3 to the accompanying consolidated financial statements, the Company approved a plan for the sale of the Mick's and Peasant restaurant groups. Operating results for Mick's and Peasant restaurant groups during the period they are being held for sale may continue to be adversely impacted.

    Percentage changes in comparable restaurant revenues for the three month period ended March 31, 1996 versus April 2, 1995 for restaurants open all of both periods are as follows:

                                            Percentage Change
                                            -----------------

                      Morton's                    10.0%
                      Bertolini's                  8.8%
                      Mick's                     (12.4)%
                      Peasant                     (8.7)%
                       Total Quantum               1.5%

    The Company believes that revenues for the first quarter of 1996 were adversely affected by severe winter storms in January 1996.

    Food and beverage costs increased from $14.7 million for the three month period ended April 2, 1995 to $16.3 million for the three month period ended March 31, 1996. These costs as a percentage of revenues decreased 0.1% for the period.






                                      (10)

    Restaurant operating expenses which include labor, occupancy and other operating expenses increased from $21.3 million for the three month period ended April 2, 1995 to $23.5 million for the three month period ended March 31, 1996, an increase of $2.2 million. Those costs as a percentage of revenues decreased 0.3% from 48.5% for the three month period ended April 2, 1995 to 48.2% for the three month period ended March 31, 1996. The 1996 period increase in costs relates to the added costs of operating seven additional restaurants opened after January 2, 1995.

    Depreciation, amortization and other non-cash charges were $2.0 million for the three month period ended April 2, 1995 versus $1.6 million for the three month period ended March 31, 1996, and decreased from 4.4% of revenues to 3.3%, respectively. The fiscal 1996 period decrease is due to decreased start-up cost amortization resulting from reduced development in the latter part of fiscal 1994 and during fiscal 1995, as well as the exclusion of 1996 first quarter depreciation and amortization related to Mick's and Peasant restaurant groups. The amount of such depreciation and amortization was approximately $0.4 million in fiscal 1995 (see Note 3 to the Company's accompanying consolidated fiscal statements).

    General and administrative expenses for the three month period ended March 31, 1996 were $3.7 million, an increase of $0.3 million as compared with the three month period ended April 2, 1995. Such costs as a percentage of revenues were 7.6% for the three month period ended March 31, 1996, representing a decrease of 0.1% from 7.7% for the three month period ended April 2, 1995. The increase in such expense is driven by incremental costs associated with increased restaurant development.

    Marketing and promotional expenses were $1.1 million, or 2.3% of revenues, for the three month period ended March 31, 1996, compared to $0.7 million, or 1.7% of revenues for the three month period ended April 2, 1995. The increase is driven by incremental costs associated with restaurant development and increased advertising expenditures in the Atlanta region for Mick's restaurants.

    Interest expense, net of interest income, increased to $0.6 million for the three month period ended March 31, 1996 from $0.4 million for the three month period ended April 2, 1995. The increase is a result of higher outstanding debt balances and higher interest rates.

    Income tax expense of $0.5 million for the three month period ended March 31, 1996 represents state income taxes as well as Federal income taxes, which were partially offset by the utilization of the Company's net operating loss carrryforwards and the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during the first quarter of fiscal 1996.

Liquidity and Capital Resources
- - -------------------------------

    In the past, the Company has had, and may have in the future, negative working capital balances. The Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories were used for noncurrent capital expenditures and or payments of long-term debt balances under revolving credit agreements.






                                      (11)

    The Company and The First National Bank of Boston (FNBB) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended in February and March 1996 (collectively the "Credit Agreement"), pursuant to which the Company's then existing credit facility was restructured and amended to, among other things, increase the credit facility from $25,000,000 to $30,000,000, consisting of a $15,000,000 term loan (the
"Term Loan") and a $15,000,000 revolving credit facility (the "Revolving Credit Facility") and to extend the final maturity date one year to December 31, 2000. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At March 31, 1996, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans. The Company has no outstanding futures contracts or interest rate hedge agreements.

    As of March 31, 1996 and December 31, 1995, the Company had outstanding borrowings of $24,200,000 and $23,650,000, respectively, under the Credit Agreement. At March 31, 1996, $484,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $5,316,000. The weighted average interest rate on all bank borrowings on December 31, 1995 was 7.75%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

    The availability under the Credit Agreement is scheduled to reduce by $5,000,000 on December 31, 1996 and thereafter principal installments on the Term Loan of $625,000 each will be due at the end of each calendar quarter through December 31, 2000. The Revolving Credit Facility will be payable in full on December 31, 2000. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to March 31, 1996 amount to $0 in 1996, $2,500,000 in 1997, $2,500,000 in 1998, $2,500,000 in 1999, and $16,700,000 in 2000. As stated in
Note 3 to the accompanying consolidated financial statements, the Company approved a plan for the sale of Mick's and Peasant. Under the terms of the Company's Credit Agreement, net proceeds from such sale will be required to be used to reduce the Company's outstanding debt.

     The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of March 31, 1996, the Company believes it was in compliance with such covenants.

    In conjunction with the Company's investment in Santa Fe, in fiscal 1994, the Company entered into a guaranty of up to $200,000 for Santa Fe lease obligations and in conjunction with the Company's exit strategy from such investment, a subsidiary of the Company funded additional amounts to Santa Fe totaling approximately $900,000 during fiscal 1995. The Company estimates that further fundings, if any, will be minimal.




                                      (12)

    In July 1994, the Company entered into an agreement to purchase 9% of the outstanding 11% of common stock of Peasant Holding Corp. ("Peasant Holding") from one of the two remaining minority holders of Peasant Holding common stock. The purchase price of the shares was approximately $1,985,000 plus interest calculated at 5%, $900,000 of which was paid in fiscal 1994, $535,000 of which was paid through December 31, 1995 and the balance of which was paid through March 1996.

    During the first three months of fiscal 1996, the Company's net investment in fixed assets, capitalized leases, and related investment costs approximated $2.2 million. The Company estimates that it will expend up to an aggregate of $11.0 million in 1996 to finance pre-opening costs and capital expenditures net of landlord development and rent allowances and net of equipment lease financing for new restaurants and ordinary refurbishment of existing restaurants. The Company has entered into various equipment lease financing agreements with several financial institutions of which approximately $6.2 million in the aggregate has been funded through May 1996 and $7.9 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion and to meet obligations under the Company's notes payable.

Forward-Looking Statements
- - --------------------------

    Except for the historical information contained in this Form 10-Q, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to important factors that could cause actual results to differ materially from these forward-looking statements, including without limitation, the effect of economic and market conditions, the impact of competitive activities, the Company's expansion plans, restaurant profitability levels and other risks detailed in the Company's public reports and SEC filings.























                                      (13)

                     QUANTUM RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part II  -  Other Information

Item 1.  Legal Proceedings

    The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse affect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

Item 6.  Exhibits and Reports on Form 8-K

    (a)Exhibits.

       4.04 (d)   Letter Agreement, dated May 2, 1996, among the Registrant, the
               Peasant Restaurants, Inc., Morton's of Chicago, Inc., and
               The First National Bank of Boston, individually and as agent.

      27.00       Financial Data Schedule



   (b)Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter for which this report was filed.





















                                      (14)

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           QUANTUM RESTAURANT GROUP, INC.
                                           ------------------------------
                                           (Registrant)



Date   May 13, 1996
      -------------------
                                           By:  /s/ ALLEN J. BERNSTEIN
                                                ---------------------------
                                                Allen J. Bernstein
                                                Chairman of the Board and Chief
                                                  Executive Officer



Date   May 13, 1996
        ---------------------              By:   /s/ THOMAS J. BALDWIN
                                                 ---------------------------
                                                 Thomas J. Baldwin
                                                 Senior Vice President, Finance
                                                   and Chief Financial Officer


















                                      (15)