Form 10-Q
period 1996-06-30
MORTONS RESTAURANT GROUP INC
filed 1996-08-13
CIK 883981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period   June 30, 1996
ended                      ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                                -------------------          -------------------

Commission file number           1-12692
                                 -----------------------------------------------



                         MORTON'S RESTAURANT GROUP, INC.

- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          13-3490149
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. employer
or organization)                                            identification no.)


3333 New Hyde Park Road, Suite 210, New Hyde Park, New York           11042
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (zip code)

                                  516-627-1515
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

As of August 5, 1996, the registrant had 6,415,523 Shares of its Common Stock, $.01 par value, issued and outstanding.

                                       (1)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

 Part I - Financial Information                                       Page

 Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 1996
     and December 31, 1995                                             3-4

   Consolidated Statements of Income for the three and
      six month periods ended June 30, 1996 and July 2, 1995             5

   Consolidated Statements of Cash Flows for the six month
      periods ended June 30, 1996 and July 2, 1995                       6

   Notes to Consolidated Financial Statements                          7-9

 Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  10-13

 Part II - Other Information

 Item 1.  Legal Proceedings                                             14

 Item 4.  Submission of Matters to a Vote of Stockholders               14

 Item 6.  Exhibits and Reports on Form 8-K                              15


 Signatures                                                             16
                                      (2)

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)

                                                        June 30,    December 31,
                                                           1996        1995
                                                           ----        -----
                                                              (unaudited)
     Assets
Current assets:
   Cash and cash equivalents                              $ 2,045      2,351
   Accounts receivable                                      1,296      2,575
   Inventories                                              3,934      3,465
   Landlord construction  receivables,
    prepaid expenses and other current assets               2,505      2,157
   Deferred income taxes                                    1,780      2,280
   Assets held for sale                                    21,602     22,583
                                                          -------    -------

        Total current assets                               33,162     35,411

Property and equipment, at cost:
   Furniture, fixtures and equipment                       11,892      8,304
   Leasehold improvements                                  12,838      7,050
   Construction in progress                                   417      6,618
                                                          -------    -------
                                                           25,147     21,972

   Less accumulated depreciation and amortization           3,305      2,593
                                                          -------    -------

        Net property and equipment                         21,842     19,379
                                                          -------    -------

Intangible  assets,  net of accumulated  amortization
 of $2,854 at June 30,1996 and $2,654 at
 December  31, 1995                                        13,141     13,341

Other assets and deferred expenses, net of accumulated
amortization of $3,000 at June 30, 1996 and $1,306 at
 December 31, 1995                                          6,128      5,057
                                                          -------    -------
                                                          $74,273     73,188
                                                          =======    =======



                                   (Continued)

                                      (3)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                       June 30,  December 31,
                                                         1996      1995
                                                         ----      ----
                                                          (unaudited)
   Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                   $ 4,606     6,904
   Accrued expenses                                     4,888     4,499
   Accrued income taxes                                   577       538
   Current portion of note payable to related party      --         483
   Liabilities related to assets held for sale         11,276    13,995
                                                      -------   -------

         Total current liabilities                     21,347    26,419

Bank debt                                              25,950    23,650
Other liabilities                                       5,110     4,079
                                                      -------   -------

         Total liabilities                             52,407    54,148
                                                      -------   -------


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value per share.
     Authorized 3,000,000 shares, no shares issued
     or outstanding                                      -         -

   Common stock, $.01 par value per share. Authorized
     25,000,000 shares, issued and outstanding
     6,415,523 shares at June 30, 1996 and
     6,367,093 shares at December 31, 1995                 64        64

   Nonvoting common stock, $.01 par value per share.
     Authorized 3,000,000 shares, no shares issued or
     outstanding                                         -         -

   Additional paid-in capital                          61,360    61,350
   Accumulated deficit                                (39,558)  (42,374)
                                                       ------   --------

        Total stockholders' equity                     21,866    19,040
                                                       -------   -------

                                                    $  74,273    73,188
                                                      ========   =======



See accompanying notes to consolidated financial statements.


                                      (4)

                   MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                     (amounts in thousands, except per share data)

                                             Three Months Ended      Six Months Ended
                                             June 30,    July 2,    June 30,    July 2,
                                               1996       1995        1996       1995
                                               ----       ----        ----       ----
                                               (unaudited)             (unaudited)
Revenues                                     $  46,476     41,509      95,345    85,551


Food and beverage costs                         15,639     13,823      31,910    28,531
Restaurant operating expenses                   22,702     20,722      46,237    42,062
Depreciation, amortization and other
 non-cash charges                                1,306      1,478       2,900     3,430
General and administrative expenses              3,544      3,227       7,246     6,618
Marketing and promotional expenses               1,014        743       2,152     1,485
Interest expense, net                              574        451       1,144       874
                                               -------    -------    --------   -------

      Income before income taxes                 1,697      1,065       3,756     2,551

Income tax expense                                 425         25         940       125
                                               -------   --------    --------   -------

      Net income                             $   1,272      1,040       2,816     2,426
                                               =======   ========    ========   =======

Income per share                             $    0.19       0.16        0.42      0.37
                                               =======   ========    ========   =======

Weighted average shares outstanding              6,807      6,638       6,773     6,635
                                               =======   ========    ========   =======





    See accompanying notes to consolidated financial statements.

                                      (5)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)


                                                              Six Months Ended
                                                            June 30,    July 2,
                                                              1996        1995
                                                              ----        ----
                                                                 (unaudited)
Cash flows from operating activities:
   Net income                                              $    2,816    2,426
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
   Depreciation, amortization and other non-cash charges        2,900    3,430
   Deferred income taxes                                          500      -
   Change in assets and liabilities:

      Accounts receivable                                       1,708     (633)
      Inventories                                                (369)    (397)
      Prepaid expenses and other assets                          (303)    (300)
      Accounts payable, accrued expenses and other             (4,095)  (5,418)
       liabilities
      Accrued income taxes                                        (39)     (362)
                                                              --------   -------

      Net cash provided (used) by operating activities          3,118     (1,254)
                                                              --------   -------

Cash flows from investing activities:
   Purchases of property and equipment, net                    (2,527)   (2,292)
   Payments for start-up costs, licenses and other
    deferred expenses                                          (2,724)   (1,537)
                                                            ---------  --------
      Net cash used by investing activities                    (5,251)   (3,829)
                                                             ---------  --------

Cash flows from financing activities:
   Increase in bank overdraft                                     -       1,544
   Principal reduction on bank debt                            (2,100)     (150)
   Proceeds from bank debt                                      4,400     4,025
   Payments on note payable to related party                     (483)     (508)
   Net proceeds from issuance of stock                             10        -
                                                              --------   -------

      Net cash provided by financing activities                 1,827     4,911
                                                              --------   -------

Net decrease in cash and cash equivalents                        (306)     (172)

Cash and cash equivalents at beginning of period                2,351     4,031
                                                              --------   -------

Cash and cash equivalents at end of period                $      2,045    3,859
                                                              ========   =======



See accompanying notes to consolidated financial statements.


                                      (6)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 30, 1996 and July 2, 1995

1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc., formerly known as Quantum Restaurant Group, Inc., (the "Company") for the fiscal year ended December 31, 1995, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 29, 1996.

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

     On May 9, 1996, at the Company's Annual Meeting of Stockholders, the stockholders voted to change the name of the Company from Quantum Restaurant Group, Inc. to Morton's Restaurant Group, Inc.

     The Company uses a fiscal reporting period ending on the closest Sunday to December 31. The fiscal year consists of 52 weeks and approximately every six or seven years, a 53rd week will be added.

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,004,000 and $890,000, and income taxes of approximately $506,000 and $442,000, for the six months ended June 30, 1996 and July 2, 1995, respectively. During the first six months of 1996, the Company entered into capital lease arrangements of approximately $1,100,000 for restaurant equipment.

3) Effective January 2, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("Statement 121").

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

     Coincident with the Company's approval of the plan of sale, the assets held for sale and related liabilities for Mick's and Peasant have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" when the Company reports its financial position. The accompanying consolidated balance sheets include the following components:



                                      (7)

                                                  June 30,      December 31,
                                                    1996            1995
                                                  --------        --------
                                               (amounts in thousands, unaudited)
Current assets                                    $  2,125        $  2,686
Net property and equipment                          13,206          13,851
Unamortized goodwill                                 8,077           8,077
Other assets                                         2,906           4,089
Deferred tax assets                                  2,180           2,180
Write-down of carrying values                       (6,892)         (8,300)
                                                  --------        --------
      Assets held for sale                          21,602          22,583
                                                  --------        --------

Current liabilities                                  4,089           3,470
Other liabilities                                    2,855           3,325
Lease exit costs                                     4,332           7,200
                                                  --------        --------
      Liabilities  related to assets
       held for sale                                11,276          13,995
                                                  --------        --------

            Net assets held for sale              $ 10,326        $  8,588
                                                  ========        ========


     The following represents the combined results of Mick's and Peasant for the periods ended June 30, 1996 and July 2, 1995. Interest expense was not allocated.


                                                           Six Months Ended
                                                       June 30,          July 2,
                                                         1996             1995
                                                       --------         ------
                                                      (amounts in thousands,
                                                           unaudited)
Revenues                                               $ 28,451        $ 32,363

Food and beverage costs                                   8,395           9,466
Restaurant operating expense                             17,948          18,938
Depreciation, amortization and other
 non-cash charges                                           103           1,846
General and administrative expenses                       2,053           2,257
Marketing and promotional expenses                          561             464
                                                       --------        --------

      Loss before income taxes                         $   (609)       $   (608)
                                                       ========        ========

     Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants and in the fourth quarter of fiscal 1995 engaged an investment banking firm to assist with the sale. Although marketing efforts concentrated on selling all of the Mick's and Peasant restaurants, sales materials indicated that a partial sale would be considered. As of July 1996, interest received for the majority of the restaurants indicates that the related net assets at June 30, 1996 are recoverable. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicate that it would be less costly to close such restaurants in an orderly fashion in the near future, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During fiscal 1996,

                                      (8)
restaurant occupancy expense of approximately $600,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs. During the second quarter of fiscal 1996, three Mick's restaurants and one Peasant restaurant were closed and during July 1996, two more Mick's restaurants were closed. Net assets held for sale at June 30, 1996 consist of net assets of $15,600,000 related to the majority of the restaurants and net liabilities of $5,300,000 related to the Remaining Restaurants.

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














                                      (9)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenues increased $5.0 million, or 12.0%, to $46.5 million for the three month period ended June 30, 1996, from $41.5 million during the comparable 1995 period. Of the increase, $4.6 million was attributable to incremental restaurant revenues from eight new restaurants opened after January 1, 1995 and $1.1 million, or 2.8%, was attributable to additional comparable revenues from restaurants open all of both periods. Offsetting these increases was a reduction of $0.7 million from Mick's and Peasant restaurants closed during the period. Average revenues per restaurant open for a full period increased 7.0%.

     Revenues increased $9.8 million, or 11.4%, to $95.3 million for the six month period ended June 30, 1996, from $85.6 million during the comparable 1995 period. Of the increase, $8.8 million was attributable to incremental restaurant revenues from eight new restaurants opened after January 1, 1995 and $1.7 million, or 2.1%, was attributable to additional comparable revenues from restaurants open all of both periods. Offsetting these increases was a reduction of $0.7 million from Mick's and Peasant restaurants closed during the period. Average revenues per restaurant open for a full period increased 4.8%. In addition, higher revenues for the first six months of fiscal 1996 reflect the impact of price increases of approximately 2% in April, 1995 for Mick's and Peasant Restaurant Groups. The Company operated 71 and 68 restaurants as of June 30, 1996 and July 2, 1995, respectively.

     Mick's and Peasant restaurants have generated lower than anticipated revenues which are adversely impacting average restaurant revenues and earnings trends. Additionally, as reflected in the table below, the 1996 period was adversely impacted by declines in the comparable restaurant revenues in the Mick's and Peasant groups, offset by increases in the Morton's and Bertolini's groups. The Atlanta market, where 22 of the Company's restaurants are located, has become increasingly competitive and may continue to adversely impact comparable restaurant revenues and operating results. As discussed in Note 3 to the accompanying consolidated financial statements, the Company approved a plan for the sale of the Mick's and Peasant restaurant groups. Operating results for Mick's and Peasant during the period they are being held for sale may continue to be adversely impacted.

     Percentage changes in comparable restaurant revenues for the three and six month periods ended June 30, 1996 versus July 2, 1995 for restaurants open all of both periods are as follows:


                                       Three Months          Six Months
                                   Ended June 30, 1996   Ended June 30, 1996
                                    Percentage Change     Percentage Change
                                    -----------------     -----------------
                   Morton's             10.5%                10.2%
                   Bertolini's           3.3%                 6.1%
                   Mick's               -6.9%                -9.9%
                   Peasant             -13.3%               -10.7%
                   Total                 2.8%                 2.1%


     The Company believes that revenues for the first quarter of 1996 were adversely affected by severe winter storms in January 1996.





                                      (10)

     Food and beverage costs increased from $13.8 million for the three month period ended July 2, 1995 to $15.6 million for the three month period ended June 30, 1996 and increased from $28.5 million for the six month period ended July 2, 1995 to $31.9 for the six month period ended June 30, 1996. These costs as a percentage of revenues increased 0.4% and 0.1% for the respective three and six month periods.

     Restaurant operating expenses which include labor, occupancy and other operating expenses increased from $20.7 million for the three month period ended July 2, 1995 to $22.7 million for the three month period ended June 30, 1996, an increase of $2.0 million. For the six months ended June 30, 1996, these costs increased from $42.1 million during the 1995 period, to $46.2 million for the comparable 1996 period. Those costs as a percentage of revenues decreased 1.1% from 49.9% for the three month period ended July 2, 1995 to 48.8% for the three month period ended June 30, 1996 and decreased 0.7% from 49.2% for the six month period ended July 2, 1995, to 48.5% for the comparable 1996 period. During fiscal 1996, restaurant occupancy expense of approximately $600,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs. The 1996 period increase in costs relates to the added costs of operating eight additional restaurants opened after January 1, 1995.

     Depreciation, amortization and other non-cash charges decreased from $1.5 million for the three month period ended July 2, 1995 to $1.3 million for the three month period ended June 30, 1996, and decreased from 3.6% of revenues to 2.8%, respectively. For the six months ended June 30, 1996, such costs were $2.9 million verses $3.4 million for the comparable 1995 period. The 1996 six month period decrease is due to the exclusion of 1995 first quarter depreciation and amortization related to Mick's and Peasant of approximately $0.4 million. Such depreciation and amortization was discontinued in the second quarter of 1995 pursuant to Statement 121 (see Note 3).

     General and administrative expenses for the three month period ended June 30, 1996 were $3.5 million, an increase of $0.3 million as compared with the three month period ended July 2, 1995. For the six months ended June 30, 1996, such costs were $7.2 million versus $6.6 million for the comparable 1995 period. Such costs as a percentage of revenues were 7.6% for the three month period ended June 30, 1996, a decrease of 0.2% from the three month period ended July 2, 1995 and 7.6% of revenues for the six months ended June 30, 1996, a decrease of 0.1% from the six months ended July 2, 1995. The increase in such expense is driven by incremental costs associated with increased restaurant development.

     Marketing and promotional expenses were $1.0 million, or 2.2% of revenues, for the three month period ended June 30, 1996, compared to $0.7 million, or 1.8% of revenues for the three month period ended July 2, 1995. For the six months ended June 30, 1996, these costs were $2.2 million, or 2.3% of revenues, as compared to $1.5 million, or 1.7% of revenues, for the comparable 1995 period. The increase is driven by incremental costs associated with increased restaurant development.

     Interest expense, net of interest income, increased to $0.6 million and $1.1 million, respectively for the three and six month periods ended June 30, 1996 from $0.5 million and $0.9 million, respectively for the three and six month periods ended July 2, 1995. The increase is a result of higher outstanding debt balances and higher interest rates.

     Income tax expense of $940,000 for the six month period ended June 30, 1996 predominantly represents state income taxes as well as Federal income taxes, which were partially offset by the utilization of the Company's net operating loss carryforwards and the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1996.




                                      (11)

Liquidity and Capital Resources

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

     The Company and The First National Bank of Boston (FNBB) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended in February, March and June 1996 (collectively the "Credit Agreement"), pursuant to which the Company's then existing credit facility was restructured and amended to, among other things, increase the credit facility from $25,000,000 to $30,000,000, consisting of a $15,000,000 term loan (the "Term Loan") and a $15,000,000 revolving credit facility (the "Revolving Credit Facility") and to extend the final maturity date one year to December 31, 2001. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At June 30, 1996, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans. The Company has no outstanding futures contracts or interest rate hedge agreements.

     As of June 30, 1996 and December 31, 1995, the Company had outstanding borrowings of $25,950,000 and $23,650,000, respectively, under the Credit Agreement. At June 30, 1996, $444,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $3,606,000. The weighted average interest rate on all bank borrowings on June 30, 1996 was 7.8%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

     The availability under the Credit Agreement is scheduled to reduce by $800,000 on September 30, 1997 and thereafter principal installments on the Term Loan of $800,000 each will be due at the end of each calendar quarter through December 31, 2001. The Revolving Credit Facility will be payable in full on December 31, 2001. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to June 30, 1996 amount to $0 in 1996, $1,600,000 in 1997, $3,200,000 in 1998,  $3,200,000  in 1999,  $3,200,000 in 2000 and  $14,750,000  in 2001. As
stated in Note 3 to the accompanying consolidated financial statements, the Company approved a plan for the sale of Mick's and Peasant. Under the terms of the Company's Credit Agreement, net proceeds from such sale will be required to be used to reduce the Company's outstanding debt.

     The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of June 30, 1996, the Company believes it was in compliance with such covenants.





                                  (12)

     During the first six months of fiscal 1996, the Company's net investment in fixed assets, capitalized leases, and related investment costs approximated $6.2 million. The Company estimates that it will expend up to an aggregate of $11.0 million in 1996 to finance pre-opening costs and capital expenditures net of landlord development and rent allowances and net of equipment lease financing for new restaurants and ordinary refurbishment of existing restaurants. The Company has entered into various equipment lease financing agreements with several financial institutions of which approximately $7.1 million in the aggregate has been funded through July 1996 and $7.0 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion and to meet obligations under the Company's notes payable.

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

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part II  -  Other Information

Item 1.  Legal Proceedings

     The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse affect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

Item 4.  Submission of Matters to a Vote of Stockholders

     The Company's 1996 Annual Meeting of Stockholders was held on May 9, 1996, for the following purposes: (i) to elect three directors to Class 1 of the Board of Directors to serve three-year terms and until their successors are duly elected and qualified, (ii) to consider and act upon a proposal to amend the Company's Certificate of Incorporation to change the name of the Company from Quantum Restaurant Group, Inc. to Morton's Restaurant Group, Inc. (iii) to ratify the re-appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the fiscal year ending December 29, 1996. Shares were voted on each such matter as follows:

   Election of Directors

      Name              Robert Barney
      ----
      For:               5,987,167
      Withheld:            136,500
      Name              Dianne H. Russell
      ----
      For:               5,987,067
      Withheld:            136,600
      Name              Alan A. Teran
      ----
      For:               5,987,117
      Withheld:            136,550

   Approval of the Amendment to the Company's Certificate of Incorporation

      For:               6,117,682
      Against:               4,985
      Abstain:               1,000

   Ratification and Approval of KPMG Peat Marwick LLP

      For:               6,115,567
      Against:               5,600
      Abstain:               2,500


     In addition, David B. Pittaway, William L. Hyde, Jr., and Dr. John J. Connolly will continue to serve as Class 2 directors until the election and qualification of their successors at the 1997 Annual Meeting of Stockholders. Allen J. Bernstein and John K. Castle will continue to serve as Class 3 directors until the election and qualification of their successors at the 1998 Annual Meeting of Stockholders.





                                      (14)

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.01 (d) Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.

          4.01 (b) Specimen Certificate representing the Common Stock, par value $.01 per share including Rights Legend and name change to Morton's Restaurant Group, Inc.

          4.04 (e) Third Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 28, 1996 among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

         27.00 Financial Data Schedule

     (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter for which this report was filed.








                                      (15)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MORTON'S RESTAURANT GROUP, INC.
                                       ----------------------------------------
                                       (Registrant)

Date    August 13, 1996
        ---------------
                                       By: /s/ ALLEN J. BERNSTEIN
                                       ----------------------------------------
                                           Allen J. Bernstein
                                           Chairman of the Board and Chief
                                           Executive Officer


Date    August 13, 1996                By: /s/ THOMAS J. BALDWIN
        ----------------               ----------------------------------------
                                           Thomas J. Baldwin
                                           Senior Vice President, Finance and
                                           Chief Financial Officer






                                      (16)