Form 10-Q
period 1996-09-29
MORTONS RESTAURANT GROUP INC
filed 1996-11-08
CIK 883981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended  September 29, 1996
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                                -------------------     ------------------------

Commission file number          1-12692
                                ------------------------------------------------

                         MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    13-3490149
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)



3333 New Hyde Park Road, Suite 210, New Hyde Park, New York      11042
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (zip code)

                                  516-627-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes [X] No [ ]

As of November 6, 1996, the registrant had 6,428,673 Shares of its Common Stock, $.01 par value, issued and outstanding.


                                      (1)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                       Page
                                                                     ----
Item 1.  Financial Statements

  Consolidated Balance Sheets as of September 29, 1996
     and December 31, 1995                                            3-4

  Consolidated Statements of Operations for the three
     and nine month periods ended
     September 29, 1996 and October 1, 1995                             5

  Consolidated Statements of Cash Flows for the nine
     month periods ended September 29, 1996
     and October 1, 1995                                                6

  Notes to Consolidated Financial Statements                          7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10-13

Part II - Other Information

Item 1.  Legal Proceedings                                             14

Item 4.  Submission of Matters to a Vote of Stockholders               14

Item 6.  Exhibits and Reports on Form 8-K                              14


Signatures                                                             15


                                      (2)

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)


                                                    September 29,   December 31,
                                                        1996            1995
                                                        ----            ----
     Assets                                                 (unaudited)
Current assets:
     Cash and cash equivalents                        $  1,254       $  2,351
     Accounts receivable                                 2,105          2,575
     Inventories                                         3,919          3,465
     Landlord construction receivables,
       prepaid expenses and other
       current assets                                    2,409          2,157
     Deferred income taxes                               2,620          2,280
     Assets held for sale                               21,205         22,583
                                                      --------       --------
         Total current assets                           33,512         35,411
Property and equipment, at cost:
     Furniture, fixtures and equipment                  12,453          8,304
     Leasehold improvements                             12,972          7,050
     Construction in progress                            1,098          6,618
                                                      --------       --------
                                                        26,523         21,972
                                                      --------       --------
     Less accumulated depreciation and
       amortization                                      3,779          2,593
                                                      --------       --------
         Net property and equipment                     22,744         19,379
                                                      --------       --------
Intangible assets, net of accumulated
     amortization of $2,954 at September
     29, 1996 and $2,654 at December 31, 1995           13,041         13,341
Other assets and deferred expenses, net of
     accumulated amortization of
     $4,008 at September 29, 1996 and $1,306
     at December 31, 1995                                6,172          5,057
                                                      --------       --------
                                                      $ 75,469       $ 73,188
                                                      ========       ========

                                                           (Continued)


                                      (3)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                  September 29,     December 31,
                                                     1996                1995
                                                     ----                ----
                                                            (unaudited)
     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                              $  4,312            $  6,904
     Accrued expenses                                 5,439               4,499
     Accrued income taxes                               249                 538
     Current portion of note payable to
       related party                                   -                    483
     Liabilities related to assets held for sale      9,902              13,995
                                                   --------            --------
         Total current liabilities                   19,902              26,419
Bank debt                                            27,400              23,650
Other liabilities                                     5,588               4,079
                                                   --------            --------
         Total liabilities                           52,890              54,148
                                                   --------            --------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.
       Authorized 3,000,000 shares, no shares
       issued or outstanding                           -                   -
     Common stock,  $.01 par value per share.
       Authorized 25,000,000 shares, issued and
       outstanding 6,426,773 shares at
       September 29, 1996 and 6,367,093 shares
       at December 31, 1995                              64                  64
     Nonvoting common stock, $.01 par value per
       share.  Authorized 3,000,000 shares, no
       shares issued or outstanding                    -                   -
     Additional paid-in capital                      61,472              61,350
     Accumulated deficit                            (38,957)            (42,374)
                                                   --------            --------
         Total stockholders' equity                  22,579              19,040
                                                   --------            --------
                                                   $ 75,469            $ 73,188
                                                   ========            ========

See accompanying notes to consolidated financial statements.


                                      (4)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  (amounts in thousands, except per share data)


                                                    Three Months Ended               Nine Months Ended
                                                Sept. 29,         Oct. 1,         Sept. 29,       Oct. 1,
                                                   1996            1995              1996          1995
                                                   ----            ----              ----          ----
                                                      (unaudited)                       (unaudited)


Revenues                                          $45,459          38,716          140,804       124,266

Food and beverage costs                            15,201          12,949           47,112        41,479
Restaurant operating expenses                      22,834          20,330           69,070        62,391
Depreciation, amortization and other
  non-cash charges                                  1,657           1,346            4,557         4,776
General and administrative expenses                 3,352           3,343           10,598         9,961
Marketing and promotional expenses                  1,057             975            3,209         2,460
Interest expense, net                                 557             489            1,701         1,364
Litigation settlement and related expenses          -               2,640            -             2,640
                                                  -------          ------          -------       -------
          Income (loss) before income taxes           801          (3,356)           4,557          (805)
Income tax expense (benefit)                          200            (381)           1,140          (256)
                                                  -------          ------          -------       -------
         Net income (loss)                        $   601          (2,975)           3,417          (549)
                                                  =======          ======          =======       =======
Income (loss) per share                           $  0.09           (0.47)            0.50         (0.09)
                                                  =======          ======          =======       =======
Weighted average shares outstanding                 6,827           6,367            6,793         6,367
                                                  =======          ======          =======       =======

      See accompanying notes to consolidated financial statements.


                                      (5)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                        Nine Months Ended
                                                       Sept. 29,    Oct. 1,
                                                         1996        1995
                                                         ----        ----
                                                            (unaudited)
Cash flows from operating activities:
     Net income (loss)                                 $  3,417    $   (549)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
     Depreciation, amortization and other
       non-cash charges                                   4,557       4,776
     Accrued litigation settlement and
       related expenses                                    -          2,640
     Change in assets and liabilities:
         Accounts receivable                                379      (1,243)
         Inventories                                       (202)        (73)
         Prepaid expenses and other assets                  (67)       (577)
         Accounts payable, accrued expenses
           and other liabilities                         (5,855)     (3,560)
         Accrued income taxes                               (52)       (744)
                                                       --------    --------
           Net cash provided by operating activities      2,177         670
                                                       --------    --------
Cash flows from investing activities:
     Purchases of property and equipment, net            (2,930)     (3,580)
     Payments for start-up costs, licenses and
       other deferred expenses                           (3,733)     (2,644)
                                                       --------    --------
           Net cash used by investing activities         (6,663)     (6,224)
                                                       --------    --------
Cash flows from financing activities:
     Increase in bank overdraft                             -         1,619
     Principal reduction on bank debt                    (2,250)       (450)
     Proceeds from bank debt                              6,000       5,975
     Payments on note payable to related party             (483)       (521)
     Net proceeds from issuance of stock                    122          -
                                                       --------    --------
           Net cash provided by financing activities      3,389       6,623
                                                       --------    --------
Net increase in cash and cash equivalents                (1,097)      1,069
Cash and cash equivalents at beginning of period          2,351       4,031
                                                       --------    --------
Cash and cash equivalents at end of period             $  1,254    $  5,100
                                                       ========    ========

See accompanying notes to consolidated financial statements.


                                      (6)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     September 29, 1996 and October 1, 1995

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,563,000 and $1,370,000, and income taxes of approximately $800,000 and $950,000, for the nine months ended September 29, 1996 and October 1, 1995, respectively. During fiscal 1996 and 1995, the Company entered into capital lease arrangements of approximately $2,445,000 and $738,000, respectively, for restaurant equipment.

3) Effective January 2, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("Statement 121").

     During the second quarter of fiscal 1995, the Company approved a plan for the sale of Peasant Holding Corp. ("Peasant Holding"), the holding company for Mick's Restaurants, Inc. ("Mick's") and The Peasant Restaurants, Inc. ("Peasant"). Pursuant to Statement 121, the Company discontinued depreciating fixed assets and amortizing goodwill relating to Mick's and Peasant in April 1995. The amount of such depreciation and amortization for the first three months of fiscal 1995 approximated $364,000.

     Coincident with the Company's approval of the plan of sale, the assets held for sale and related liabilities for Mick's and Peasant have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" when the Company reports its financial position. The accompanying consolidated balance sheets include the following components:


                                      (7)

                                                  Sept. 29,      December 31,
                                                    1996            1995
                                                  --------        --------
                                              (amounts in thousands, unaudited)

Current assets                                    $  2,339        $  2,686
Net property and equipment                          10,624          13,851
Unamortized goodwill                                 8,077           8,077
Other assets                                         2,283           4,089
Deferred tax assets                                  1,490           2,180
Write-down of carrying values                       (3,608)         (8,300)
                                                  --------        --------
  Assets held for sale                              21,205          22,583
                                                  --------        --------
Current liabilities                                  4,131           3,470
Other liabilities                                    1,767           3,325
Lease exit costs                                     4,004           7,200
                                                  --------        --------
  Liabilities related to assets held for sale        9,902          13,995
                                                  --------        --------
    Net assets held for sale                      $ 11,303        $  8,588
                                                  ========        ========


     The following represents the combined results of Mick's and Peasant for the periods ended September 29, 1996 and October 1, 1995. Interest expense was not allocated.

                                                       Nine Months Ended
                                                Sept. 29, 1996      Oct. 1, 1995
                                                --------------      ------------
                                               (amounts in thousands, unaudited)

Revenues                                         $   41,839         $   47,718

Food and beverage costs                              12,293             13,953
Restaurant operating expense                         26,089             28,837
Depreciation, amortization and other
  non-cash charges                                      138              2,397
General and administrative expenses                   2,935              3,250
Marketing and promotional expenses                      778                988
                                                 ---------          ----------
         Loss before income taxes                $    (394)         $   (1,707)
                                                 =========          ==========

     Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants and in the fourth quarter of fiscal 1995 engaged an investment banking firm to assist with the sale. Although marketing efforts concentrated on selling all of the Mick's and Peasant restaurants, sales materials indicated that a partial sale would be considered. Interest received for the majority of the restaurants indicates that the related net assets at September 29, 1996 are recoverable. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicated that it would be less costly to close such restaurants in an orderly fashion, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During fiscal 1996, restaurant occupancy expense of approximately


                                      (8)

$1,045,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs. During the second quarter of fiscal 1996, three Mick's restaurants and one Peasant restaurant were closed. During the third quarter, four more Mick's restaurants were closed. During October 1996, one more Peasant was closed. Net assets held for sale at September 29, 1996 consist of net assets of $15,200,000 related to the majority of the restaurants and net liabilities of $3,900,000 related to the Remaining Restaurants.

     The write-down and related charges for net assets held for sale reflect management's best estimate of the costs expected to be incurred in connection with the disposition of Mick's and Peasant. As a result of the numerous uncertainties which may impact the actual costs to be incurred by the Company, such costs may differ from the current estimates used by management.

4) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.


                                      (9)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenues increased $6.8 million, or 17%, to $45.5 million for the three month period ended September 29, 1996, from $38.7 million during the comparable 1995 period. Of the increase, $6.8 million was attributable to incremental restaurant revenues from eight new restaurants opened after January 1, 1995 and $2.0 million, or 5.7%, was attributable to additional comparable revenues from restaurants open all of both periods. Offsetting these increases was a reduction of $2.0 million from Mick's and Peasant restaurants closed during the period. Average revenues per restaurant open for a full period increased 16.0%.

     Revenues increased $16.5 million, or 13%, to $140.8 million for the nine month period ended September 29, 1996, from $124.3 million during the comparable 1995 period. Of the increase, $15.8 million was attributable to incremental restaurant revenues from eight new restaurants opened after January 1, 1995 and $3.7 million, or 3.2%, was attributable to additional comparable revenues from restaurants open all of both periods. Offsetting these increases was a reduction of $3.0 million from Mick's and Peasant restaurants closed during the period. Average revenues per restaurant open for a full period increased 10.9%. In addition, higher revenues for the first nine months of fiscal 1996 reflect the impact of price increases of approximately 2% in April, 1995 for Mick's and Peasant Restaurant Groups. The Company operated 67 and 68 restaurants as of September 29, 1996 and October 1, 1995, respectively.

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

     Percentage changes in comparable restaurant revenues for the three and nine month periods ended September 29, 1996 versus October 1, 1995 for restaurants open all of both periods are as follows:

                             Three Months                    Nine Months
                         Ended Sept. 29, 1996           Ended Sept. 29, 1996
                           Percentage Change              Percentage Change
                           -----------------              -----------------
     Morton's                    9.1%                           9.9%
     Bertolini's                 1.1%                           4.4%
     Mick's                      0.8%                          -6.7%
     Peasant                     2.5%                          -6.9%
     Total                       5.7%                           3.2%

     The Company believes that revenues for the first quarter of 1996 were adversely affected by severe winter storms in January 1996. The Company believes that the Olympic Games which were held in Atlanta in July 1996 had a favorable impact on Atlanta based restaurant revenues.


                                      (10)

     Food and beverage costs increased from $12.9 million for the three month period ended October 1, 1995 to $15.2 million for the three month period ended September 29, 1996 and increased from $41.5 million for the nine month period ended October 1, 1995 to $47.1 for the nine month period ended September 29, 1996. Offsetting these increases was a reduction of approximately $0.7 million and $1.0 million for the three and nine month periods, respectively, due to the Mick's and Peasant restaurants closed during fiscal 1996. These costs as a percentage of revenues remained flat for the three month period and increased 0.1% for the nine month period.

     Restaurant operating expenses which include labor, occupancy and other operating expenses increased from $20.3 million for the three month period ended October 1, 1995 to $22.8 million for the three month period ended September 29, 1996, an increase of $2.5 million. For the nine months ended September 29, 1996, these costs increased from $62.4 million during the 1995 period, to $69.1 million for the comparable 1996 period. Those costs as a percentage of revenues decreased 2.3% from 52.5% for the three month period ended October 1, 1995 to 50.2% for the three month period ended September 29, 1996 and decreased 1.1% from 50.2% for the nine month period ended October 1, 1995, to 49.1% for the comparable 1996 period. Offsetting these increases was a reduction of approximately $2.0 million and $2.7 million for the three and nine month periods, respectively, due to the Mick's and Peasant restaurants closed during fiscal 1996. During fiscal 1996, restaurant occupancy expense of approximately $1.0 for the Remaining Restaurants has been charged against the accrual for lease exit costs. The 1996 period increase in costs relates to the added costs of operating eight additional restaurants opened after January 1, 1995.

     Depreciation, amortization and other non-cash charges increased from $1.3 million for the three month period ended October 1, 1995 to $1.7 million for the three month period ended September 29, 1996, and increased from 3.5% of revenues to 3.6%, respectively. For the nine months ended September 29, 1996, such costs were $4.6 million verses $4.8 million for the comparable 1995 period. The 1996 nine month period increase is due to increased startup amortization offset by the exclusion of depreciation and amortization related to Mick's and Peasant of approximately $0.4 million recorded in the first quarter of 1995. Such depreciation and amortization was discontinued in the second quarter of 1995 pursuant to Statement 121 (see Note 3).

     General and administrative expenses for the three month period ended September 29, 1996 were $3.4 million, an increase of $0.1 million as compared with the three month period ended October 1, 1995. For the nine months ended September 29, 1996, such costs were $10.6 million versus $10.0 million for the comparable 1995 period. Such costs as a percentage of revenues were 7.4% for the three month period ended September 29, 1996, a decrease of 1.3% from the three month period ended October 1, 1995 and 7.5% of revenues for the nine months ended September 29, 1996, a decrease of 0.5% from the nine months ended October 1, 1995. The increase in such expense is driven by incremental costs associated with increased restaurant development.

     Marketing and promotional expenses were $1.1 million, or 2.3% of revenues, for the three month period ended September 29, 1996, compared to $1.0 million, or 2.5% of revenues for the three month period ended October 1, 1995. For the nine months ended September 29, 1996, these costs were $3.2 million, or 2.3% of revenues, as compared to $2.5 million, or 2.0% of revenues, for the comparable 1995 period. The increase is driven by incremental costs associated with increased restaurant development.

     During the third quarter of fiscal 1995, the Company recorded a one-time charge of approximately $2.6 million related to the settlement of a lawsuit, and associated legal and related costs, which had been pending in the United States District Court for the District of Nevada. There were no comparable charges during fiscal 1996.


                                      (11)

     Interest expense, net of interest income, increased to $0.6 million and $1.7 million, respectively for the three and nine month periods ended September 29, 1996 from $0.5 million and $1.4 million, respectively for the three and nine month periods ended October 1, 1995. The increase is a result of higher outstanding debt balances.

     Income tax expense of $1.1 million for the nine month period ended September 29, 1996 predominantly represents state income taxes as well as Federal income taxes, which were partially offset by the utilization of the Company's net operating loss carryforwards and the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1996.

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

     The Company and The First National Bank of Boston (FNBB) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended in February, March and June 1996 (collectively the "Credit Agreement"), pursuant to which the Company's then existing credit facility was restructured and amended to, among other things, increase the credit facility from $25,000,000 to $30,000,000, consisting of a $15,000,000 term loan (the "Term Loan") and a $15,000,000 revolving credit facility (the "Revolving Credit Facility") and to extend the final maturity date one year to December 31, 2001. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At September 29, 1996, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans. The Company has no outstanding futures contracts or interest rate hedge agreements.

     As of September 29, 1996 and December 31, 1995, the Company had outstanding borrowings of $27,400,000 and $23,650,000, respectively, under the Credit Agreement. At September 29, 1996, $444,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $2,156,000. The weighted average interest rate on all bank borrowings on September 29, 1996 was 7.8%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

     The availability under the Credit Agreement is scheduled to reduce by $800,000 on September 30, 1997 and thereafter principal installments on the Term Loan of $800,000 each will be due at the end of each calendar quarter through December 31, 2001. The Revolving Credit Facility will be payable in full on December 31, 2001. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to September 29, 1996 amount to $0 in 1996, $1,600,000 in 1997, $3,200,000 in 1998, $3,200,000 in 1999, $3,200,000 in 2000 and $16,200,000 in
2001. The borrowings under the Company's Credit Agreement have been classified as long-term on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit


                                      (12)

Facility, including the Term Loan Principal payments due in September 1997. As stated in Note 3 to the accompanying consolidated financial statements, the Company approved a plan for the sale of Mick's and Peasant. Under the terms of the Company's Credit Agreement, net proceeds from such sale will be required to be used to reduce the Company's outstanding debt.

     The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of September 29, 1996, the Company believes it was in compliance with such covenants.

     During the first nine months of fiscal 1996, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $6.6 million. The Company estimates that it will expend up to an aggregate of $10.0 million in 1996 to finance pre-opening costs and capital expenditures net of landlord development and rent allowances and net of equipment lease financing for new restaurants and ordinary refurbishment of existing restaurants. The Company has entered into various equipment lease financing agreements with several financial institutions of which approximately $9.6 million in the aggregate has been funded through October 1996 and $4.5 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion.

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

Item 4.  Submission of Matters to a Vote of Stockholders

     No matters were submitted to a vote of stockholders during the quarter for which this report was filed.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

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




                              MORTON'S RESTAURANT GROUP, INC.
                              (Registrant)




Date    November 8, 1996      By:    /s/ ALLEN J. BERNSTEIN
       --------------------          ---------------------
                                     Allen J. Bernstein
                                     Chairman of the Board and
                                     Chief Executive Officer



Date    November 8, 1996      By:    /s/ THOMAS J. BALDWIN
       --------------------          ---------------------
                                     Thomas J. Baldwin
                                     Senior Vice President,
                                     Finance and Chief Financial Officer


                                      (15)

                                INDEX TO EXHIBITS

     The following is a list of all exhibits filed as part of this report.

       Exhibit
       Number       Page      Document
       ------       ----      --------
       27.00                  Financial Data Schedule