Form 10-K
period 1996-12-29
MORTONS RESTAURANT GROUP INC
filed 1997-03-27
CIK 883981

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended December 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________________ to _____________________________

Commission file number 1-12692

                         MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3490149
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
 of incorporation or organization)

3333 New Hyde Park Road, New Hyde Park, NY                11042
--------------------------------------------------------------------------------
(Address of principal executive offices)                (zip code)

                                  516-627-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

           Title of each class                     Name of exchange

      Common Stock, $.01 par value              New York Stock Exchange
    --------------------------------          ---------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $105,516,051.

As of March 26, 1997, the registrant had 6,458,988 shares of its common stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) portions of the registrant's annual report to stockholders for the fiscal year ended December 29, 1996 (the "Annual Report") are incorporated by reference into Part II hereof; and

(2) portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     Part I

Item 1. Business

General

     Morton's Restaurant Group, Inc., formerly known as Quantum Restaurant Group, Inc., was incorporated as a Delaware corporation on October 3, 1988. As used in this Report, the terms "MRG" or "Company" refer to Morton's Restaurant Group, Inc. and its consolidated subsidiaries.

     In December 1988, the Company acquired 89% of the outstanding common stock of a predecessor company of Peasant Holding Corp. ("Peasant Holding"), the holding company for The Peasant Restaurants, Inc. ("Peasant") and Mick's Restaurants, Inc. ("Mick's"). On February 6, 1997, the Company completed the sale of an 80.1% interest in its Atlanta-based Mick's and Peasant restaurants and is in the process of selling or otherwise disposing of the five remaining non-Atlanta Mick's restaurants (see Note 3 to the Company's consolidated financial statements).

     In 1989, the Company acquired 100% of the outstanding common stock, preferred stock, stock options and common stock warrants of Porterhouse, Inc. and subsidiaries, which do business as Morton's of Chicago ("Morton's").

     At December 29, 1996, the Company owned and operated 67 restaurants utilizing four distinct restaurant concepts: Morton's, Bertolini's Authentic Trattorias ("Bertolini's"), Mick's, and Peasant restaurants. These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences. During the first quarter of fiscal 1997, one new Morton's restaurant was opened, two non-Atlanta Mick's were closed, and the Company completed the sale of 19 Atlanta-based restaurants decreasing the total to 47 restaurants (35 Morton's, 7 Bertolini's, and 5 Mick's).

     The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board and Chief Executive Officer, William L. Hyde, Jr., President and Chief Operating Officer, and vice presidents responsible for site selection and development, finance, and administration.

     The Company plans to expand by adding new Morton's and Bertolini's restaurants. In addition, the Company has investigated, and may possibly continue to investigate, the acquisition of other restaurant concepts. The Company has, and will continue to utilize, stringent criteria to evaluate acquisition opportunities, which include the following attributes: (i) a proven record of success and ample opportunities for geographic expansion; (ii) fundamentally strong operations that could be enhanced by the Company's systems, cost controls and standards; and (iii) a strong management team committed to operating as a part of the Company.

     The Company has no agreements or letters of intent with respect to any potential acquisition. The Company does not currently intend to develop a franchise program for any of its restaurant concepts. There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Sale of Mick's and Peasant Restaurants

     On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant. In connection with the sale, the remaining non-Atlanta Mick's and Peasant restaurant subsidiaries were transferred to another subsidiary of the Company. For more information see Note 3 to the Company's consolidated financial statements.

Morton's of Chicago Steak House Restaurants

     At December 29, 1996, Morton's operated 34 premium quality steak houses located in 32 cities. During the first quarter of 1997, a new Morton's restaurant was opened in Washington, DC. Morton's offers its clientele a combination of excellent service and large quantities of the highest quality menu items. Morton's has received awards in many locations for the quality of its food and hospitality. Morton's serves only U.S.D.A. prime aged beef, including a 24 oz. porterhouse, a 20 oz. NY strip sirloin and a 14 oz. filet mignon. Morton's also offers fresh fish, lobster, veal and chicken. All Morton's have identical dinner menu items. While the emphasis is on beef, the menu selection is broad enough to appeal to many taste preferences. The Morton's dinner menu consists of a table-side presentation by the server of many of the dinner items, including a 48 oz. porterhouse steak and a live Maine lobster, and all Morton's restaurants feature an open display kitchen where steaks are prepared. Each restaurant has a fully stocked bar with a complete list of name brands and an extensive premium wine list that offers approximately 150 selections.

     Morton's caters primarily to high-end, business-oriented clientele. During the year ended December 29, 1996, the average per-person check, including dinner and lunch, was approximately $62.25. Management believes that, on a nationwide basis, a vast majority of Morton's weekday sales and a substantial portion of its weekend sales are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 31% of Morton's revenues during fiscal 1996. In the nine Morton's serving both lunch and dinner during fiscal 1996, dinner service accounted for approximately 88% of revenues and lunch service accounted for approximately 12%. All Morton's are open seven days a week. Those 25 Morton's serving only dinner are open from 5:30 p.m. to 11:30 p.m., while those Morton's serving both lunch and dinner are also open from 11:30 a.m. to 2:30 p.m. for the lunch period.

     All Morton's are very similar in terms of style, concept and decor and are located in retail, commercial and office building complexes in major metropolitan areas and urban centers. In 1996, 32 Morton's (including all restaurants opened since the 1989 acquisition) had on-premises private dining and meeting facilities referred to as "Boardrooms". During fiscal 1996, Boardroom sales were approximately 16% of sales in those locations offering Boardrooms. Boardrooms offer a valuable amenity to customers and fully complement Morton's operations. It is anticipated that all future Morton's will contain Boardrooms.

     Morton's operations and cost systems, developed over 19 years, enable Morton's to maintain tight controls over operating expenses. The cooking staff is highly trained and experienced. The uniform staffing patterns throughout Morton's restaurants enhance operating efficiencies. Morton's management believes that its centralized sourcing from its primary suppliers of its U.S.D.A. prime aged beef gives it significant cost and availability advantages over many independent restaurants. Morton's purchases

Midwest-bred, grain-fed, U.S.D.A. prime aged beef (approximately the finest two to three percent of an 1,100 pound steer).

Bertolini's Authentic Trattoria Restaurants

     At December 29, 1996, there were seven Bertolini's, located in seven cities. Bertolini's is a white tablecloth, authentic Italian trattoria, which provides table service in a casual dining atmosphere. For the year ended December 29, 1996, Bertolini's average per-person check, including dinner and lunch, was approximately $18.75. Bertolini's restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. Dinner service accounts for approximately 67% of revenues and lunch service accounts for approximately 33%. Sales of alcoholic beverages accounted for approximately 20% of Bertolini's restaurants' revenues during fiscal 1996.

Mick's and Peasant Restaurants

     As noted on page 1 and in Note 3 to the Company's consolidated financial statements, on February 6, 1997, the Company completed the sale of an 80.1% interest in its Atlanta-based Mick's and Peasant restaurants and is in the process of selling or otherwise disposing of the five remaining non-Atlanta Mick's restaurants.

Site Development and Expansion

General. To date, the Company has attempted to maximize its capital resources by receiving substantial development or rent allowances from its landlords. The Company's leases typically provide for substantial landlord development or rent allowances and an annual percentage rent based on gross sales, subject to market-based minimum annual rents. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants.

     The costs of opening a Morton's or Bertolini's varies by restaurant depending upon, among other things, the location of the site and the extent of any renovation required. The Company leases all of its restaurant sites and operates both free-standing and in-line restaurants. In recent years, the Company has received substantial landlord development or rent allowances for leasehold improvements and furniture, fixtures and equipment and, in certain instances, pre-opening expenses. The Company's average net cash investments for the six restaurants opened between January 1, 1996 and March 1997, was approximately $1.3 million, in each case, net of landlord development and or rent allowances and restaurant equipment lease financings. The Company currently targets its average net cash investment in new restaurants to be less than $1.5 million per restaurant, although the Company may expend greater amounts for particular restaurants.

     The Company believes that the locations of its restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed specific criteria by which each prospective site is evaluated. Potential sites are generally sought in major metropolitan areas. In addition to carefully analyzing demographic information, such as average household size and income, for each prospective site, management considers factors such as traffic patterns, proximity of shopping areas and office buildings, area restaurant competition, accessibility and visibility. The Company's ability to open new restaurants depends upon locating satisfactory sites, negotiating favorable lease terms, securing appropriate government permits and approvals, obtaining liquor licenses and recruiting and transferring additional qualified management personnel. For these and other reasons, there can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

     The standard decor and interior design of each of the Company's restaurant concepts can be readily adapted to accommodate different types of locations.

Morton's. The first Morton's was opened in 1978 in downtown Chicago, where Morton's headquarters are still located. From 1978 to 1989, Morton's expanded to a group of nine restaurants in nine cities. Under the Company, Morton's has grown from nine to 35 restaurants through March 1997. During 1996, new Morton's opened in Houston, TX; Phoenix, AZ; Orlando, FL; and a second restaurant in New York City, NY. During the first quarter of 1997 a new Morton's opened in Washington, DC.

     Morton's are located in retail, commercial and office building complexes in major metropolitan areas. Management believes that fixed investment/occupancy costs have been relatively low as appropriate space for new Morton's restaurants has been readily available. The approximate gross cost to the Company for the five restaurants opened or relocated between January 1, 1996 and March 1997, ranged from $2.1 million to $3.8 million, including the costs of leasehold improvements, capital expenditures for furniture, fixtures and equipment, and other pre-opening expenses. These aggregate per-restaurant costs were substantially offset by landlord development and or rent allowances ranging from $0.8 million to $1.4 million.

     The Company plans to continue the development of Morton's and has selected several possible sites for 1997 openings.

Bertolini's Authentic Trattoria Restaurants. As part of its ongoing restaurant development program, the Company opened a Bertolini's restaurant in Las Vegas in May 1992 (located in the Forum Shops Mall, adjacent to Caesar's Palace Casino). A second Bertolini's was opened in September 1993. During 1995 four Bertolini's were added and, during 1996, a new Bertolini's was opened in Indianapolis, IN.

     The approximate gross cost to the Company for the one restaurant opened during 1996, was approximately $2.3 million, including the costs of leasehold improvements, capital expenditures for furniture, fixtures and equipment, and other pre-opening expenses. These aggregate costs were substantially offset by a landlord development allowance of $0.8 million.

     The Company currently plans to continue the development of Bertolini's and has selected several possible sites for 1997 openings.

     As noted on page 1 and in Note 3 to the Company's consolidated financial statements, on February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. Accordingly, no new Mick's or Peasant restaurants were opened during 1996 and none are planned.

Restaurant Locations

The Company operated 47 restaurants as of March 1997. The following table provides information with respect to those restaurants which are open:

                                                               Month and
                                                              Year Opened
                                                              -----------
Morton's of Chicago Steakhouse Restaurants
             Chicago, IL (1)                                 December 1978
             Washington (Georgetown), DC                     November 1982
             Philadelphia, PA                                May 1985
             Westchester/Oakbrook, IL                        June 1986
             Dallas, TX                                      May 1987
             Boston, MA (1)                                  December 1987
             O'Hare/Rosemont, IL                             June 1989
             Cleveland, OH                                   September 1990
             Tyson's Corner, VA                              November 1990
             Columbus, OH                                    April 1991
             Cincinnati, OH                                  August 1991
             San Antonio, TX                                 September 1991
             Palm Beach, FL                                  November 1991
             Minneapolis, MN                                 December 1991
             Nashville, TN                                   September 1992
             Beverly Hills, CA (2)                           October 1992
             Detroit/Southfield, MI                          November 1992
             Las Vegas, NV                                   January 1993
             Sacramento, CA                                  May 1993
             Pittsburgh, PA                                  August 1993
             New York (Midtown Manhattan), NY                October 1993
             St. Louis/Clayton, MO                           December 1993
             Palm Desert, CA                                 January 1994
             Atlanta/Buckhead, GA                            March 1994
             Charlotte, NC                                   July 1994
             San Francisco, CA                               November 1994
             Dallas/Addison, TX                              November 1994
             Costa Mesa/Orange, CA                           March 1995
             Denver, CO (3)                                  March 1995
             Atlanta/Downtown, GA (4)                        November 1995
             Houston, TX                                     January 1996
             Phoenix, AZ                                     March 1996
             Orlando, FL                                     March 1996
             New York (Downtown Manhattan), NY               June 1996
             Washington (Connecticut Ave.), DC               January 1997

Bertolini's Authentic Trattorias
               Las Vegas, NV                                  May 1992
               Phipp's Plaza, Atlanta, GA                     September 1993
               Pennsylvania Avenue, Washington, DC (5)        September 1995
               White Flint Mall, Rockville, MD                October 1995

               King of Prussia, PA                            November 1995
               Irvine, CA                                     November 1995
               Indianapolis, IN                               October 1996

Mick's Restaurants
               PA Ave., Washington, DC                        February 1993
               Annapolis, MD                                  February 1994
               Fairfax, VA                                    February 1994
               Memphis, TN                                    May 1994
               Springfield, VA                                June 1994

     Additional sites are under active review for potential leases representing new Morton's and Bertolini's units to open. Including the restaurant that opened during the first quarter of 1997, the Company currently intends to open approximately six to seven new restaurants during 1997, comprised of both Morton's and Bertolini's restaurants. There can be no assurance, however, that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

(1)  Excludes Morton's Boardroom Banquet facilities.
(2)  Operates under the name "Arnie Morton's of Chicago."
(3) The Morton's Denver, CO location relocated in March 1995 to a new site. The original location had been open since September 1985.
(4) The Morton's Atlanta/Downtown, GA location relocated in November 1995 to a new site. The original location had been opened since March 1986.
(5) The Bertolini's on Pennsylvania Avenue in Washington, DC opened in September 1995. It was converted from a Peasant Restaurant (Market Square) which had been open since September 1990.

Restaurant Operations and Management

     Morton's and Bertolini's restaurants have a well developed management infrastructure and are set up as distinct operating divisions within the Company. Each division has a senior officer responsible for overall operations. Operations at the Company's restaurants are supervised by area directors, each of whom is responsible for the operations of several restaurants and reports to the appropriate division senior officer. Area directors meet frequently with senior management to review operations and to resolve any issues. Working in concert with area directors and restaurant general managers, senior management defines operations and performance objectives for each restaurant. An incentive plan has been established in which area directors and certain restaurant managers participate. Awards under incentive plans are tied to achievement of specified revenue, profitability and operating targets and related quality objectives.

     The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are drawn from the Company's restaurant personnel, must complete a training program of at least twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service and proper accounting for restaurant operations. The Company holds regular meetings of its restaurant general managers to discuss new products, continuing training and other aspects of business management.

     The staff for a typical Morton's consists of one general manager and up to four assistant managers, and approximately 40 to 60 hourly employees. The staff for a typical Bertolini's consists of one general manager and up to five other managers, and approximately 100 hourly employees. Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in its employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, strives to be responsive to the employees' concerns and meets regularly with employees at each of the restaurants.

     The Company devotes considerable attention to controlling food costs. The Company makes extensive use of computers providing management with pertinent information on daily sales and inventory requirements, thus minimizing the need to carry large quantities of food inventory. This cost management system is complemented by the Company's ability to obtain volume-based discounts. In addition, each restaurant, within the Company's divisions, has similar menu items and common operating methods, allowing for more simplified management operating controls.

     The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and reporting requirements. Revenue, cost and related information is collected daily from each restaurant. Restaurant managers are provided with operating statements for their respective locations. Cash and credit card receipts are controlled through daily deposits in local operating accounts, the balances of which are wire transferred or deposited to cash concentration accounts.

Purchasing

     The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. The Company has no long-term contracts for any food items used in its restaurants. The Company currently does not engage in any futures contracts and all purchases are made at prevailing market prices. While management believes adequate alternative sources of supply are readily available, these alternative sources might not provide as favorable terms to the Company as its current suppliers when viewed on a long-term basis. All of Morton's U.S.D.A. prime aged beef is shipped to Morton's restaurants by refrigerated common carrier from its primary Chicago-based suppliers. All other products used by Morton's are procured locally based on strict group-wide specifications. Bertolini's restaurants also adhere to strict product specifications and use both national and regional suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are sent by vendors to the headquarters office.

Marketing

     Management believes that the Company's commitment to quality food, hospitality and value/price is the most effective approach to attracting guests. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value and has relied primarily on word of mouth to attract new customers. The Company employs public relations consultants and limited print, billboard and direct mail advertising, and typically conducts some local restaurant promotions. The

Company's expenditure for advertising, marketing and promotional expenses as a percentage of its revenues was 2.3% during fiscal 1996.

Competition

     The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors varies widely by region. The Company believes that competition in the markets of each operating division is based on, among other things, quality of the food products, customer service, reputation, restaurant location, name recognition and price points. The Company's restaurants compete with a number of restaurants within their markets, both locally owned restaurants and other restaurants which are members of regional or national chains. Some of the Company's competitors are significantly larger and have greater financial and other resources and greater name recognition than the Company and its restaurants. Many of such competitors have been in existence longer than the Company and are better established in areas where the Company's restaurants are, or are planned to be, located. The restaurant business is often affected by changes in consumer taste and spending habits, national, regional or local economic conditions, population and traffic patterns and bad weather. In addition, factors such as inflation, increased food, labor and benefit costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and, particularly, the Company's restaurants.

Service Marks and Trademarks

     The Company has registered the names Morton's, Morton's of Chicago, Bertolini's and certain other names used by its restaurants as trademarks or service marks with the United States Patent and Trademark Office. The Company is aware of names similar to that of the Company's restaurants used by third parties in certain limited geographical areas, although the Company does not anticipate that such use will prevent the Company from using its marks in such areas. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

Government Regulation

     The Company's business is subject to extensive Federal, state and local government regulation, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to obtain or retain food, liquor or other licenses would adversely affect the operations of the Company's restaurants. While the Company has not experienced and does not anticipate any problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area. Approximately 31%, 20%, 11% and 22% of the revenues of Morton's, Bertolini's, Mick's and Peasant Restaurants, respectively, for fiscal 1996 were attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor and or beer and wine, and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

     The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage, or inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company.

     The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management believes that Federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants and add to their cost.

     The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions. A significant number of the Company's hourly personnel are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost.

Employees

     As of December 29, 1996, the Company had approximately 4,057 employees, of whom 3,605 were hourly restaurant employees, 354 were salaried restaurant employees engaged in administrative and supervisory capacities and 98 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Forward-Looking Statements

         Except for the historical information contained in this document, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to important factors that could cause actual results to differ materially from these forward-looking statements, including without limitation, the effect of economic and market conditions, the impact of competitive activities, the Company's expansion plans, restaurant profitability levels and other risks detailed in the Company's public reports and SEC filings.

Item 2. Properties

     All of the Company's restaurants are located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from one to twenty-five years. The majority of the Company's leases provide for an option to renew for terms ranging from five years to ten years. All of the restaurant leases provide for a specified annual rent, and most leases call for additional or contingent rent based on sales volumes over specified levels. Generally, the leases are "net leases" which require the Company's subsidiary to pay its pro rata share of all taxes, insurance and maintenance costs. In some cases, the Company or another subsidiary guarantees the performance of new leases of the tenant subsidiary for a portion of the lease term, typically not exceeding the first five years.

     During 1996, in conjunction with the sale of an 80.1% interest in its Atlanta-based Mick's and Peasant restaurants, the Company recorded a $11.5 million pre-tax charge. During 1995 the Company recorded a pre-tax charge of $15.5 million representing asset write-offs ($8.3 million) and management's estimate of the expected costs ($7.2 million) to terminate leases related to certain Mick's and Peasant restaurants located outside of Atlanta. For more information, see Note 3 to the Company's consolidated financial statements.

     The Company maintains its executive offices of approximately 9,800 square feet in New Hyde Park, New York. The executive offices for Morton's and Bertolini's consist of approximately 11,300 square feet in Chicago. All such executive offices are leased.

     The Company believes its current office and operating space is suitable and adequate for intended purposes.

Item 3. Legal Proceedings

     The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 4A. Executive Officers of the Registrant

The following sets forth certain information regarding the Company's executive officers:

         Name            Age                     Position
         ----            ---                     --------

Allen J. Bernstein (1)   51    Chairman of the Board and Chief Executive Officer

William L. Hyde, Jr.     49    President, Chief Operating Officer and Director

Thomas J. Baldwin        41    Executive Vice President, Chief Financial
                               Officer, Assistant Secretary and Treasurer

Agnes Longarzo           58    Vice President-Administration and Secretary

Allan C. Schreiber       56    Vice President-Real Estate

Klaus W. Fritsch         53    Vice Chairman and Co-Founder-Morton's of Chicago

Thomas J. Walters        38    President - Morton's of Chicago

Geoffrey D. Stiles       43    Vice President of Operations-Bertolini's
                               Restaurants, Inc.

(1) Member of Executive Committee of the Board of Directors.

     Allen J. Bernstein has been Chairman of the Board of the Company since October 1994 and Chief Executive Officer and a Director of the Company since December 1988. He had been President of the Company from December 1988 through October 1994. Prior to co-founding the Company, Mr. Bernstein served as a Chairman and Chief Executive Officer of Le Peep Restaurants, Inc. and its predecessors from July 1981 to December 1988. From 1975 to 1981, Mr. Bernstein was President and Chief Operating Officer of Wenco Food Systems, Inc., a New York City area franchisee for Wendy's Restaurants, Inc. Mr. Bernstein has been a director of Dave and Busters, Inc. since February 1996.

     William L. Hyde, Jr. has been President and a Director of the Company since October 1994 and Chief Operating Officer since February 1994. He had been Executive Vice President from February 1994 through October 1994. Mr. Hyde served as President and Chief Operating Officer of Furr's Bishop's, Inc., a restaurant company, from August 1992 to January 1994. From March 1992 to August 1992, Mr. Hyde was the Executive Vice President of Operations for Miami Subs Corporation, a restaurant company. From February 1987 to August 1990, Mr. Hyde served as President and Chief Executive Officer and from November 1985 to January 1987 as Senior Vice President for Del Taco Restaurants, Inc. His prior experience includes serving as President and Chief Executive Officer for Chart House, Inc., a restaurant company.

     Thomas J. Baldwin was elected Executive Vice President in January 1997. He previously served as Senior Vice President--Finance of the Company since June 1992, and was Vice President--Finance from December 1988 until June 1992. In addition, Mr. Baldwin has been Chief Financial Officer, Assistant Secretary and Treasurer of the Company since December 1988. Mr. Baldwin was the Chief Financial

Officer, Vice President of Finance and Treasurer of Le Peep Restaurants, Inc. from October 1986 until December 1988. After seven years at Kraft General Foods Corp., now a subsidiary of Philip Morris Companies Inc., Mr. Baldwin joined Citicorp in April 1985 and became Vice President responsible for strategic planning and financial analysis at a major corporate banking division. Mr. Baldwin has an M.B.A. and is also a licensed certified public accountant in the State of New York.

     Agnes Longarzo has been Vice President of Administration and Secretary of the Company since December 1988. Ms. Longarzo had been Vice President of Administration and Corporate Secretary for Le Peep Restaurants, Inc. from March 1983 to December 1988. Prior to joining Le Peep Restaurants, Inc., Ms. Longarzo served as the Director of Administration of Wenco Food Systems, Inc.

     Allan C. Schreiber has been Vice President of Real Estate since January 1996 and prior to that was Director of Real Estate since November 1995. Mr. Schreiber had been a Senior Managing Director at The Galbreath Company since 1991. Prior to joining Galbreath, he served as an Executive Vice President of National Westminster Bank USA from 1982 to 1991. Previously, Mr. Schreiber had been a Vice President and Division Executive of the Chase Manhattan Bank.

     Klaus W. Fritsch has been the Vice Chairman of Morton's of Chicago, Inc. since May 1992. Mr. Fritsch has been with Morton's of Chicago, Inc. since its inception in 1978, when he co-founded Morton's. After Mr. Arnold Morton ceased active involvement in 1987, Mr. Fritsch assumed all operating responsibilities as President in which capacity he served until May 1992.

     Thomas J. Walters has been President of Morton's of Chicago, Inc. since April 1995. He had been Vice President of Operations from March 1994 to April 1995. Previously, Mr. Walters served as Regional Manager since March 1993. Before joining Morton's, Mr. Walters was Director of Food and Beverage Operations at the Ritz-Carlton Hotel Group, where he was employed for six years.

     Geoffrey D. Stiles has been Vice President of Operations - Bertolini's Restaurants, Inc. since November, 1996. From 1992 to 1996, Mr. Stiles was with the Macaroni Grill, a subsidiary of Brinker International, Inc., serving in various roles including area director, general manager and manager. Mr. Stiles was an area supervisor for The Olive Garden, a subsidiary of General Mills, Inc. from 1990 to 1992.

     Officers are elected by and serve at the discretion of the Board of Directors.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     "Price Range of Common Stock and Related Matters" contained on page 34 of the Company's Annual Report is hereby incorporated by reference.

Item 6. Selected Consolidated Financial and Operating Data

     "Selected Financial Information" contained on page three of the Company's Annual Report is hereby incorporated by reference.

     The graphs labeled "Revenues", "Consolidated Total Assets" and "Number of Restaurants " on page three of the Company's Annual Report shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 18 to 21 of the Company's Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

     The following items are hereby incorporated by reference to the Company's Annual Report on the pages indicated:

                                                                                         Page
                                                                                         ----

(i)    Independent Auditors' Report                                                       21

(ii)   Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995          22

(iii)  Consolidated Statements of Operations
       For the years ended December 29, 1996, December 31, 1995 and January 1, 1995       23

(iv)   Consolidated Statements of Stockholders' Equity
       For the years ended December 29, 1996, December 31, 1995 and January 1, 1995       24

(v)    Consolidated Statements of Cash Flows
       For the years ended December 29, 1996, December 31, 1995 and January 1, 1995       25

(vi)   Notes to Consolidated Financial Statements                                        26-34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     "Election of Directors" and "Reporting under 16(A) of the Securities Exchange Act of 1934" contained in the Proxy Statement is hereby incorporated by reference. See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

     "Executive Compensation" contained in the Proxy Statement is hereby incorporated by reference. The matters labeled "Compensation Committee Report" and "Performance Graph" contained in the Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     None.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

     (1) The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.

     (2)  Financial Statement Schedules

          Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  Exhibits

          See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b)  Reports on Form 8-K:

     Form 8-K filed on January 6, 1997 regarding the signing of definitive agreements to sell Mick's Restaurants, Inc. and The Peasant Restaurants, Inc.

     Form 8-K filed on February 7, 1997 regarding the completion of the sale of Mick's Restaurants, Inc. and The Peasant Restaurants, Inc.

(c)  Reference is made to Item 14(a)(3) above.

(d)  Reference is made to Item 14 (a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MORTON'S RESTAURANT GROUP, INC.
                               (Registrant)

Date March 26, 1997            By: /s/ ALLEN J. BERNSTEIN
     --------------------          ----------------------
                                   Allen J. Bernstein
                                   Chief Executive Officer and Chairman of the
                                   Board of Directors, (Principal Executive
                                   Officer)


Date March 26, 1997            By: /s/ THOMAS J. BALDWIN
     --------------------          ---------------------
                                   Thomas J. Baldwin
                                   Executive Vice President, Chief Financial
                                   Officer, Assistant Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 26, 1997            By: /s/ ALLEN J. BERNSTEIN
     --------------------          ----------------------
                                   Allen J. Bernstein
                                   Chief Executive Officer and Chairman of the
                                   Board of Directors, (Principal Executive
                                   Officer)


Date March 26, 1997            By: /s/ WILLIAM L. HYDE, JR.
     --------------------          ------------------------
                                   William L. Hyde, Jr.
                                   President, Chief Operating Officer and
                                   Director


Date March 26, 1997            By: /s/ THOMAS J. BALDWIN
     --------------------          ---------------------
                                   Thomas J. Baldwin
                                   Executive Vice President, Chief Financial
                                   Officer, Assistant Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)


Date March 26, 1997                          By:  /s/ ROBERT L. BARNEY
     ------------------                           --------------------
                                                  Robert L. Barney
                                                  Director


Date March 26, 1997                          By:  /s/ DIANNE H. RUSSELL
     ------------------                           ---------------------
                                                  Dianne H. Russell
                                                  Director


Date March 26, 1997                          By:  /s/ ALAN A. TERAN
     ------------------                           -----------------
                                                  Alan A. Teran
                                                  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)


Date March 26, 1997                          By:    /s/ JOHN K. CASTLE
     -------------------                            ------------------
                                                    John K. Castle
                                                    Director


Date:March 26, 1997                          By:    /s/ DR. JOHN J. CONNOLLY
     -------------------                            ------------------------
                                                    Dr. John J. Connolly
                                                    Director


Date March 26, 1997                          By:    /s/ DAVID B. PITTAWAY
     -------------------                            ---------------------
                                                    David B. Pittaway
                                                    Director

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit
Number              Page                     Document
------              ----                     --------

  3.01 (a) ~~~                Amended and Restated Certificate of Incorporation
                              of the Registrant.

       (b) # Certificate of Designation for the Preferred Stock issuable pursuant to the Rights Plan.

       (c) ~~~ Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.

       (d) OO Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.

  3.02     #                  Amended and Restated By-Laws of the Registrant,
                              dated January 17, 1995.

  4.01 (a) #                  Specimen Certificate representing the Common
                              Stock, par value $.01 per share including Rights
                              Legend.

       (b) OO Specimen Certificate representing the Common Stock, par value $.01 per share including Rights Legend and name change to Morton's Restaurant Group, Inc.

  4.02 (a) *                  Registration Rights Agreement for Common Stock,
                              dated as of July 27, 1989, among the Registrant, BancBoston Capital Inc., Legend Capital Group,
                              L.P., Legend Capital International, Ltd. and Allen
                              J. Bernstein.

       (b) *** Amendment to Registration Rights Agreement for Common Stock, dated as of April 1, 1992, among the Registrant, BancBoston Capital Inc., Legend Capital Group, L.P., Legend Capital International, Ltd., Allen J. Bernstein, Castle Harlan, Inc. and certain executive officers of the Registrant.

  4.03 (a) *** +              Stock Option Agreement, dated as of March 30,
                              1992, between Thomas J. Baldwin and the
                              Registrant.

       (b) *** +              Stock Option Agreement, dated as of March 30,
                              1992, between Gilbert F. Drake and the Registrant.

       (c) *** +              Stock Option Agreement, dated as of March 30,
                              1992, between Agnes Longarzo and the Registrant.

       (d) *   +              Stock Option Agreement, dated as of March 30,
                              1992, between Allen J. Bernstein and the
                              Registrant.

4.04   (a) ~~~                Second Amended and Restated Revolving Credit and
                              Term Loan Agreement, dated June 19, 1995 among the
                              Registrant, The Peasant Restaurants, Inc.,
                              Morton's of Chicago, Inc. and The First National
                              Bank of Boston, individually and as agent.

       (b) ^ First Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated February 14, 1996 among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

       (c) ^ Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated March 5, 1996 among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

       (d) O Letter Agreement, dated May 2, 1996, among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

       (e) OO Third Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 28, 1996 among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

       (f) Fourth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 26, 1996 among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

       (g) Fifth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 31, 1996 among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

       (h) Sixth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated February 6, 1997 among the Registrant, The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent.

4.05   ~                      Rights Agreement, dated as of December 15, 1994,
                              between the Registrant and The First National Bank of Boston as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation of Series A Junior Participating
                              Preferred Stock of the Registrant, as Exhibit B thereto the form of Rights Certificate and as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock.

10.01  #  +                   Morton's of Chicago, Inc. Profit Sharing and Cash
                              Accumulation Plan as Amended Effective January 1,
                              1989.

10.02  ***                    Commercial Lease, between American National
                              Investor Services, Inc. and Morton's of Chicago,
                              Inc., dated October 15, 1992, relating to the executive offices of Morton's located at 350 West
                              Hubbard Street, Chicago, Illinois.

10.03  *                      Shareholders Agreement, dated January 1, 1990,
                              among Stephan D. Nygren, Robert A. Amick, the
                              Registrant and Peasant Holding Corp.

10.04  ****                   Commercial Lease, between X-Cell Realty Associates
                              and the Registrant, dated January 18, 1994 relating to the executive offices of the Registrant located at 3333 New Hyde Park Road,
                              Suite 210, New Hyde Park, New York 11042.

10.05  +                      Amended and Restated Employment Agreement, dated
                              as of February 1,1997, between the Registrant and William L. Hyde, Jr.

10.06 (a) ****                Commercial Lease Commitment, dated February 7,
                              1994, between BancBoston Leasing Inc. and the
                              Registrant relating to restaurant equipment.

      (b) # Commercial Lease Commitment, dated August 30, 1994, between General Electric Capital Corporation and the Registrant relative to restaurant equipment.

      (c) # Commercial Lease Commitment, dated February 14, 1995, between BancBoston Leasing Inc. and the Registrant relating to restaurant equipment.

       (d) ~~~~ Commercial Lease Commitment, dated May 26, 1995, between ATEL Leasing Corporation and the Registrant relating to restaurant equipment.

10.07   ~~+                   Employment Agreement, dated as of January 31,
                              1994, between the Registrant and Allen J.
                              Bernstein.

10.08   ~~                    Purchase Agreement, dated July 1, 1994 between the
                              Registrant and Stephan D. Nygren and related
                              Promissory Note, dated July 1, 1994, between the
                              Registrant and Stephan D. Nygren.

10.09 (a) # +                 Change of Control Agreement, dated December 15,
                              1994, between the Registrant and Allen J.
                              Bernstein.

      (b) # + Change of Control Agreement, dated December 15, 1994, between the Registrant and William L. Hyde, Jr.

      (c) # + Change of Control Agreement, dated December 15, 1994, between the Registrant and Thomas J. Baldwin.

10.10     # +                 Second Amended and Restated Employment Agreement,
                              dated as of February 28, 1995, between the Registrant and Allen J. Bernstein.

10.11     +                   Quantum Restaurant Group, Inc. Stock Option Plan.

10.12     OOO                 Stock Purchase Agreement, dated as of December 31,
                              1996, by and among Peasant Holding Corp., Morton's
                              Restaurant Group, Inc., and MRI Acquisition
                              Corporation.

10.13     OOO                 Stock Purchase Agreement, dated as of December 31,
                              1996, by and among Peasant Holding Corp., Morton's
                              Restaurant Group, Inc., and PRI Acquisition
                              Corporation.

10.14 Promissory Note, dated March 4, 1997, between CNL Financial I, Inc., as Lender, and Morton's of Chicago, Inc.

13.01 Registrant's Annual Report to Stockholders for the year ended December 29, 1996. Except for the portions thereof which are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

22.01                         Subsidiaries of the Registrant.

23.01 Independent Auditors' consent to the incorporation by reference in the Company's Registration Statement on Form S-8 of the independent auditors' report included in the Company's Annual Report to Stockholders.

27.00                         Financial Data Schedule


           * Included as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-45738) and incorporated by reference.

           *** Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference.

           **** Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference.

           # Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995 and incorporated by reference.

           ~ Included as an exhibit to the Registrant's Form 8-K dated on December 15, 1994 and incorporated by reference.

           ~~ Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated October 2, 1994.

           ~~~ Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated July 2, 1995.

           ~~~~ Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated October 1, 1995.

           ^ Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

           O Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 1996.

           OO Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 30, 1996.

           OOO Included as an exhibit to the Registrant's Form 8-K, dated January 6, 1996.

           + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to the Registrant's Annual Report on Form 10-K pursuant to Item 14 (a)(3) of this Form 10-K.