Form 10-Q
period 1997-03-30
MORTONS RESTAURANT GROUP INC
filed 1997-05-12
CIK 883981

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    March 30, 1997
                              ------------------------------------------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                        to
                              ---------------------    -----------------------
Commission file number        1-12692
                              ------------------------------------------------


                          MORTON'S RESTAURANT GROUP, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                                13-3490149
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. employer
               or organization)                        identification no.)



3333 New Hyde Park Road, Suite 210, New Hyde Park, New York        11042
------------------------------------------------------------------------------
(Address of principal executive offices)                         (zip code)


                                   516-627-1515
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X   No
                                                      -------   -------

As of May 5, 1997, the registrant had 6,472,053 Shares of its Common Stock, $.01 par value, issued and outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                     INDEX



Part I - Financial Information                                            Page

Item 1.  Financial Statements

  Consolidated Balance Sheets as of March 30, 1997 and December 29, 1996    3-4

  Consolidated Statements of Operations for the three month periods
    ended March 30, 1997 and March 31, 1996                                   5

  Consolidated Statements of Cash Flows for the three month periods
    ended March 30, 1997 and March 31, 1996                                   6

  Notes to Consolidated Financial Statements                                7-9


Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              10-13


Part II - Other Information

Item 1.  Legal Proceedings                                                   14

Item 4.  Submission of Matters to a Vote of Stockholders                     14

Item 6.  Exhibits and Reports on Form 8-K                                    14


Signatures                                                                   15

Item 1.  Financial Statements

                   MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheets

                                (amounts in thousands)



                                                  March 30,       December 29,
                                                    1997              1996
                                                  ---------       ------------
                                                         (unaudited)

   Assets
Current assets:
   Cash and cash equivalents                      $  2,088          $  2,276
   Accounts receivable                               1,762             2,116
   Inventories                                       4,701             4,254
   Landlord construction receivables, prepaid
      expenses and other current assets              2,443             2,408
   Deferred income taxes                             3,996             3,808
   Assets held for sale                                348            12,474
                                                  --------          --------

            Total current assets                    15,338            27,336

Property and equipment, at cost:
   Furniture, fixtures and equipment                14,489            13,552
   Leasehold improvements                           15,842            14,188
   Construction in progress                          1,205             1,284
                                                  --------          --------
                                                    31,536            29,024
   Less accumulated depreciation and
      amortization                                   4,841             4,353
                                                  --------          --------
            Net property and equipment             26,695             24,671
                                                  --------          --------

Intangible assets, net of accumulated
   amortization of $3,155 at March 30, 1997
   and $3,054 at December 29, 1996                 12,840             12,941
Other assets and deferred expenses, net of
   accumulated amortization of $5,250 at
   March 30, 1997 and $3,963 at
   December 29, 1996                                7,259              5,909
Deferred income taxes                               5,184              6,129
                                                  --------          --------
                                                 $ 67,316           $ 76,986
                                                  --------          --------
                                                  --------          --------

                                                         (Continued)
                                       3

                   MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      (amounts in thousands, except share data)


                                                  March 30,       December 29,
                                                    1997              1996
                                                  --------        -----------
                                                        (unaudited)

   Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                              $  5,044          $  4,694
   Accrued expenses                                 7,040             7,795
   Accrued income taxes                               452               700
   Liabilities related to assets held for sale      4,234            12,134
                                                  --------          --------

      Total current liabilities                    16,770            25,323

Bank debt                                          21,697            24,900
Other liabilities                                   5,608             5,676
                                                  --------          --------

      Total liabilities                            44,075            55,899
                                                  --------          --------



Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value per share.
     Authorized 3,000,000 shares, no shares
     issued or outstanding                            -                 -

   Common stock,  $.01 par value per share.
     Authorized  25,000,000 shares, issued and
     outstanding 6,461,113 shares at
     March 30, 1997 and 6,443,673 shares at
     December 29, 1996                                 65                64

   Nonvoting common stock, $.01 par value per
     share.  Authorized 3,000,000 shares, no
     shares issued or outstanding                     -                 -
   Additional paid-in capital                      61,684            61,632
   Accumulated deficit                            (38,508)          (40,609)
                                                  --------          --------

      Total stockholders' equity                   23,241            21,087
                                                  --------          --------
                                                 $ 67,316          $ 76,986
                                                  --------          --------
                                                  --------          --------

See accompanying notes to consolidated financial statements.

                   MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                          Consolidated Statements of Income

                    (amounts in thousands, except per share data)


                                                     Three Months Ended
                                                  March 30,         March 31,
                                                    1997              1996
                                                  --------          --------
                                                         (unaudited)

Revenues                                         $  46,534         $  48,869


Food and beverage costs                             15,945            16,271
Restaurant operating expenses                       20,284            23,534


Depreciation, amortization and other
   non-cash charges                                  2,087             1,594
General and administrative expenses                  3,690             3,702
Marketing and promotional expenses                   1,107             1,139
Interest expense, net                                  620               570
                                                  --------          --------
   Income before income taxes                        2,801             2,059

Income tax expense                                     700               515
                                                  --------          --------
   Net income                                    $   2,101         $   1,544
                                                  --------          --------
                                                  --------          --------
Income per share                                $     0.31         $    0.23
                                                  --------          --------
                                                  --------          --------
Weighted average shares outstanding                  6,827             6,743
                                                  --------          --------
                                                  --------          --------

See accompanying notes to consolidated financial statements.

                   MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                                (amounts in thousands)





                                                      Three Months Ended
                                                  March 30,         March 31,
                                                    1997              1996
                                                  --------          --------
                                                          (unaudited)

Cash flows from operating activities:
   Net income                                     $ 2,101            $ 1,544
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation, amortization and other
      non-cash charges                              2,087              1,594
   Deferred income taxes                              757                400
   Change in assets and liabilities:
      Accounts receivable                             354              1,277
      Inventories                                    (447)               (60)
      Prepaid expenses and other assets            (1,970)              (152)
      Accounts payable, accrued expenses
         and other liabilities                       (855)            (1,627)
      Accrued income taxes                           (248)              (267)
                                                  --------          --------
         Net cash provided by operating activities  1,779              2,709
                                                  --------          --------

Cash flows from investing activities:
   Purchases of property and equipment, net        (2,384)              (361)
   Payments for start-up costs, licenses and
      other deferred expenses                        (741)            (1,822)
   Proceeds from sale of Mick's and
      Peasant restaurants                           4,308                -
                                                  --------          --------
        Net cash provided (used) by investing
          activities                                1,183             (2,183)
                                                  --------          --------


Cash flows from financing activities:
   Principal reduction on bank debt                (7,600)            (1,000)
   Proceeds from bank debt                          4,397              1,550
   Payments on note payable to related party          -                 (483)
   Net proceeds from issuance of stock                 53                 -
                                                  --------          --------
      Net cash provided (used) by financing
        activities                                 (3,150)                67
                                                  --------          --------

Net increase (decrease) in cash and cash
   equivalents                                       (188)               593

Cash and cash equivalents at beginning of
   period                                           2,276              2,351
                                                  --------          --------

Cash and cash equivalents at end of period       $  2,088           $  2,944
                                                  --------          --------
                                                  --------          --------

See accompanying notes to consolidated financial statements.

                   MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                          March 30, 1997 and March 31, 1996


1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc., formerly known as Quantum Restaurant Group, Inc., (the "Company") for the fiscal year ended December 29, 1996, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 27, 1997.

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $555,000 and $490,000, and income taxes of approximately $542,000 and $386,000, for the three months ended March 30, 1997 and March 31, 1996, respectively. During the first quarter of fiscal 1997 and 1996, the Company entered into capital lease arrangements of approximately $140,000 and $980,000, respectively, for restaurant equipment.

3) As described below, on February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. Effective January 2, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("Statement 121").

    During the second quarter of fiscal 1995, the Company approved a plan for the sale of Mick's Restaurants, Inc. ("Mick's") and The Peasant Restaurants, Inc. ("Peasant"). Pursuant to Statement 121, the Company discontinued depreciating fixed assets and amortizing goodwill relating to Mick's and Peasant in April 1995.

    Coincident with the Company's approval of the plan of sale, the assets held for sale and related liabilities for Mick's and Peasant have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" when the Company reports its financial position. The accompanying consolidated balance sheets include the following components:

                                                March 30,     December 29,
                                                1997 (1)          1996
                                                ---------     ------------
                                             (amounts in thousands, unaudited)


Current assets                                  $    348        $  2,166
Net property and equipment                         2,028          10,704
Unamortized goodwill                                 -             8,077
Other assets                                         928           2,143
Write-down of carrying values                     (2,956)        (10,616)
                                               ---------       ---------
   Assets held for sale                              348          12,474
                                               ---------       ---------

Current liabilities                                  462           3,495
Other liabilities                                    -             1,612
Lease exit and other transaction costs             3,772           7,027
                                               ---------       ---------
   Liabilities related to assets held for sale     4,234          12,134
                                               ---------       ---------

         Net assets (liabilities related to
         assets) held for sale                $   (3,886)       $    340
                                               ---------       ---------
                                               ---------       ---------

(1)  Includes the five remaining non-Atlanta Mick's restaurants.

    The following represents the combined results of Mick's and Peasant for the periods ended March 30, 1997 and March 31, 1996. Interest expense was not allocated.

                                                  Three Months Ended
                                         March 30, 1997 (2)    March 31, 1996
                                         ------------------    ---------------
                                           (amounts in thousands,unaudited)

Revenues                                      $   5,723           $  15,301

Food and beverage costs                           1,702               4,477
Restaurant operating expense                      3,449               9,623
Depreciation, amortization and other
   non-cash charges                                   6                  65
General and administrative expenses                 432               1,044
Marketing and promotional expenses                  101                 287
                                               ---------          ---------

   Income (loss) before income taxes           $     33           $    (195)
                                               ---------          ---------
                                               ---------          ---------

(2) Includes the Atlanta-based Mick's and Peasant restaurants through February 6, 1997, the date of sale, as discussed below, and the five remaining non-Atlanta Mick's restaurants which the Company intends to sell or otherwise dispose of.

    Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants and in the fourth quarter of fiscal 1995 engaged an investment banking firm to assist with the sale. Although marketing efforts concentrated on selling all of the Mick's and Peasant restaurants, sales materials indicated that a partial sale would be considered. Most of the interest received related to the majority of the restaurants located mainly in the Atlanta area. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining

Restaurants indicated that it would be less costly to close such restaurants in an orderly fashion, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During fiscal 1996 and the first quarter of 1997, restaurant occupancy expense of approximately $1,498,000 and $343,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs, respectively. During fiscal 1996, seven Mick's restaurants and two Peasant restaurants were closed. During January 1997, two more Mick's restaurants were closed.

    On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. In connection with the sale, the Remaining Restaurants were transferred to another subsidiary of the Company. Pursuant to these agreements, MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant. In conjunction with the sale, the Company had recorded a fiscal 1996 fourth quarter charge of $11,500,000 to write-down the Atlanta-based restaurants to their net realizable values based on the fair value of the consideration received, accrue for the various expenses related to the closing of such sale and to write-off two restaurants which are not part of the sale, one of which was closed in January 1997. As of April 1997, the Company continues to operate five Mick's restaurants which the Company intends to sell or otherwise dispose of.

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

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Revenues decreased $2.3 million, or 4.8%, to $46.5 million for the three month period ended March 30, 1997, from $48.9 million during the comparable 1996 period. Revenues from Morton's and Bertolini's increased $7.2 million, or 21.6%, to $40.8 million for the three month period ended March 30, 1997, from $33.6 million during the comparable 1996 period. Of the increase in Morton's and Bertolini's revenues, $5.0 million was attributable to incremental restaurant revenues from six new restaurants opened after January 1, 1996 and $1.7 million, or 5.6%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 7.2%. Included in 1997 first quarter revenues is approximately $0.5 million of investment income. As stated in Note 3, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants on February 6, 1997, and eleven other Mick's and Peasant restaurants have been closed during fiscal 1996 and January 1997. As a result, revenues for the Mick's and Peasant restaurants decreased approximately $9.5 million in the first quarter of fiscal 1997 verses the comparable period of 1996. As of April 1997, the Company continues to operate five Mick's restaurants which the Company intends to sell or otherwise dispose of.

         Percentage changes in comparable restaurant revenues for the three month period ended March 30, 1997 versus March 31, 1996 for restaurants open all of both periods are as follows:

                                                Three Months
                                            Ended March 30, 1997
                                              Percentage Change
                                            ---------------------

                       Morton's                      7.7%
                       Bertolini's                  -4.1%
                       Total                         5.6%

    The Company believes that revenues for the first quarter of 1996 were adversely affected by severe winter storms in January 1996.

    Food and beverage costs decreased from $16.3 million for the three month period ended March 31, 1996 to $15.9 million for the three month period ended March 30, 1997. Food and beverage costs excluding all Mick's and Peasant restaurants increased by $2.4 million to $14.2 million for the three month period ended March 30, 1997 from $11.8 million recorded for the three month period ended March 31, 1996. These costs as a percentage of revenues decreased 0.2% for the three month period. As a result of the sale and closings of the Mick's and Peasant restaurants as discussed in Note 3, there was a reduction of approximately $2.8 million in the three month period ended March 30, 1997 compared to the corresponding 1996 period.

    Restaurant operating expenses which include labor, occupancy and other operating expenses decreased from $23.5 million for the three month period ended March 31, 1996 to $20.3 million for the three month period ended March 30, 1997, a decrease of $3.2 million. Restaurant operating expenses excluding all Mick's and Peasant restaurants increased from $13.9 million for the three month period ended March 31, 1996 to $16.8 million for the comparable 1997 period. Those costs as a percentage of revenues decreased

0.2% from 41.4% for the three month period ended March 31, 1996 to 41.2% for the three month period ended March 30, 1997. Offsetting the increase in total restaurant operating expenses was a reduction of approximately $6.1 million during the three month period ended March 30, 1997 verses the comparable 1996 period due to the sale and closings of Mick's and Peasant restaurants as discussed in Note 3.

    Depreciation, amortization and other non-cash charges increased from $1.6 million for the three month period ended March 31, 1996 to $2.1 million for the three month period ended March 30, 1997 and increased from 3.3% of revenues to 4.5%, respectively. The 1997 period increase is due to increased startup amortization.

    General and administrative expenses for the three month period ended March 30, 1997 were $3.7 million, which remained flat as compared with the three month period ended March 31, 1996. General and administrative expenses excluding all Mick's and Peasant restaurants increased $0.6 million from $2.7 million for the three month period ended March 31, 1996 to $3.3 million for the comparable 1997 period. Such costs as a percentage of revenues were 8.0% for the three month period ended March 31, 1997, an increase of 0.1% from the three month period ended March 30, 1996. The increase in such expense is driven by incremental costs associated with increased restaurant development.
 General and administrative expenses relating to the Mick's and Peasant restaurant groups decreased $0.6 million during the three month period ended March 31, 1997 verses the comparable 1996 period as a result of the sale and closings of Mick's and Peasant restaurants as discussed in Note 3.

    Marketing and promotional expenses were $1.1 million for the three month periods ended March 30, 1997 and March 31, 1996. Marketing and promotional expenses excluding Mick's and Peasant were $1.0 million, or 2.5% of revenues for the three months ended March 31, 1997, as compared to $0.9 million, or 2.5% of revenues, for the comparable 1996 period. The increase is driven by incremental costs associated with increased restaurant development. Mick's and Peasant marketing and promotional expenses decreased $0.2 million during the three month period ended March 30, 1997 verses the comparable 1996 period.

    Interest expense, net of interest income, remained constant at $0.6 million for the three month periods ended March 30, 1997 and March 31, 1996.

    Income tax expense of $0.7 million for the three month period ended March 30, 1997 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1997, as well as state income taxes.

Liquidity and Capital Resources

    In the past, the Company has had, and may have in the future, negative working capital balances. The Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories were used for noncurrent capital expenditures and/or payments of long-term debt balances under revolving credit agreements.

    The Company and BankBoston, N.A. (formerly The First National Bank of Boston) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (collectively the "Credit Agreement"), pursuant to which the Company's credit facility is $30,000,000, consisting of a $15,000,000 term loan (the "Term Loan") and a $15,000,000 revolving credit facility (the "Revolving Credit Facility"). The final maturity date is December 31, 2001. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin).
At March 30, 1997, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 2.0% on Eurodollar Rate loans. The Company has no outstanding futures contracts or interest rate hedge agreements.

    During fiscal 1996, BankBoston syndicated portions of the Term Loan and Revolving Credit Facility of the Credit Agreement to two additional lenders, Imperial Bank and Heller Financial. BankBoston, as agent for the Lenders, receives an annual fee of $10,000 paid by the Company.

    As of March 30, 1997 and December 29, 1996, the Company had outstanding borrowings of $19,350,000 and $24,900,000, respectively, under the Credit Agreement. At March 30, 1997 $221,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $10,429,000. The weighted average interest rate on all bank borrowings on March 30, 1997 was 7.51%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

    The availability under the Credit Agreement is scheduled to reduce by $800,000 on September 30, 1997 and thereafter principal installments on the Term Loan of $800,000 each will be due at the end of each calendar quarter through December 31, 2001. The Revolving Credit Facility will be payable in full on December 31, 2001. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to March 30, 1997 amount to $1,600,000 in 1997, $3,200,000 in 1998, $3,200,000 in 1999, $3,200,000 in 2000 and $8,150,000 in 2001. The
borrowings under the Company's Credit Agreement have been classified as long-term on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit Facility, including the Term Loan Principal payments due in September 1997. As stated in Note 3 to the accompanying consolidated financial statements, the Company has completed the sale of its Atlanta-based Mick's and Peasant restaurants. Net cash proceeds from the sale were used to reduce the Company's Revolving Credit Facility.

    The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations;
(ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of March 30, 1997, the Company believes it was in compliance with such covenants.

    In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan"), which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principle and interest payments will be made over the term of the loan. Proceeds from the CNL loan were used to reduce the Company's Revolving Credit Facility.

    During the first three months of fiscal 1997, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $3.1 million. The Company estimates that it will expend up to an aggregate of $12.0 million in 1997 to finance ordinary refurbishment of existing restaurants and pre-opening costs and capital expenditures, net of landlord development and rent allowances and net of equipment lease financing, for new restaurants. The Company has entered into various equipment lease financing agreements with several financial institutions of which approximately $8.5 million in the aggregate has been funded from February 1994 through April 1997 and $5.6 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion.

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

                                      MORTON'S RESTAURANT GROUP, INC.
                                      ----------------------------------------
                                      (Registrant)



Date   May 12, 1997
    --------------------              By:  /s/ ALLEN J. BERNSTEIN
                                          ------------------------------------
                                           Allen J. Bernstein
                                           Chairman of the Board and
                                           Chief Executive Officer



Date   May 12, 1997                   By:  /s/ THOMAS J. BALDWIN
    --------------------                  ------------------------------------
                                          Thomas J. Baldwin
                                          Executive Vice President
                                          and Chief Financial Officer

                                  INDEX TO EXHIBITS




The following is a list of all exhibits filed as part of this report.

Exhibit
Number         Page      Document
-------        ----      ---------

27.00                    Financial Data Schedule