Form 10-Q
period 1997-06-29
MORTONS RESTAURANT GROUP INC
filed 1997-08-12
CIK 883981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   June 29, 1997
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from   ____________________  to  ____________________

Commission file number           1-12692
                                 -----------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 7, 1997, the registrant had 6,520,340 Shares of its Common Stock, $.01 par value, issued and outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                             Page
------------------------------                                             ----

Item 1. Financial Statements

  Consolidated Balance Sheets as of June 29, 1997
   and December 29, 1996                                                    3-4

  Consolidated Statements of Income for the three
   and six month periods ended June 29, 1997 and
   June 30, 1996                                                             5

  Consolidated Statements of Cash Flows for the six
   month periods ended June 29, 1997 and June 30, 1996                       6

  Notes to Consolidated Financial Statements                                7-9

Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           10-13

Part II - Other Information
---------------------------

Item 1. Legal Proceedings                                                   14

Item 4. Submission of Matters to a Vote of Stockholders                     14

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

Item 1. Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)

                                                       June 29,     December 29,
                                                         1997           1996
                                                         ----           ----
                                                             (unaudited)
    Assets
Current assets:
    Cash and cash equivalents                          $ 2,534        $ 2,276
    Accounts receivable                                  2,114          2,116
    Inventories                                          4,642          4,254
    Landlord construction receivables,
     prepaid expenses and other
     current assets                                      2,755          2,408
    Deferred income taxes                                4,116          3,808
    Assets held for sale                                   371         12,474
                                                        ------         ------

         Total current assets                           16,532         27,336

Property and equipment, at cost:
    Furniture, fixtures and equipment                   15,656         13,552
    Leasehold improvements                              16,644         14,188
    Construction in progress                               472          1,284
                                                        ------         ------
                                                        32,772         29,024
    Less accumulated depreciation and amortization       5,345          4,353
                                                        ------         ------
         Net property and equipment                     27,427         24,671
                                                        ------         ------

Intangible assets, net of accumulated amortization
    of $3,256 at June 29, 1997 and $3,054 at
    December 29, 1996                                   12,739         12,941
Other assets and deferred expenses, net of
    accumulated amortization of $3,367 at
    June 29, 1997 and $3,963 at December 29, 1996        7,855          5,909
Deferred income taxes                                    4,797          6,129
                                                        ------         ------
                                                       $69,350        $76,986
                                                        ======         ======

                                                          (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                        June 29,    December 29,
                                                         1997           1996
                                                         ----           ----
                                                            (unaudited)
    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                   $  4,765      $  4,694
    Accrued expenses                                      7,559         7,795
    Accrued income taxes                                    426           700
    Liabilities related to assets held for sale           3,352        12,134
                                                        --------      --------

           Total current liabilities                     16,102        25,323

Bank debt                                                21,970        24,900
Other liabilities                                         6,077         5,676
                                                        --------      --------

           Total liabilities                             44,149        55,899
                                                        --------      --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value per share.
      Authorized 3,000,000 shares, no shares
      issued or outstanding                                --             --
    Common stock,  $.01 par value per share.
      Authorized 25,000,000 shares, issued and
      outstanding 6,493,553 shares at June 29,
      1997 and 6,443,673 shares at December 29, 1996         65            64
    Nonvoting common stock, $.01 par value per share.
      Authorized 3,000,000 shares, no shares issued
      or outstanding                                       --             --
    Additional paid-in capital                           61,884        61,632
    Accumulated deficit                                 (36,748)      (40,609)
                                                        --------      --------

         Total stockholders' equity                      25,201        21,087
                                                        --------      --------

                                                       $ 69,350      $ 76,986
                                                        ========      ========


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)

                                          Three Months Ended      Six Months Ended
                                         June 29,     June 30,   June 29,     June 30,
                                           1997         1996       1997         1996
                                           ----         ----       ----         ----
                                             (unaudited)              (unaudited)
Revenues                                  $41,061      $46,476   $87,595       $95,345

Food and beverage costs                    14,226       15,639    30,171        31,910
Restaurant operating expenses              17,896       22,702    38,180        46,237
Depreciation, amortization and other
  non-cash charges                          1,826        1,306     3,913         2,900
General and administrative expenses         3,202        3,544     6,892         7,246
Marketing and promotional expenses            975        1,014     2,082         2,152
Interest expense, net                         589          574     1,209         1,144
                                           ------       ------    ------        ------

        Income before income taxes          2,347        1,697     5,148         3,756

Income tax expense                            587          425     1,287           940
                                           ------       ------    ------        ------

        Net income                        $ 1,760      $ 1,272   $ 3,861       $ 2,816
                                           ======       ======    ======        ======

Net income per share                      $  0.26      $  0.19   $  0.56       $  0.42
                                           ======       ======    ======        ======

Weighted average shares outstanding         6,844        6,807     6,838         6,773
                                           ======       ======    ======        ======


          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                            Six Months Ended
                                                        June 29,        June 30,
                                                          1997            1996
                                                          ----            ----
                                                              (unaudited)
Cash flows from operating activities:
  Net income                                           $ 3,861         $ 2,816
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation, amortization and other
    non-cash charges                                     3,913           2,900
  Deferred income taxes                                  1,024             500
  Change in assets and liabilities:
      Accounts receivable                                    2           1,708
      Inventories                                         (388)           (369)
      Prepaid expenses and other assets                 (2,255)           (303)
      Accounts payable, accrued expenses
        and other liabilities                           (2,008)         (4,095)
      Accrued income taxes                                (274)            (39)
                                                        ------          ------
         Net cash provided by operating
           activities                                    3,875           3,118
                                                        ------          ------

Cash flows from investing activities:
  Purchases of property and equipment, net              (3,438)         (2,527)
  Payments for start-up costs, licenses
    and other deferred expenses                         (1,966)         (2,724)

  Proceeds from sale of Mick's and Peasant
    restaurants                                          4,308            --
                                                        ------          ------
         Net cash used by investing activities          (1,096)         (5,251)
                                                        ------          ------

Cash flows from financing activities:
  Principal reduction on bank debt                      (7,624)         (2,100)
  Proceeds from bank debt                                4,850           4,400
  Payments on note payable to related party               --              (483)
  Net proceeds from issuance of stock                      253              10
                                                        ------          ------
         Net cash provided (used) by financing
           activities                                   (2,521)          1,827
                                                        ------          ------

Net increase (decrease) in cash and cash
  equivalents                                              258            (306)

Cash and cash equivalents at beginning
  of period                                              2,276           2,351
                                                        ------          ------

Cash and cash equivalents at end of period             $ 2,534         $ 2,045
                                                        ======          ======


          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 29, 1997 and June 30, 1996

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $965,000 and $1,004,000, and income taxes of approximately $835,000 and $506,000, for the six months ended June 29, 1997 and June 30, 1996, respectively. During the first six months of fiscal 1997 and 1996, the Company entered into capital lease arrangements of approximately $777,000 and $1,100,000, respectively, for restaurant equipment.

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

      Coincident with the Company's approval of the plan of sale, the assets held for sale and related liabilities for Mick's and Peasant have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" when the Company reports its financial position. The accompanying consolidated balance sheets include the following components:

                                                June 29,          December 29,
                                                 1997 (1)             1996
                                                 ----                 ----
                                              (amounts in thousands, unaudited)

Current assets                                     $   371         $  2,166
Net property and equipment                           1,897           10,704
Unamortized goodwill                                 --               8,077
Other assets                                           765            2,143
Write-down of carrying values                       (2,662)         (10,616)
                                                 ----------         -------
        Assets held for sale                           371           12,474
                                                 ----------         -------

Current liabilities                                    478            3,495
Other liabilities                                    --               1,612
Lease exit and other transaction costs               2,874            7,027
                                                 ----------         -------
        Liabilities related to assets held
          for sale                                   3,352           12,134
                                                 ----------         -------
          Net assets (liabilities related
            to assets) held for sale            $   (2,981)        $    340
                                                 ==========         =======

(1) Includes the four remaining non-Atlanta Mick's restaurants.

      The following represents the combined results of Mick's and Peasant for the periods ended June 29, 1997 and June 30, 1996. Interest expense was not allocated.

                                                        Six Months Ended
                                                     June 29,       June 30,
                                                     1997 (2)        1996
                                                     ----            ----
                                               (amounts in thousands, unaudited)

Revenues                                            $  7,181       $28,451

Food and beverage costs                                2,151         8,395
Restaurant operating expense                           4,320        17,948
Depreciation, amortization and other
  non-cash charges                                         6           103
General and administrative expenses                      477         2,053
Marketing and promotional expenses                       123           561
                                                     -------        ------

        Income (loss) before income taxes           $    104       $  (609)
                                                     =======        ======

(2) Includes the Atlanta-based Mick's and Peasant restaurants through February 6, 1997, the date of sale, as discussed below, one non-Atlanta Mick's restaurant which was closed in June 1997, and the four remaining non-Atlanta Mick's restaurants which the Company intends to sell or otherwise dispose of.

      Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants and in the fourth quarter of fiscal 1995 engaged an investment banking firm to assist with the sale. Although marketing efforts concentrated on selling all of the Mick's and Peasant restaurants, sales materials indicated that a partial sale would be considered. Most of the interest received related to the majority of the restaurants located mainly in the Atlanta area. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicated that it would be less costly to close such restaurants in an orderly fashion, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During fiscal 1996 and the first six months of 1997, restaurant occupancy expense of approximately $1,498,000 and $647,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs, respectively. During fiscal 1996, seven Mick's restaurants and two Peasant restaurants were closed. During 1997, two Mick's restaurants were closed in January, one Mick's was closed in June 1997 and another was closed in July 1997.

      On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. In connection with the sale, the Remaining Restaurants were transferred to another subsidiary of the Company. Pursuant to these agreements, MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant. In conjunction with the sale, the Company had recorded a fiscal 1996 fourth quarter charge of $11,500,000 to write-down the Atlanta-based restaurants to their net realizable values based on the fair value of the consideration received, accrue for the various expenses related to the closing of such sale and to write-off two restaurants which are not part of the sale, both of which were closed in 1997. As of July 1997, the Company continues to operate three Mick's restaurants which the Company intends to sell or otherwise dispose of.

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

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Revenues decreased $5.4 million, or 11.7%, to $41.1 million for the three month period ended June 29, 1997, from $46.5 million for the comparable 1996 period. Revenues from Morton's and Bertolini's increased $6.3 million, or 18.8%, to $39.6 million for the three month period ended June 29, 1997, from $33.3 million during the comparable 1996 period. Of the increase in Morton's and Bertolini's revenues, $4.3 million was attributable to incremental restaurant revenues from seven new restaurants opened after January 1, 1996 and $2.0 million, or 6.6%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 8.6%.

      Revenues decreased $7.8 million, or 8.1%, to $87.6 million for the six month period ended June 29, 1997, from $95.3 million for the comparable 1996 period. Revenues from Morton's and Bertolini's increased $13.0 million, or 20.2%, to $80.4 million for the six month period ended June 29, 1997, from $66.9 million for the comparable 1996 period. Of the increase in Morton's and Bertolini's revenues, $9.2 million was attributable to incremental restaurant revenues from seven new restaurants opened after January 1, 1996 and $3.8 million, or 6.1%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 7.3%. Included in 1997 six month revenues is approximately $0.5 million of investment income. As stated in Note 3, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants on February 6, 1997. Nine other non-Atlanta Mick's and Peasant restaurants were closed during fiscal 1996 and four additional Mick's have been closed during fiscal 1997. As a result, revenues for the Mick's and Peasant restaurants decreased approximately $11.7 million and $21.3 million in the three and six month periods ended June 29, 1997 versus the comparable periods of 1996. As of July 1997, the Company continues to operate three Mick's restaurants which the Company intends to sell or otherwise dispose of.

      Percentage changes in comparable restaurant revenues for the three and six month periods ended June 29, 1997 versus June 30, 1996 for restaurants open all of both periods are as follows:

                                  Three Months               Six Months
                               Ended June 29, 1997      Ended June 29, 1997
                                Percentage Change        Percentage Change
                                -----------------        -----------------

         Morton's                     8.1%                     7.9%
         Bertolini's                 -0.1%                    -2.1%
         Total                        6.6%                     6.1%

      The Company believes that revenues for the first quarter of 1996 were adversely affected by severe winter storms in January 1996.

      Food and beverage costs decreased from $15.6 million for the three month period ended June 30, 1996 to $14.2 million for the three month period ended June 29, 1997 and decreased from $31.9 million for the six month period ended June 30, 1996 to $30.2 million for the six month period ended June 29, 1997. Food and beverage costs, excluding all Mick's and Peasant restaurants, increased by $2.1 million to $13.8 million for the three month period ended June 29, 1997 from $11.7 million recorded for the three month period ended June 30, 1996 and increased by $4.5 million to $28.0 million for the six month period ended June 29, 1997, from $23.5 million for the comparable 1996 period. These costs as a percentage of related revenues decreased 0.4% for the three and six month periods. As a result of the sale and closings of the Mick's and Peasant restaurants as discussed in Note 3, there was a reduction in food and beverage costs of approximately $3.5 million and $6.2 million in the three and six month periods ended June 29, 1997 and June 30, 1996, respectively.

      Restaurant operating expenses which include labor, occupancy and other operating expenses decreased from $22.7 million for the three month period ended June 30, 1996 to $17.9 million for the three month period ended June 29, 1997, a decrease of $4.8 million. For the six months ended June 29, 1997, these costs decreased from $46.2 million during the 1996 period, to $38.2 million for the comparable 1997 period. Restaurant operating expenses, excluding all Mick's and Peasant restaurants, increased from $14.4 million for the three month period ended June 29, 1996 to $17.0 million for the comparable 1997 period and increased from $28.3 million for the six month period ended June 30, 1996 to $33.9 million for the comparable 1997 period. Those costs, excluding Mick's and Peasant, as a percentage of revenues decreased 0.1% from 43.1% for the three month period ended June 30, 1996 to 43.0% for the three month period ended June 29, 1997 and decreased 0.2% from 42.3% for the six month period ended June 30, 1996 to 42.1% for the comparable 1997 period. Offsetting the increase in total restaurant operating expenses was a reduction of approximately $7.5 million and $13.6 million during the three and six month periods ended June 29, 1997 versus the comparable 1996 periods, respectively, due to the sale and closings of Mick's and Peasant restaurants as discussed in Note 3.

      Depreciation, amortization and other non-cash charges increased from $1.3 million for the three month period ended June 30, 1996 to $1.8 million for the three month period ended June 29, 1997 and increased from 2.8% of revenues to 4.4%, respectively. For the six months ended June 29, 1997, such costs were $3.9 million versus $2.9 million for the comparable 1996 period. The 1997 period increase is due to increased startup amortization.

      General and administrative expenses for the three month period ended June 29, 1997 were $3.2 million, a decrease of $0.3 million, from $3.5 million for the three month period ended June 30, 1996. For the six months ended June 29, 1997, such costs were $6.9 million versus $7.2 million for the comparable 1997 period. General and administrative expenses, excluding all Mick's and Peasant restaurants, increased $0.6 million from $2.5 million for the three month period ended June 30, 1996 to $3.1 million for the comparable 1997 period and increased $1.2 million from $5.2 million for the six month period ended June 30, 1996, to $6.4 million for the comparable 1997 period. Such costs, excluding Mick's and Peasant, as a percentage of revenues were 8.0% for the three month period ended June 29, 1997, an increase of 0.4% from the three month period ended June 30, 1996 and 8.0% for the six months ended June 29, 1997, an increase of 0.2% from the six months ended June 30, 1996. The increase in such expense is driven by incremental costs associated with increased restaurant development. General and administrative expenses relating to the Mick's and Peasant restaurant groups decreased $1.0 million and $1.6 million during the three and six month periods ended June 29, 1997, respectively, versus the comparable 1996 period as a result of the sale and closings of Mick's and Peasant restaurants as discussed in Note 3.

      Marketing and promotional expenses were $1.0 million and $2.0 million for the three and six month periods ended June 29, 1997 and June 30, 1996, respectively. Marketing and promotional expenses, excluding Mick's and Peasant, were $1.0 million, or 2.4% of revenues for the three months ended June 29, 1997, as compared to $0.7 million, or 2.2% of revenues, for the comparable 1996 period and were $2.0 million, or 2.4% of revenues for the six months ended June 29, 1997, as compared to $1.6 million, or 2.4% of revenues, for the comparable 1996 period. The increase is driven by incremental costs associated with increased restaurant development. Mick's and Peasant marketing and promotional expenses decreased $0.3 million and $0.4 million during the three and six month periods ended June 29, 1997, respectively, versus the comparable 1996 periods.

      Interest expense, net of interest income, remained constant at $0.6 million for the three month periods ended June 29, 1997 and June 30, 1996. For the six month period ended June 29, 1997, interest expense was $1.2 million, versus $1.1 million for the comparable 1996 period.

      Income tax expense of $1.3 million for the six month period ended June 29, 1997 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1997, as well as state income taxes.

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

      The Company and BankBoston, N.A. (formerly The First National Bank of Boston) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (collectively the "Credit Agreement"), pursuant to which the Company's credit facility is $32,500,000, consisting of a $15,000,000 term loan (the "Term Loan") and a $17,500,000 revolving credit facility (the "Revolving Credit Facility"). The final maturity date is December 31, 2002. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At June 29, 1997, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 2.0% on Eurodollar Rate loans. The Company has no outstanding futures contracts or interest rate hedge agreements.

      During fiscal 1996, BankBoston syndicated portions of the Term Loan and Revolving Credit Facility of the Credit Agreement to two additional lenders, Imperial Bank and Heller Financial. BankBoston, as agent for the Lenders, receives an annual fee of $10,000 paid by the Company.

      As of June 29, 1997 and December 29, 1996, the Company had outstanding borrowings of $19,650,000 and $24,900,000, respectively, under the Credit Agreement. At June 29, 1997, $221,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $12,629,000. The weighted average interest rate on all bank borrowings on June 29, 1997 was 7.83%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

      The availability under the Credit Agreement is scheduled to reduce by $1,000,000 on June 30, 1999 and thereafter principal installments on the Term Loan of $1,000,000 each will be due at the end of each calendar quarter through December 31, 2002. The Revolving Credit Facility will be payable in full on December 31, 2002. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to June 29, 1997 amount to $0 in 1997, $0 in 1998, $3,000,000 in
1999, $4,000,000 in 2000, $4,000,000 in 2001 and $8,650,000 in 2002. As stated
in Note 3 to the accompanying consolidated financial statements, the Company has completed the sale of its Atlanta-based Mick's and Peasant restaurants. Net cash proceeds from the sale were used to reduce the Company's Revolving Credit Facility.

      The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of June 29, 1997, the Company believes it was in compliance with such covenants.

      In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan"), which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. Proceeds from the CNL loan were used to reduce the Company's Revolving Credit Facility. At June 29, 1997 the outstanding principal balance of the CNL Loan was $2,476,000, of which approximately $156,000 is payable within the next fiscal year and therefore has been included in "Accrued expenses" in the accompanying consolidated balance sheet for the period ended June 29, 1997.

      During the first six months of fiscal 1997, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $5.4 million. The Company estimates that it will expend up to an aggregate of $12.0 million in 1997 to finance ordinary refurbishment of existing restaurants and pre-opening costs and capital expenditures, net of landlord development and rent allowances and net of equipment lease financing, for new restaurants. The Company has entered into various equipment lease financing agreements with several financial institutions of which approximately $9.1 million in the aggregate has been funded from February 1994 through July 1997 and $7.4 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion.

In addition, the Company is entering the international market. A lease has been signed to open a Morton's of Chicago restaurant in Singapore and other international opportunities are being investigated.

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

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits.

        4.04 (i) Seventh Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 27, 1997 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.

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

                                    MORTON'S RESTAURANT GROUP, INC.
                                    (Registrant)


Date  August 12, 1997
     --------------------
                                    By: /s/ ALLEN J. BERNSTEIN
                                        ------------------------------------
                                        Allen J. Bernstein
                                        Chairman of the Board and Chief
                                        Executive Officer


Date  August 12, 1997               By: /s/ THOMAS J. BALDWIN
     ---------------------              ------------------------------------
                                        Thomas J. Baldwin
                                        Executive Vice President
                                        and Chief Financial Officer

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.
   Exhibit
   Number  Page  Document
   ------  ----  --------

   4.04(i) Seventh Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 27, 1997 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent

   27.00         Financial Data Schedule