Form 10-Q
period 1997-09-28
MORTONS RESTAURANT GROUP INC
filed 1997-11-04
CIK 883981

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________________TO___________________

Commission file number 1-12692
                       -------

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
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                               ---   ---

As of November 3, 1997, the registrant had 6,538,940 Shares of its Common Stock, $.01 par value, issued and outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                     INDEX


PART I--FINANCIAL INFORMATION                                              PAGE
-----------------------------                                              -----

Item 1.  Financial Statements

  Consolidated Balance Sheets as of September 28, 1997
    and December 29, 1996................................................  3-4

  Consolidated Statements of Income for the three and
    nine month periods ended September 28, 1997 and
    September 29, 1996...................................................    5

  Consolidated Statements of Cash Flows for the nine
    month periods ended September 28, 1997 and
    September 29, 1996...................................................    6

  Notes to Consolidated Financial Statements.............................  7-9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................... 10-13

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    14

Item 4.  Submission of Matters to a Vote of Stockholders................    14

Item 6.  Exhibits and Reports on Form 8-K..............................  14-15

Signatures.............................................................     16

ITEM 1. FINANCIAL STATEMENTS

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                               (amounts in thousands)

                                               SEPTEMBER 28,        DECEMBER 29,
                                                    1997                 1996
                                              ---------------       ------------
                                                           (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents.................       $2,252               $2,276
  Accounts receivable.......................        2,766                2,116
  Inventories...............................        4,624                4,254
  Landlord construction receivables,
    prepaid expenses and other current
    assets..................................        2,278                2,408
  Deferred income taxes.....................        4,634                3,808
  Assets held for sale......................          199               12,474
                                              ------------         ------------
    Total current assets....................       16,753               27,336

Property and equipment, at cost:

  Furniture, fixtures and equipment.........       17,010               13,552
  Leasehold improvements....................       17,662               14,188
  Construction in progress..................        2,065                1,284
                                              ------------         ------------
                                                   36,737               29,024
  Less accumulated depreciation and
     amortization...........................        5,871                4,353
                                              ------------         ------------
    Net property and equipment..............       30,866               24,671
                                              ------------         ------------
Intangible assets, net of accumulated
  amortization of $3,357 at September 28,
  1997 and $3,054 at December 29, 1996......       12,638               12,941
Other assets and deferred expenses, net of
  accumulated amortization of $3,631 at
  September 28, 1997 and $3,963 at
  December 29, 1996.........................       11,701                5,909
Deferred income taxes.......................        4,020                6,129
                                              ------------         ------------
                                                   $75,978             $76,986
                                              ------------         ------------
                                              ------------         ------------

                                                       (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   (amounts in thousands, except share data)


                                               SEPTEMBER 28,        DECEMBER 29,
                                                    1997                 1996
                                              ---------------       ------------
                                                           (UNAUDITED)

  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable..........................        $5,823              $4,694
  Accrued expenses..........................         7,888               7,795
  Accrued income taxes......................           315                 700
  Liabilities related  to assets held for
     sale...................................         1,684              12,134
                                              ------------         ------------
    Total current liabilities...............        15,710              25,323

Bank debt...................................        27,276              24,900
Other liabilities...........................         6,687               5,676
                                              ------------         ------------
    Total liabilities.......................        49,673              55,899
                                              ------------         ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value per share.
    Authorized 3,000,000 shares, no shares
    issued or outstanding...................            --                   --
  Common stock, $.01 par value per share.
    Authorized 25,000,000 shares, issued and
    outstanding 6,528,815 shares at September
    28, 1997 and 6,443,673 shares at December
    29, 1996................................            65                   64
  Nonvoting common stock, $.01 par value per
    share. Authorized 3,000,000 shares, no
    shares issued or outstanding............            --                   --
  Additional paid-in capital................        62,102               61,632
  Accumulated deficit.......................       (35,862)             (40,609)
                                              ------------          ------------

      Total stockholders' equity...........         26,305               21,087
                                              ------------          ------------
                                                   $75,978              $76,986
                                              ------------          ------------
                                              ------------          ------------

 See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                  (amounts in thousands, except per share data)

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     --------------------  ----------------------
                                                                     SEPT. 28,  SEPT. 29,  SEPT. 28,   SEPT. 29,
                                                                       1997       1996        1997        1996
                                                                     ---------  ---------  ----------  ----------
                                                                         (UNAUDITED)             (UNAUDITED)


Revenues...........................................................  $  37,461  $  45,459  $  125,056  $  140,804

Food and beverage costs............................................     12,787     15,201      42,958      47,112
Restaurant operating expenses......................................     17,680     22,834      55,860      69,070
Depreciation, amortization and other non-cash charges..............      1,410      1,657       5,324       4,557
General and administrative expenses................................      2,993      3,352       9,885      10,598
Marketing and promotional expenses.................................        846      1,057       2,928       3,209
Interest expense, net..............................................        564        557       1,772       1,701
                                                                     ---------  ---------  ----------  ----------

     Income before income taxes....................................      1,181        801       6,329       4,557

Income tax expense.................................................        295        200       1,582       1,140
                                                                     ---------  ---------  ----------  ----------

     Net income....................................................  $     886  $     601  $    4,747  $    3,417
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

Net income per share...............................................  $    0.13  $    0.09  $     0.69  $     0.50
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

Weighted average shares outstanding................................      6,949      6,827       6,878       6,793
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (amounts in thousands)



                                                                                                  NINE MONTHS ENDED
                                                                                               ------------------------
                                                                                                SEPT. 28,    SEPT. 29,
                                                                                                  1997         1996
                                                                                               -----------  -----------
                                                                                                      (UNAUDITED)

Cash flows from operating activities:
     Net income..............................................................................   $   4,747    $   3,417
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and other non-cash charges...................................       5,324        4,557
     Deferred income taxes...................................................................       1,283       --
     Change in assets and liabilities:
          Accounts receivable................................................................        (650)         379
          Inventories........................................................................        (370)        (202)
          Prepaid expenses and other assets..................................................      (3,090)         (67)
          Accounts payable, accrued expenses and other liabilities...........................      (3,157)      (5,855)
          Accrued income taxes...............................................................        (385)         (52)
                                                                                               -----------  -----------
               Net cash provided by operating activities.....................................       3,702        2,177
                                                                                               -----------  -----------
Cash flows from investing activities:
     Purchases of property and equipment, net................................................      (6,144)      (2,930)
     Payments for start-up costs, licenses and other deferred expenses.......................      (4,896)      (3,733)
     Proceeds from sale of Mick's and Peasant restaurants....................................       4,308           --
                                                                                               -----------  -----------
               Net cash used by investing activities.........................................      (6,732)      (6,663)
                                                                                               -----------  -----------
Cash flows from financing activities:
     Principal reduction on bank debt........................................................      (7,665)      (2,250)
     Proceeds from bank debt.................................................................      10,200        6,000
     Payments on note payable to related party...............................................      --             (483)
     Net proceeds from issuance of stock.....................................................         471          122
                                                                                               -----------  -----------
               Net cash provided by financing activities.....................................       3,006        3,389
                                                                                               -----------  -----------
Net decrease in cash and cash equivalents....................................................         (24)      (1,097)

Cash and cash equivalents at beginning of period.............................................       2,276        2,351
                                                                                               -----------  -----------
Cash and cash equivalents at end of period...................................................   $   2,252    $   1,254
                                                                                               -----------  -----------
                                                                                               -----------  -----------

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,398,000 and $1,563,000, and income taxes of approximately $954,000 and $800,000, for the nine months ended September 28, 1997 and September 29, 1996, respectively. During the first nine months of fiscal 1997 and 1996, the Company entered into capital lease arrangements of approximately $1,569,000 and $2,445,000, respectively, for restaurant equipment.

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

    Coincident with the Company's approval of the plan of sale, the assets held for sale and related liabilities for Mick's and Peasant have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" when the Company reports its financial position. The accompanying consolidated balance sheets include the following components:


                                                                                      SEPTEMBER 28,      DECEMBER 29,
                                                                                          1997 (1)          1996
                                                                                      -------------     ------------
                                                                                        (AMOUNTS IN THOUSANDS,
                                                                                              UNAUDITED)
     Current assets.................................................................    $     199        $    2,166
     Net property and equipment.....................................................        1,317            10,704
     Unamortized goodwill...........................................................       --                 8,077
     Other assets...................................................................          466             2,143
     Write-down of carrying values..................................................       (1,783)          (10,616)
                                                                                      -------------     ------------
          Assets held for sale......................................................          199            12,474
                                                                                      -------------     ------------
     Current liabilities............................................................          304             3,495
     Other liabilities..............................................................       --                 1,612
     Lease exit and other transaction costs.........................................        1,380             7,027
                                                                                      -------------     ------------
          Liabilities related to assets held for sale...............................        1,684            12,134
                                                                                      -------------     ------------
            Net assets(liabilities related to assets) held for sale.................    $  (1,485)       $      340
                                                                                      -------------     ------------
                                                                                      -------------     ------------

------------------------

(1) Includes the three remaining non-Atlanta Mick's restaurants.

    The following represents the combined results of Mick's and Peasant for the periods ended September 28, 1997 and September 29, 1996. Interest expense was not allocated.

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                        SEPT. 28,      SEPT. 29,
                                                                                          1997 (2)      1996
                                                                                      -------------  -------------
                                                                                        (AMOUNTS IN THOUSANDS,
                                                                                               UNAUDITED)
Revenues............................................................................    $   7,981      $  41,839
Food and beverage costs.............................................................        2,407         12,293
Restaurant operating expense........................................................        4,841         26,089
Depreciation, amortization and other non-cash charges...............................            6            138
General and administrative expenses.................................................          529          2,935
Marketing and promotional expenses..................................................          138            778
                                                                                           ------    -------------
Income (loss) before income taxes...................................................    $      60      $    (394)
                                                                                           ------    -------------
                                                                                           ------    -------------

------------------------

(2) Includes the Atlanta-based Mick's and Peasant restaurants through
February 6, 1997, the date of sale, as discussed below, two non-Atlanta Mick's restaurants one of which was closed in June 1997 and the other in July 1997, and the three remaining non-Atlanta Mick's restaurants which the Company intends to sell or otherwise dispose of.

    Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants and in the fourth quarter of fiscal 1995 engaged an investment banking firm to assist with the sale. Although marketing efforts concentrated on selling all of the Mick's and Peasant restaurants, sales materials indicated that a partial sale would be considered. Most of the interest received related to the majority of the restaurants located mainly in the Atlanta area. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicated that it would be less costly to close such restaurants in an orderly fashion, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During fiscal 1996 and the first nine months of 1997, restaurant occupancy expense of approximately $1,498,000 and $1,201,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs, respectively. During fiscal 1996, seven Mick's restaurants and two Peasant restaurants were closed. During 1997, two Mick's restaurants were closed in January, one Mick's was closed in June 1997, one Mick's was closed in July 1997, and another was closed in October 1997.

    On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. In connection with the sale, the Remaining Restaurants were transferred to another subsidiary of the Company. Pursuant to these agreements, MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant. In conjunction with the sale, the Company had recorded a fiscal 1996 fourth quarter charge of $11,500,000 to write-down the Atlanta-based restaurants to their net realizable values based on the fair value of the consideration received, accrue for the various expenses related to the closing of such sale and to write-off two restaurants which are not part of the sale, both of which were closed in 1997. As of October 1997, the Company continues to operate three Mick's restaurants which the Company intends to sell or otherwise dispose of.

    The write-down and related charges for net assets held for sale reflect management's best estimate of the costs expected to be incurred in connection with the disposition of Mick's and Peasant. As a result of the numerous uncertainties which may impact the actual costs to be incurred by the Company, such costs may differ from the current estimates used by management.

4.) On September 18, 1997, the Company and William L. Hyde, Jr., the former President and Chief Operating Officer, executed a Termination and Release Agreement whereby Mr. Hyde's employment with the Company terminated.

5.) The Company is involved in various legal actions. See "Part II -Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Revenues decreased $8.0 million, or 17.6%, to $37.5 million for the three month period ended September 28, 1997, from $45.5 million for the comparable 1996 period. Revenues from Morton's and Bertolini's increased $4.6 million, or 14.3%, to $36.7 million for the three month period ended September 28, 1997, from $32.1 million during the comparable 1996 period. Of the increase in Morton's and Bertolini's revenues, $3.3 million was attributable to incremental restaurant revenues from ten new restaurants opened after January 1, 1996 and $1.1 million, or 3.9%, was attributable to additional comparable revenues from restaurants open all of both periods. Included in 1997 three month revenues is approximately $0.2 million of consulting fee income. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 1.6%.

    Revenues decreased $15.7 million, or 11.2%, to $125.1 million for the nine month period ended September 28, 1997, from $140.8 million for the comparable 1996 period. Revenues from Morton's and Bertolini's increased
$18.1 million, or 18.3%, to $117.1 million for the nine month period ended September 28, 1997, from $99.0 million for the comparable 1996 period. Of the increase in Morton's and Bertolini's revenues, $12.6 million was attributable to incremental restaurant revenues from ten new restaurants opened after January 1, 1996 and $4.9 million, or 5.4%, was attributable to additional comparable revenues from restaurants open all of both periods. Average
Morton's and Bertolini's revenues per restaurant open for a full period increased 6.1%. Included in 1997 nine month revenues is approximately $0.5 million of investment income and $0.2 million of consulting fee income. As stated in Note 3, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants on February 6, 1997. Nine other non-Atlanta Mick's and Peasant restaurants were closed during fiscal 1996 and four additional Mick's have been closed during fiscal 1997. As a result, revenues for the Mick's and Peasant restaurants decreased approximately $12.6 million and $33.9 million in the three and nine month periods ended September 28, 1997, respectively, versus the comparable periods of 1996. As of October 1997, the Company continues to operate three Mick's restaurants which the Company intends to sell or otherwise dispose of.

    Percentage changes in comparable restaurant revenues for the three and nine month periods ended September 28, 1997 versus September 29, 1996 for restaurants open all of both periods are as follows:

                                      THREE MONTHS              NINE MONTHS
                                  ENDED SEPT. 28, 1997     ENDED SEPT. 28, 1997
                                   PERCENTAGE CHANGE        PERCENTAGE CHANGE
                                -----------------------  -----------------------

     Morton's..............               3.2%                     6.4%
     Bertolini's...........               6.8%                     0.7%
     Total.................               3.9%                     5.4%


    The Company believes that revenues for the first quarter of 1996 were adversely affected by severe winter storms in January 1996.

    Food and beverage costs decreased from $15.2 million for the three month period ended September 29, 1996 to $12.8 million for the three month period ended September 28, 1997 and decreased from $47.1 million for the nine month period ended September 29, 1996 to $43.0 million for the nine month period ended September 28, 1997. Food and beverage costs, excluding all Mick's and Peasant restaurants, increased by $1.2 million to $12.5 million for the three month period ended September 28, 1997 from $11.3 million recorded for the three month period ended September 29, 1996 and increased by $5.7 million to $40.5 million for the nine month period ended September 28, 1997, from $34.8 million for the comparable 1996 period. These costs as a percentage of related revenues decreased 1.0% and 0.6% for the three and nine month periods, respectively. As a result of the sale and closings of the Mick's and Peasant restaurants as discussed in Note 3, there was a reduction in food and beverage costs of approximately $3.6 million and $9.9 million in the three and nine month periods ended September 28, 1997, respectively.

    Restaurant operating expenses which include labor, occupancy and other operating expenses decreased from $22.8 million for the three month period ended September 29, 1996 to $17.7 million for the three month period ended September 28, 1997, a decrease of $5.1 million. For the nine months ended September 28, 1997, these costs decreased from $69.1 million during the 1996 period, to $55.9 million for the comparable 1997 period. Restaurant operating expenses, excluding all Mick's and Peasant restaurants, increased from $14.7 million for the three month period ended September 29, 1996 to $17.2 million for the comparable 1997 period and increased from $43.0 million for the nine month period ended September 29, 1996 to $51.0 million for the comparable 1997 period. Those costs, excluding Mick's and Peasant, as a percentage of revenues increased 1.0% from 45.8% for the three month period ended September 29, 1996 to 46.8% for the three month period ended September 28, 1997 and increased 0.2% from 43.4% for the nine month period ended September 29, 1996 to 43.6% for the comparable 1997 period. Offsetting the increase in total restaurant operating expenses was a reduction of approximately $7.6 million and $21.2 million during the three and nine month periods ended September 28, 1997 versus the comparable 1996 periods, respectively, due to the sale and closings of Mick's and Peasant restaurants as discussed in Note 3.

    Depreciation, amortization and other non-cash charges decreased from $1.7 million for the three month period ended September 29, 1996 to $1.4 million for the three month period ended September 28, 1997 and increased from 3.6% of revenues to 3.8%, respectively. For the nine months ended September 28, 1997, such costs were $5.3 million versus $4.6 million for the comparable 1996 period. The 1997 period increase is due to increased start-up amortization. Start-up costs associated with the opening of new restaurants are amortized over the 12 months following opening. The timing of restaurant openings affects the amount of such costs amortized.

    General and administrative expenses for the three month period ended September 28, 1997 were $3.0 million, a decrease of $0.4 million, from $3.4 million for the three month period ended September 29, 1996. For the nine months ended September 28, 1997, such costs were $9.9 million versus $10.6 million for the comparable 1996 period. General and administrative expenses, excluding all Mick's and Peasant restaurants, increased $0.4 million from $2.5 million for the three month period ended September 29, 1996 to $2.9 million for the comparable 1997 period and increased $1.7 million from $7.7 million for the nine month period ended September 29, 1996, to $9.4 million for the comparable 1997 period. Such costs, excluding Mick's and Peasant, as a percentage of revenues were 8.0% for the three month period ended September 28, 1997, an increase of 0.3% from the three month period ended September 29, 1996 and 8.0% for the nine months ended September 28, 1997, an increase of 0.3% from the nine months ended September 29, 1996. The increase in such expense is driven by incremental costs associated with increased restaurant development. General and administrative expenses relating to the Mick's and Peasant restaurant groups decreased $0.8 million and $2.4 million during the three and nine month periods ended September 28, 1997, respectively, versus the comparable 1996 period as a result of the sale and closings of Mick's and Peasant restaurants as discussed in Note 3.

    Marketing and promotional expenses were $0.8 million for the three month period ended September 28, 1997 versus $1.0 million for the comparable 1996 period and $3.0 million for the nine month period ended September 28, 1997 versus $3.2 million for the comparable nine month period ended September 29, 1996. Marketing and promotional expenses, excluding Mick's and Peasant, were $0.8 million, or 2.3% of revenues for the three months ended September 28, 1997, as compared to $0.8 million, or 2.6% of revenues, for the comparable 1996 period and were $2.8 million, or 2.4% of revenues for the nine months ended September 28, 1997, as compared to $2.4 million, or 2.5% of revenues, for the comparable 1996 period. The increase is driven by incremental costs associated with increased restaurant development. Mick's and Peasant marketing and promotional expenses decreased $0.2 million and $0.6 million during the three and nine month periods ended September 28, 1997, respectively, versus the comparable 1996 periods.

    Interest expense, net of interest income, remained constant at $0.6 million for the three month periods ended September 28, 1997 and September 29, 1996. For the nine month period ended September 28, 1997, interest expense was $1.8 million, versus $1.7 million for the comparable 1996 period.

    Income tax expense of $1.6 million for the nine month period ended September 28, 1997 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1997, as well as state income taxes.

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

    The Company and BankBoston, N.A. (formerly The First National Bank of Boston) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (collectively the "Credit Agreement"), pursuant to which the Company's credit facility is $32,500,000, consisting of a $15,000,000 term loan (the "Term Loan") and a $17,500,000 revolving credit facility (the "Revolving Credit Facility"). The final maturity date is December 31, 2002. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At September 28, 1997, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 2.0% on Eurodollar Rate loans. The Company has no outstanding futures contracts or interest rate hedge agreements.

    During fiscal 1996, BankBoston syndicated portions of the Term Loan and Revolving Credit Facility of the Credit Agreement to two additional lenders, Imperial Bank and Heller Financial. BankBoston, as agent for the Lenders, receives an annual fee of $10,000 paid by the Company.

    As of September 28, 1997 and December 29, 1996, the Company had outstanding borrowings of $25,000,000 and $24,900,000, respectively, under the Credit Agreement. At September 28, 1997, $221,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $7,279,000. The weighted average interest rate on all bank borrowings on September 28, 1997 was 7.79%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

    The availability under the Credit Agreement is scheduled to reduce by $1,000,000 on June 30, 1999 and thereafter principal installments on the Term Loan of $1,000,000 each will be due at the end of each calendar quarter through December 31, 2002. The Revolving Credit Facility will be payable in full on December 31, 2002. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to September 28, 1997 amount to $0 in 1997, $0 in 1998, $3,000,000 in 1999, $4,000,000 in 2000, $4,000,000 in 2001 and $14,000,000 in
2002. As stated in Note 3 to the accompanying consolidated financial statements, the Company has completed the sale of its Atlanta-based Mick's and Peasant restaurants. Net cash proceeds from the sale were used to reduce the Company's Revolving Credit Facility.

    The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations;
(ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of September 28, 1997, the Company believes it was in compliance with such covenants.

    In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan"), which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. Proceeds from the CNL loan were used to reduce the Company's Revolving Credit Facility. At September 28, 1997, the outstanding principal balance of the CNL Loan was approximately $2,435,000, of which approximately $159,000 is payable within the next fiscal year and therefore has been included in "Accrued expenses" in the accompanying consolidated balance sheet for the period ended September 28, 1997.

    During the first nine months of fiscal 1997, the Company's net investment in fixed assets and related investment costs, net of capitalized leases, approximated $11.0 million. The Company estimates that it will expend up to an aggregate of $13.8 million in 1997 to finance ordinary refurbishment of existing restaurants and pre-opening costs and capital expenditures, net of landlord development and rent allowances and net of equipment lease financing, for new restaurants. The Company has entered into various equipment lease financing agreements with several financial institutions of which approximately $9.9 million in the aggregate has been funded from February 1994 through October 1997 and $8.0 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion.

    In addition, the Company is entering the international market. A lease has been signed to open a Morton's of Chicago restaurant in Singapore and other international opportunities are being investigated.

FORWARD-LOOKING STATEMENTS

    Except for the historical information contained in this Form 10-Q, certain statements made herein are forward-looking statements that involve certain risks and uncertainties, including but not limited to, general economic conditions, competitive activities, the Company's expansion plans and restaurant profitability levels and other matters identified from time to time in the Company's public reports and SEC filings. Actual results may vary.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in and for the County of San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged wrongful constructive termination in breach of an implied employment agreement, breach of an implied covenant of good faith and fair dealing, wrongful constructive termination in violation of public policy prohibiting sex discrimination in employment, sex discrimination and sexual harassment in violation of the California Fair Employment and Housing Act ("FEHA"), intentional and negligent infliction of emotional distress, and failure to pay wages timely on termination as required by the California Labor Code. Plaintiff seeks general, special, and punitive damages in unspecified amounts, as well as attorneys' fees and costs. The Company answered the complaint in the California Superior Court on April 15, 1996, and subsequently removed the case to the United States District Court for the Northern District of California on June 24, 1996. On February 7, 1997, the court dismissed the complaint as to Quantum Corporation and any of its successors. On August 8, 1997, Plaintiff filed a motion for partial summary judgment, seeking an order finding Morton's liable for sexual harassment under California's FEHA as a matter of law. By order dated October 14, 1997, the Court granted Plaintiff's motion, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. At a pretrial conference on October 14, 1997, Plaintiff stipulated to the dismissal of her claims for breach of an employment agreement, breach of the covenant of good faith and fair dealing, and intentional and negligent infliction of emotional distress. Trial is scheduled to commence on November 6, 1997 as to the remaining issues in the case, which are: damages on Plaintiff's sexual harassment claim, and liability as well as damages on Plaintiff's claims for retaliation, constructive termination, and failure to pay wages timely on termination in violation of the California Labor Code. Because of the summary disposition with regard to the sexual harassment claim, Plaintiff would be entitled to recover attorney's fees and costs. Management does not expect the ultimate outcome of this action to have a material adverse effect on the Company's consolidated financial position, equity, liquidity and capital resources, although a settlement, judgment or material damages award against the Company could materially adversely affect the Company's results of operations in the year in which it occurred.

    The Company is also involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    No matters were submitted to a vote of stockholders during the quarter for which this report was filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         10.15 Termination and Release Agreement, dated September 18, 1997 between the Registrant and William L. Hyde, Jr.

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

                              MORTON'S RESTAURANT GROUP, INC.
                              -------------------------------------
                              (Registrant)

Date November 4, 1997
     ------------------
                              By: /s/ Allen J. Bernstein
                                 ---------------------------------
                                  Allen J. Bernstein
                                  Chairman of the Board, Chief Executive Officer and President

Date November 4, 1997
     ------------------       BY: /s/ Thomas J. Baldwin
                                  -------------------------------
                                  Thomas J. Baldwin
                                  Executive Vice President
                                  and Chief Financial Officer

                              INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

EXHIBIT
NUMBER     PAGE                  DOCUMENT
-------    ----   ------------------------------------------
10.15             Termination and Release Agreement, dated September 18, 1997 between the Registrant and William L. Hyde, Jr.

27.00             Financial Data Schedule