Form 10-K
period 1997-12-28
MORTONS RESTAURANT GROUP INC
filed 1998-03-26
CIK 883981

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (Fee Required)

        For the fiscal year ended      December 28, 1997
                                  ---------------------------------------------
                                     OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from          to
                              ---------   --------------------------------------
Commission file number     1-12692
                        -------------------------------------------------------

                           MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

        Delaware                                      13-3490149
-------------------------------              -------------------------------
(State or other jurisdiction of                        (I.R.S.
incorporation or organization)                employer identification no.)

3333 New Hyde Park Road, New Hyde Park, NY               11042
-----------------------------------------          ------------------
(Address of principal executive offices)               (zip code)

                                 516-627-1515
--------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code)

              Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class                            Name of exchange
Common Stock, $.01 par value                   New York Stock Exchange
-----------------------------                ---------------------------

        Securities Registered Pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was $140,869,410.

As of March 23, 1998, the registrant had 6,607,665 shares of its common stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:


(1) portions of the registrant's annual report to stockholders for the fiscal year ended December 28, 1997 (the "Annual Report") are incorporated by reference into Part II hereof; and

(2) portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     Part I

Item 1. Business

General

    Morton's Restaurant Group, Inc., formerly known as Quantum Restaurant Group, Inc., was incorporated as a Delaware corporation on October 3, 1988. As used in this Report, the terms "MRG" or "Company" refer to Morton's Restaurant Group, Inc. and its consolidated subsidiaries.

    In December 1988, the Company acquired 89% of the outstanding common stock of a predecessor company of Peasant Holding Corp. ("Peasant Holding"), the holding company for The Peasant Restaurants, Inc. ("Peasant") and Mick's Restaurants, Inc. ("Mick's"). On February 6, 1997, the Company completed the sale of an 80.1% interest in its Atlanta-based Mick's and Peasant restaurants (see Note 3 to the Company's consolidated financial statements).

    In 1989, the Company acquired 100% of the outstanding common stock, preferred stock, stock options and common stock warrants of Porterhouse, Inc. and subsidiaries, which do business as Morton's of Chicago ("Morton's").

    At December 28, 1997, the Company owned and operated 48 restaurants utilizing two distinct restaurant concepts: Morton's and Bertolini's Authentic Trattorias ("Bertolini's"). These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences. During the first quarter of fiscal 1998, one new Morton's restaurant was opened.

    The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board, President and Chief Executive Officer and vice presidents responsible for site selection and development, finance, and administration.

    The Company plans to expand by adding new Morton's and Bertolini's restaurants. The Company has no agreements or letters of intent with respect to any potential acquisition. However, the Company has investigated, and may possibly continue to investigate, the acquisition of other restaurant concepts. The Company does not currently intend to develop a franchise program for any of its restaurant concepts.

    During 1998, the Company plans to enter international markets. Leases have been signed to open Morton's of Chicago Steakhouse restaurants in Singapore and Toronto. The Company will continue to monitor events in major Asian markets.

    There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Morton's of Chicago Steak House Restaurants

    At December 28, 1997, Morton's operated 38 premium quality steak houses located in 35 cities. During the first quarter of 1998, a new Morton's restaurant was opened in Stamford, CT. Morton's offers its clientele a combination of excellent service and large quantities of the highest quality menu items. Morton's has received awards in many locations for the quality of its food and hospitality. Morton's serves USDA prime aged beef, including a 24 oz. porterhouse, a 20 oz. NY strip sirloin and a 14 oz. filet mignon. Morton's also offers fresh fish, lobster, veal and chicken. All Morton's have identical dinner menu items. While the emphasis is on beef, the menu selection is broad enough to appeal to many taste preferences. The Morton's dinner menu consists of a tableside presentation by the server of many of the dinner items, including a 48 oz. porterhouse steak and a live Maine lobster, and all Morton's restaurants feature an open display kitchen where steaks are prepared. Each restaurant has a fully stocked bar with a complete list of name brands and an extensive premium wine list that offers approximately 175 selections.

    Morton's caters primarily to high-end, business-oriented clientele. During the year ended December 28, 1997, the average per-person check, including dinner and lunch, was approximately $65.00. Management believes that, on a nationwide basis, a vast majority of Morton's weekday sales and a substantial portion of its weekend sales are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 32% of Morton's revenues during fiscal 1997. In the nine Morton's serving both lunch and dinner during fiscal 1997, dinner service accounted for approximately 89% of revenues and lunch service accounted for approximately 11%. All Morton's are open seven days a week. Those 29 Morton's serving only dinner are typically open from 5:30 p.m. to 11:30 p.m., while those Morton's serving both lunch and dinner are also typically open from 11:30 a.m. to 2:30 p.m. for the lunch period.

    All Morton's are very similar in terms of style, concept and decor and are located in retail, hotel, commercial and office building complexes in major metropolitan areas and urban centers. In 1997, 37 Morton's (including all restaurants opened since the 1989 acquisition) had on-premises private dining and meeting facilities referred to as "Boardrooms". During fiscal 1997, Boardroom sales were approximately 17% of sales in those locations offering Boardrooms. Boardrooms offer a valuable amenity to customers and fully complement Morton's operations. It is anticipated that all future Morton's will contain Boardrooms.

    Morton's operations and cost systems, developed over 20 years, enable Morton's to maintain tight controls over operating expenses. The cooking staff is highly trained and experienced. The uniform staffing patterns throughout Morton's restaurants enhance operating efficiencies. Morton's management believes that its centralized sourcing from its primary suppliers of its USDA prime aged beef gives it significant cost and availability advantages over many independent restaurants. Morton's purchases Midwest-bred, grain-fed, USDA prime aged beef (approximately the finest two to three percent of a 1,100 pound steer).

Bertolini's Authentic Trattoria Restaurants

    At December 28, 1997, there were ten Bertolini's, located in ten cities. Bertolini's is a white tablecloth, authentic Italian trattoria, which provides table service in a casual dining atmosphere. For the year ended December 28, 1997, Bertolini's average per-person check, including dinner and lunch, was approximately $19.25. Bertolini's restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 1997, dinner service accounted for approximately 67% of revenues and lunch service accounted for approximately 33%. Sales of alcoholic beverages accounted for approximately 20% of Bertolini's revenues during fiscal 1997.

Sale of Mick's and Peasant Restaurants

    On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant. As of December 28, 1997, all remaining non-Atlanta Mick's and Peasant restaurants were closed, sold or otherwise disposed of.

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

    The costs of opening a Morton's or Bertolini's varies by restaurant depending upon, among other things, the location of the site and the extent of any renovation required. The Company leases all of its restaurant sites and operates both free-standing and in-line restaurants. In recent years, the Company has received substantial landlord development or rent allowances for leasehold improvements and furniture, fixtures and equipment and, in certain instances, pre-opening expenses. The Company's average net cash investments for the eight restaurants opened between January 1, 1997 and March 1998, was approximately $1.7 million, in each case, net of landlord development and or rent allowances and restaurant equipment lease financings. The Company currently targets its average net cash investment in new restaurants to be less than $2.0 million per restaurant, although the Company may expend greater amounts for particular restaurants.

    The Company believes that the locations of its restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed specific criteria by which each prospective site is evaluated. Potential sites are generally sought in major metropolitan areas. In addition to carefully analyzing demographic information, such as average household size and income, for each prospective site, management considers factors such as traffic patterns, proximity of shopping areas and office buildings, area restaurant competition, accessibility and visibility. The Company's ability to open new restaurants depends upon locating satisfactory sites, negotiating favorable lease terms, securing appropriate government permits and approvals, obtaining liquor licenses and recruiting or transferring additional qualified management personnel. For these and other reasons, there can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

    The standard decor and interior design of each of the Company's restaurant concepts can be readily adapted to accommodate different types of locations.

    Morton's. The first Morton's was opened in 1978 in downtown Chicago, where Morton's headquarters are still located. From 1978 to 1989, Morton's expanded to a group of nine restaurants in nine cities. Under the Company, Morton's has grown from nine to 39 restaurants through March 1998. During 1997, new Morton's opened in Washington, DC, San Diego, CA, Baltimore, MD, and Miami, FL. During the first quarter of 1998 a new Morton's opened in Stamford, CT. During 1998, the Company plans to enter international markets. Leases have been signed to open Morton's of Chicago Steakhouse restaurants in Singapore and Toronto.

    Morton's are located in retail, hotel, commercial and office building complexes in major metropolitan areas and urban centers. Management believes that fixed investment costs and occupancy costs have been relatively low, as appropriate space for new Morton's restaurants has been readily available. The approximate gross costs to the Company for the five Morton's opened between January 1, 1997 and March 1998, ranged from $2.4 million to $2.9 million, including the costs of leasehold improvements, capital expenditures for furniture, fixtures and equipment, and other pre-opening expenses. These aggregate per-restaurant costs were substantially offset by landlord development and or rent allowances ranging from $0.9 million to $1.3 million.

    The Company plans to continue the development of Morton's and has selected several possible domestic and international sites for expansion.

    Bertolini's Authentic Trattoria Restaurants. The first Bertolini's opened in Las Vegas in May 1992 (located in the Forum Shops Mall, adjacent to Caesar's Palace Casino). During 1997, new Bertolini's opened in Charlotte, NC, Costa Mesa, CA, and Westbury, NY.

    The approximate gross costs to the Company for the three restaurants opened during 1997, ranged from $2.5 million to $3.7 million, including the costs of leasehold improvements, capital expenditures for furniture, fixtures and equipment, and other pre-opening expenses. These aggregate costs were partially offset by landlord development and or rent allowances ranging from $0.5 million to $0.8 million.

    The Company plans to continue the development of Bertolini's and has selected several possible sites for expansion.

Restaurant Locations

The Company operated 49 restaurants as of March 1998. The following table provides information with respect to those restaurants which are open:

                                                                            Month and
                                                                           Year Opened
                                                                        ------------------
Morton's of Chicago Steakhouse Restaurants

Chicago, IL (1)                                                         December 1978
Washington (Georgetown), DC                                             November 1982
Philadelphia, PA                                                        May 1985
Westchester/Oakbrook, IL                                                June 1986
Dallas, TX                                                              May 1987
Boston, MA                                                              December 1987
O'Hare/Rosemont, IL                                                     June 1989
Cleveland, OH                                                           September 1990
Tyson's Corner, VA                                                      November 1990
Columbus, OH                                                            April 1991
Cincinnati, OH                                                          August 1991
San Antonio, TX                                                         September 1991
Palm Beach, FL                                                          November 1991
Minneapolis, MN                                                         December 1991
Nashville, TN                                                           September 1992
Beverly Hills, CA (2)                                                   October 1992
Detroit/Southfield, MI                                                  November 1992
Las Vegas, NV                                                           January 1993
Sacramento, CA                                                          May 1993
Pittsburgh, PA                                                          August 1993
New York (Midtown Manhattan), NY                                        October 1993
St. Louis/Clayton, MO                                                   December 1993
Palm Desert, CA                                                         January 1994
Atlanta/Buckhead, GA                                                    March 1994
Charlotte, NC                                                           July 1994
San Francisco, CA                                                       November 1994
Dallas/Addison, TX                                                      November 1994
Costa Mesa/Orange, CA                                                   March 1995
Denver, CO (3)                                                          March 1995
Atlanta/Downtown, GA (4)                                                November 1995
Houston, TX                                                             January 1996
Phoenix, AZ                                                             March 1996
Orlando, FL                                                             March 1996
New York (Downtown Manhattan), NY                                       June 1996
Washington (Connecticut Ave.), DC                                       January 1997
San Diego, CA                                                           April 1997
Baltimore, MD                                                           August 1997
Miami, FL                                                               December 1997
Stamford, CT                                                            February 1998

                                                                            Month and
                                                                           Year Opened
                                                                        ------------------


Bertolini's Authentic Trattorias
Las Vegas, NV                                                           May 1992
Atlanta, GA                                                             September 1993
Washington, DC (5)                                                      September 1995
Rockville, MD                                                           October 1995
King of Prussia, PA                                                     November 1995
Irvine, CA                                                              November 1995
Indianapolis, IN                                                        October 1996
Charlotte, NC                                                           July 1997
Westbury, NY                                                            September 1997
Costa Mesa, CA                                                          October 1997

    Additional sites are under active review for potential leases representing new Morton's and Bertolini's restaurants to open. Including the restaurant that opened during the first quarter of 1998, the Company currently intends to open approximately seven to eight new restaurants during 1998, comprised of both Morton's and Bertolini's restaurants. There can be no assurance, however, that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.


(1) Excludes Morton's Boardroom Banquet facilities.

(2) Operates under the name "Arnie Morton's of Chicago."

(3) The Morton's Denver, CO location was relocated in March 1995 to a new site. The original location had been open since September 1985.

(4) The Morton's Atlanta/Downtown, GA location was relocated in November 1995 to a new site. The original location had been opened since March 1986.

(5) The Bertolini's in Washington, DC opened in September 1995. It was converted from a Peasant Restaurant which had been open since September 1990.

Restaurant Operations and Management

    Morton's and Bertolini's restaurants have a well developed management infrastructure and are set up as distinct operations within the Company. Each group has a senior officer responsible for overall restaurant operations. Operations for the Company's restaurants are supervised by area, or regional directors, each of whom is responsible for the operations of several restaurants and reports to the appropriate division senior officer. Area directors meet frequently with senior management to review operations and to resolve any issues. Working in concert with area or regional directors and restaurant general managers, senior management defines operations and performance objectives for each restaurant. An incentive plan has been established in which area directors and certain restaurant managers participate. Awards under incentive plans are tied to achievement of specified revenue, profitability and operating targets and related quality objectives.

    The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are drawn from the Company's restaurant personnel, must complete a training program of at least twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service and proper accounting for restaurant operations. The Company holds regular meetings of its restaurant general managers to discuss menu items, continuing training and other aspects of business management.

    The staff for a typical Morton's consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Bertolini's consists of one general manager and up to five other managers, and approximately 100 hourly employees. Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in its employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, strives to be responsive to the employees' concerns and meets regularly with employees at each of the restaurants.

    The Company devotes considerable attention to controlling food costs. The Company makes extensive use of computers providing management with pertinent information on daily sales and inventory requirements, thus minimizing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company's ability to obtain volume-based discounts. In addition, each restaurant, within the Company's divisions, has similar menu items and common operating methods, allowing for more simplified management operating controls.

    The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and reporting requirements. Revenue, cost and related information is collected daily from each restaurant. Restaurant managers are provided with operating statements for their respective locations. Cash and credit card receipts are controlled through daily deposits to local operating accounts, the balances of which are wire transferred or deposited to cash concentration accounts.

Purchasing

    The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. The Company has no long-term contracts for any food items used in its restaurants. The Company currently does not engage in any futures contracts and all purchases are made at prevailing market prices. While management believes adequate alternative sources of supply are readily available, these alternative sources might not provide as favorable terms to the Company as its current suppliers when viewed on a long-term basis. All of Morton's USDA prime aged beef is shipped to Morton's restaurants by refrigerated common carrier from its primary Chicago-based suppliers. All other products used by Morton's are procured locally based on strict group-wide specifications. Bertolini's restaurants also adhere to strict product specifications and use both national and regional suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are sent by vendors to the headquarters office.

Marketing

    Management believes that the Company's commitment to quality food, hospitality and value/price is the most effective approach to attracting guests. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new customers. The Company employs public relations consultants and limited print, billboard and direct mail advertising, and typically conducts some local restaurant promotions. The

Company's expenditure for advertising, marketing and promotional expenses as a percentage of its revenues was 2.4% during fiscal 1997.

Competition

    The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors varies widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and price points. The Company's restaurants compete with a number of restaurants within their markets, both locally owned restaurants and other restaurants which are members of regional or national chains. Some of the Company's competitors are significantly larger and have greater financial and other resources and greater name recognition than the Company and its restaurants. Many of such competitors have been in existence longer than the Company and are better established in areas where the Company's restaurants are, or are planned to be, located. The restaurant business is often affected by changes in consumer taste and spending habits, national, regional or local economic conditions, population and traffic patterns and bad weather. In addition, factors such as inflation, increased costs, food, labor and benefits and the lack of experienced management and hourly staff employees may adversely affect the restaurant industry in general and, in particular, the Company's restaurants.

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

Government Regulation

    The Company's business is subject to extensive Federal, state and local government regulation, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to obtain or retain food, liquor or other licenses would adversely affect the operations of the Company's restaurants. While the Company has not experienced and does not anticipate any problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area. Approximately 32% and 20% of the revenues of Morton's and Bertolini's, respectively, for fiscal 1997 were attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor and or beer and wine, and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

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

    The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, tips, tip credits and other working conditions. A significant number of the Company's hourly staff are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage or decreases in allowable tip credits will increase the Company's labor cost.

Employees

    As of December 28, 1997, the Company had approximately 3,312 employees, of whom 2,901 were hourly restaurant employees, 334 were salaried restaurant employees engaged in administrative and supervisory capacities and 77 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

Item 2. Properties

    All of the Company's restaurants are located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from two to 29 years. The majority of the Company's leases provide for an option to renew for terms ranging from five years to ten years. All of the restaurant leases provide for a specified annual rent, and most leases call for additional or contingent rent based on sales volumes over specified levels. Generally, the leases are "net leases" which require the Company's subsidiary to pay its pro rata share of all taxes, insurance and maintenance costs. In some cases, the Company or another subsidiary guarantees the performance of new leases of the tenant subsidiary for a portion of the lease term, typically not exceeding the first five years.

    The Company maintains its executive offices of approximately 9,800 square feet in New Hyde Park, New York. The executive offices for Morton's and Bertolini's consist of approximately 11,300 square feet in Chicago. All such executive offices are leased.

    The Company believes its current office and operating space is suitable and adequate for intended purposes.

Item 3. Legal Proceedings

    An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorneys' fees and costs. The case was subsequently removed to the U.S. District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the U.S. District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000, punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. The Company intends to vigorously contest and appeal the judgment when entered.

    In October 1995, the Company announced that the lawsuit among the Company, a subsidiary of the Company and Mr. Alberto Lombardi and a company controlled by Mr. Lombardi had been settled on mutually satisfactory terms and agreed to the dismissal of all claims pending against each other. In connection with the settlement, the Company recorded a pre-tax charge of approximately $2,240,000 in 1995, which amount includes legal and related costs associated with the lawsuit. The settlement provides that it is not to be construed or considered to be an admission of guilt or noncompliance with any federal, state or local statute, public policy, tort law, common law or of any other wrongdoing whatsoever.

    The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 4A. Executive Officers of the Registrant

The following sets forth certain information regarding the Company's executive officers:

NAME                               AGE                            POSITION
-----------------------------      ---      -----------------------------------------------------

Allen J. Bernstein (1)              52          Chairman of the Board, President and Chief Executive
                                                  Officer

Thomas J. Baldwin                   42          Executive Vice President, Chief Financial Officer,
                                                  Assistant Secretary and Treasurer

Agnes Longarzo                      59          Vice President-Administration and Secretary

Allan C. Schreiber                  57          Vice President-Real Estate

Klaus W. Fritsch                    54          Vice Chairman and Co-Founder-Morton's of Chicago

Mark D. Running                     45          Vice President -- Operations -- Bertolini's
                                                  Restaurants



(1) Member of Executive Committee of the Board of Directors.

    Allen J. Bernstein has been Chairman of the Board of the Company since October 1994 and Chief Executive Officer and a Director of the Company since December 1988. He has been President of the Company since September 1997 and was previously President of the Company from December 1988 through October 1994. Prior to co-founding the Company, Mr. Bernstein served as Chairman and Chief Executive Officer of Le Peep Restaurants, Inc. from July 1983 to December 1988 and its predecessors from July 1981. From 1975 to 1981, Mr. Bernstein was President and Chief Operating Officer of Wenco Food Systems, Inc., a New York City area franchisee for Wendy's Restaurants, Inc. Mr. Bernstein has been a director of Dave and Busters, Inc. since February 1996.

    Thomas J. Baldwin was elected Executive Vice President in January 1997. He previously served as Senior Vice President--Finance of the Company since June 1992, and was Vice President--Finance from December 1988 until June 1992. In addition, Mr. Baldwin has been Chief Financial Officer, Assistant Secretary and Treasurer of the Company since December 1988. Mr. Baldwin was the Chief Financial Officer, Vice President of Finance and Treasurer of Le Peep Restaurants, Inc. from October 1986 until December 1988. After seven years at General Foods Corp., now a subsidiary of Philip Morris Companies, Inc., Mr. Baldwin joined Citicorp in April 1985 and became Vice President responsible for strategic planning and financial analysis at a major corporate banking division. Mr. Baldwin has an M.B.A. and is also a licensed certified public accountant in the State of New York.

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

    Mark D. Running has been Vice President of Operations for Bertolini's Restaurants since December 1997. He had previously served as Director of Operations for Morton's of Chicago from April 1996 to December 1997. Before joining the Company, Mr. Running was the Executive Vice President and Chief Operating Officer of Capital Grille and Bugaboo Creek Steak House since December 1993. Prior to that he served as the Chief Operating Officer of the American Cafe Division of W. R. Grace, as the Vice President of Operations for the Marriott Family Restaurants and was the Division Vice President for TGI Fridays for nine years.

    Officers are elected by and serve at the discretion of the Board of Directors.

                                      Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    "Price Range of Common Stock and Related Matters" contained on page 36 of the Company's Annual Report is hereby incorporated by reference.

Item 6. Selected Consolidated Financial and Operating Data

    "Selected Financial Information" contained on page one of the Company's Annual Report is hereby incorporated by reference.

    The graphs labeled "Morton's and Bertolini's Revenues", "Morton's and Bertolini's Restaurants at Year End", "Consolidated EBITDA" and "Morton's and Bertolini's % Change in Comparable Revenues" on page one of the Company's Annual Report shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 18 to 23 of the Company's Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

    The following items are hereby incorporated by reference to the Company's Annual Report on the pages indicated:

                                                                 Page
                                                                -------

(i)    Independent Auditors' Report                               23

(ii)   Consolidated Balance Sheets as of December 28, 1997
         and December 29, 1996                                    24

(iii)  Consolidated Statements of Operations For the years
         ended December 28, 1997, December 29, 1996, and
         December 31, 1995.                                       25

(iv)   Consolidated Statements of Stockholders' Equity For
        the years ended December 28, 1997, December 29,
        1996, and December 31, 1995.                              25

(v)    Consolidated Statements of Cash Flows For the years
         ended December 28, 1997, December 29, 1996, and
         December 31, 1995                                        26

(vi)   Notes to Consolidated Financial Statements                27-36

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

    (b) Reports on Form 8-K:

        Form 8-K filed on January 6, 1997 regarding the signing of definitive agreements to sell Mick's Restaurants, Inc. and The Peasant Restaurants, Inc.

        Form 8-K filed on February 7, 1997 regarding the completion of the sale of Mick's Restaurants, Inc. and The Peasant Restaurants, Inc.

        Form 8-K filed on November 26, 1997 regarding the award of a judgment against a subsidiary of the Registrant by the United States District Court for the Northern District of California.

    (c) Reference is made to Item 14(a)(3) above.

    (d) Reference is made to Item 14 (a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MORTON'S RESTAURANT GROUP, INC.
                                      (Registrant)

Date March 26, 1998                   By: /s/ ALLEN J. BERNSTEIN
---------------------                     --------------------------------------
                                          Allen J. Bernstein
                                          Chairman of the Board of Directors,
                                          President, and Chief Executive Officer
                                          (Principal Executive Officer)

Date March 26, 1998                   By: /s/ THOMAS J. BALDWIN
---------------------                     --------------------------------------
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

Date March 26, 1998                   By: /s/ ALLEN J. BERNSTEIN
---------------------                     --------------------------------------
                                          Allen J. Bernstein
                                          Chairman of the Board of Directors,
                                          President, and Chief Executive Officer
                                          (Principal Executive Officer)

Date March 26, 1998                   By: /s/ THOMAS J. BALDWIN
---------------------                     --------------------------------------
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

Date March 26, 1998                   By: /s/ LEE M. COHN
---------------------                     --------------------------------------
                                          Lee M. Cohn
                                          Director

Date March 26, 1998                   By: /s/ DIANNE H. RUSSELL
---------------------                     --------------------------------------
                                          Dianne H. Russell
                                          Director

Date March 26, 1998                   By: /s/ ALAN A. TERAN
---------------------                     --------------------------------------
                                          Alan A. Teran
                                          Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)

Date March 26, 1998                   By: /s/ JOHN K. CASTLE
---------------------                     --------------------------------------
                                          John K. Castle
                                          Director

Date: March 26, 1998                  By: /s/ DR. JOHN J. CONNOLLY
---------------------                     --------------------------------------
                                          Dr. John J. Connolly
                                          Director

Date March 26, 1998                   By: /s/ DAVID B. PITTAWAY
---------------------                     --------------------------------------
                                          David B. Pittaway
                                          Director

                               INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

  Exhibit
  Number     Page                   Document
-----------  -----                 ----------

3.01 (a)             Amended and Restated Certificate of Incorporation of the
                     Registrant. (7)

     (b) Certificate of Designation for the Preferred Stock issuable pursuant to the Rights Plan. (4)

     (c)             Amendment to the Amended and Restated Certificate of
                     Incorporation of the Registrant. (7)

     (d)             Second Amendment to the Amended and Restated Certificate of
                     Incorporation of the Registrant. (11)

3.02                 Amended and Restated By-Laws of the Registrant, dated
                     January 17, 1995. (4)

4.01 (a) Specimen Certificate representing the Common Stock, par value $.01 per share including Rights Legend. (4)

     (b) Specimen Certificate representing the Common Stock, par value $.01 per share including Rights Legend and name change to Morton's Restaurant Group, Inc. (11)

4.02 (a)             Registration Rights Agreement for Common Stock, dated as of
                     July 27, 1989, among the Registrant, BancBoston Capital
                     Inc., Legend Capital Group, L.P., Legend Capital
                     International, Ltd. and Allen J. Bernstein. (1)

     (b)             Amendment to Registration Rights Agreement for Common
                     Stock, dated as of April 1, 1992, among the Registrant, BancBoston Capital Inc., Legend Capital Group, L.P., Legend
                     Capital International, Ltd., Allen J. Bernstein, Castle
                     Harlan, Inc. and certain executive officers of the Registrant. (2)

4.03 (a) +           Stock Option Agreement, dated as of March 30, 1992, between
                     Thomas J. Baldwin and the Registrant. (2)

     (b) +           Stock Option Agreement, dated as of March 30, 1992, between
                     Agnes Longarzo and the Registrant. (2)

     (c) +           Stock Option Agreement, dated as of March 30, 1992, between
                     Allen J. Bernstein and the Registrant. (1)

4.04 (a)             Second Amended and Restated Revolving Credit and Term Loan
                     Agreement, dated June 19, 1995 among the Registrant, The
                     Peasant Restaurants, Inc., Morton's of Chicago, Inc. and
                     The First National Bank of Boston, individually and as agent. (7)

     (b)             First Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated
                     February 14, 1996 among the Registrant, The Peasant
                     Restaurants, Inc., Morton's of Chicago, Inc. and The First
                     National Bank of Boston, individually and as agent. (9)

  Exhibit
  Number     Page                   Document
-----------  -----                 ----------
     (c)             Second Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated March 5,
                     1996 among the Registrant, The Peasant Restaurants, Inc.,
                     Morton's of Chicago, Inc. and The First National Bank of
                     Boston, individually and as agent. (9)

     (d)             Letter Agreement, dated May 2, 1996, among the Registrant,
                     The Peasant Restaurants, Inc., Morton's of Chicago, Inc.
                     and The First National Bank of Boston, individually and as agent. (10)

     (e)             Third Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated June 28,
                     1996 among the Registrant, The Peasant Restaurants, Inc.,
                     Morton's of Chicago, Inc. and The First National Bank of
                     Boston, individually and as agent. (11)


     (f)             Fourth Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated
                     December 26, 1996 among the Registrant, The Peasant
                     Restaurants, Inc., Morton's of Chicago, Inc. and The First
                     National Bank of Boston, individually and as agent. (13)

     (g)             Fifth Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated
                     December 31, 1996 among the Registrant, The Peasant
                     Restaurants, Inc., Morton's of Chicago, Inc. and The First
                     National Bank of Boston, individually and as agent. (13)

     (h)             Sixth Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated
                     February 6, 1997 among the Registrant, The Peasant
                     Restaurants, Inc., Morton's of Chicago, Inc. and The First
                     National Bank of Boston, individually and as agent. (13)

     (i)             Seventh Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated
                     June 27, 1997 among the Registrant, Peasant Holding Corp.,
                     Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent. (14)

     (j)             Eighth Amendment to the Second Amended and Restated
                     Revolving Credit and Term Loan Agreement, dated
                     February 12, 1998 among the Registrant, Peasant Holding
                     Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.

4.05 Rights Agreement, dated as of December 15, 1994, between the Registrant and The First National Bank of Boston as
                     Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation of Series A Junior
                     Participating Preferred Stock of the Registrant, as
                     Exhibit B thereto the form of Rights Certificate and as Exhibit C thereto the Summary of Rights to Purchase
                     Preferred Stock. (5)

10.01 +              Morton's of Chicago, Inc. Profit Sharing and Cash
                     Accumulation Plan as Amended Effective January 1,
                     1989. (4)

10.02                Commercial Lease, between American National Investor
                     Services, Inc. and Morton's of Chicago, Inc., dated
                     October 15, 1992, relating to the executive offices of Morton's located at 350 West Hubbard Street, Chicago,
                     Illinois. (2)

10.03                Shareholders Agreement, dated January 1, 1990, among
                     Stephan D. Nygren, Robert A. Amick, the Registrant and
                     Peasant Holding Corp. (1)

  Exhibit
  Number     Page                   Document
-----------  -----                 ----------
10.04                Commercial Lease, between X-Cell Realty Associates and the
                     Registrant, dated January 18, 1994 relating to the
                     executive offices of the Registrant located at 3333 New
                     Hyde Park Road, Suite 210, New Hyde Park, New York
                     11042. (3)

10.05 +              Amended and Restated Employment Agreement, dated as of
                     February 1,1997, between the Registrant and William L.
                     Hyde, Jr. (13)

10.06 (a)            Commercial Lease Commitment, dated February 7, 1994,
                     between BancBoston Leasing Inc. and the Registrant relating to restaurant equipment. (3)

      (b)            Commercial Lease Commitment, dated August 30, 1994, between
                     General Electric Capital Corporation and the Registrant relative to restaurant equipment. (4)


      (c) Commercial Lease Commitment, dated February 14, 1995, between BancBoston Leasing Inc. and the Registrant relating to restaurant equipment. (4)

      (d)            Commercial Lease Commitment, dated May 26, 1995, between
                     ATEL Leasing Corporation and the Registrant relating to restaurant equipment. (8)

10.07 + Employment Agreement, dated as of January 31, 1994, between the Registrant and Allen J. Bernstein. (6)

10.08 (a)+           Change of Control Agreement, dated December 15, 1994,
                     between the Registrant and Allen J. Bernstein. (4)

      (b) + Change of Control Agreement, dated December 15, 1994, between the Registrant and William L. Hyde, Jr. (4)

      (c) + Change of Control Agreement, dated December 15, 1994, between the Registrant and Thomas J. Baldwin. (4)

10.09 + Second Amended and Restated Employment Agreement, dated as of February 28, 1995, between the Registrant and Allen J.
                     Bernstein. (4)

10.10 +              Quantum Restaurant Group, Inc. Stock Option Plan. (9)

10.11 Stock Purchase Agreement, dated as of December 31, 1996, by and among Peasant Holding Corp., Morton's Restaurant Group,
                     Inc., and MRI Acquisition Corporation. (12)

10.12 Stock Purchase Agreement, dated as of December 31, 1996, by and among Peasant Holding Corp., Morton's Restaurant Group,
                     Inc., and PRI Acquisition Corporation. (12)

10.13                Promissory Note, dated March 4, 1997, between CNL Financial
                     I, Inc., as Lender, and Morton's of Chicago, Inc. (13)

10.14 +              Termination and Release Agreement, dated September 18, 1997 between the Registrant and William L. Hyde, Jr. (15)

  Exhibit
  Number     Page                   Document
-----------  -----                 ----------
10.15                Commercial Mortgage Commitment, dated August 4, 1997,
                     between Franchise Finance Corporation of America and the
                     Registrant relating to mortgage financing.

13.01 Registrant's Annual Report to Stockholders for the year ended December 28, 1997. Except for the portions thereof which are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed
                     "filed" as part of this report.

21.01                Subsidiaries of the Registrant.

23.01 Independent Auditors' consent to the incorporation by reference in the Company's Registration Statement on Form S-8 of the independent auditors' report included in the Company's Annual Report to Stockholders.

27.00                Financial Data Schedule

      (1)            Included as an exhibit to the Registrant's Registration
                     Statement on Form S-1 (No. 33-45738) and incorporated by reference.

      (2) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference.

      (3) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference.

      (4) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 1, 1995 and incorporated by reference.

      (5) Included as an exhibit to the Registrant's Form 8-K dated on December 15, 1994 and incorporated by reference.

      (6) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated October 2, 1994.

      (7) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated July 2, 1995.

      (8) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated October 1, 1995.

      (9) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

     (10) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 1996.

     (11) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 30, 1996.

  Exhibit
  Number     Page                   Document
-----------  -----                 ----------
     (12)            Included as an exhibit to the Registrant's Form 8-K, dated
                     January 6, 1996.

     (13) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 29, 1996 and incorporated by reference.

     (14) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 29, 1997.

     (15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated September 28, 1997.

       + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to the Registrant's
                     Annual Report on Form 10-K pursuant to Item 14 (a)(3) of this Form 10-K.

                                      24