Form 10-Q
period 1998-03-29
MORTONS RESTAURANT GROUP INC
filed 1998-05-12
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended          March 29, 1998
                                        ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                                 ---------------------        ------------------

Commission file number           1-12692
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 5, 1998, the registrant had 6,640,240 Shares of its Common Stock, $.01 par value, issued and outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX




 Part I - Financial Information                                                                  Page
 ------------------------------                                                                  ----

 Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 29, 1998 and December 28, 1997                          3-4

   Consolidated Statements of Income for the three month periods ended
     March 29, 1998 and March 30, 1997                                                               5

   Consolidated Statements of Cash Flows for the three month periods ended March 29, 1998
     and March 30, 1997                                                                              6

   Notes to Consolidated Financial Statements                                                      7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                        9-12

 Part II - Other Information
 ---------------------------

 Item 1.  Legal Proceedings                                                                         13

 Item 4.  Submission of Matters to a Vote of Stockholders                                           13

 Item 6.  Exhibits and Reports on Form 8-K                                                          13


 Signatures                                                                                         14





Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)



                                                                         March 29,           December 28,
                                                                            1998                 1997
                                                                            ----                 ----
                                                                                    (unaudited)
     Assets
     ------
Current assets:
     Cash and cash equivalents                                              $   2,276            $  3,437
     Accounts receivable                                                        1,905               1,669
     Inventories                                                                5,345               5,420
     Landlord construction receivables, prepaid expenses and other
        current assets                                                          2,345               3,226
     Deferred income taxes                                                      5,180               4,890
                                                                              -------              ------

           Total current assets                                                17,051              18,642
                                                                               ------              ------

Property and equipment, at cost:
     Furniture, fixtures and equipment                                         20,101              19,169
     Leasehold improvements                                                    22,360              21,876
     Construction in progress                                                   2,596                  46
                                                                              -------           ---------
                                                                               45,057              41,091
     Less accumulated depreciation and amortization                             7,118               6,449
                                                                              -------             -------
           Net property and equipment                                          37,939              34,642
                                                                               ------              ------

Intangible assets, net of accumulated amortization of $3,559 at
     March   29, 1998 and $3,458 at December 28, 1997                          12,436              12,537
Other assets and deferred expenses, net of accumulated
     amortization of $2,339 at March 29, 1998 and $3,901 at
     December 28, 1997                                                         10,744              11,902
Deferred income taxes                                                           3,342               4,220
                                                                              -------              ------
                                                                             $ 81,512            $ 81,943
                                                                              -------              ------
                                                                              -------              ------



                                                                     (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                                         March 29,         December 28,
                                                                            1998              1997
                                                                            ----              ----
                                                                                  (unaudited)
     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
     Accounts payable                                                       $    5,679            $  6,159
     Accrued expenses                                                           10,935              14,629
     Accrued income taxes                                                          628                 656
                                                                               --------            -------

             Total current liabilities                                          17,242              21,444

Bank debt                                                                       25,837              24,931
Other liabilities                                                                6,852               7,013
                                                                               --------            -------

             Total liabilities                                                  49,931              53,388
                                                                                -------            -------


Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.  Authorized 3,000,000
        shares, no shares issued or outstanding                                  -                  -
     Common stock,  $.01 par value per share.  Authorized
       25,000,000 shares, issued and outstanding 6,636,915 shares at
         March 29, 1998 and 6,604,565 shares at December 28, 1997                   66                  66
     Nonvoting common stock, $.01 par value per share.  Authorized
       3,000,000 shares, no shares issued or outstanding                         -                  -
     Additional paid-in capital                                                 62,562              62,214
     Accumulated deficit                                                       (31,047)            (33,725)
                                                                               --------            --------

           Total stockholders' equity                                           31,581              28,555
                                                                              ---------           --------

                                                                            $   81,512          $   81,943
                                                                              ---------           --------
                                                                              ---------           --------


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)


                                                             Three Months Ended
                                                          March 29,       March 30,
                                                            1998            1997
                                                            ----            ----
                                                               (unaudited)


Revenues                                                 $  47,710        $  46,534


Food and beverage costs                                     16,396           15,945
Restaurant operating expenses                               20,042           20,284
Depreciation, amortization and other non-cash charges        2,485            2,087
General and administrative expenses                          3,409            3,690
Marketing and promotional expenses                           1,227            1,107
Interest expense, net                                          580              620
                                                           -------          -------

          Income before income taxes                         3,571            2,801

Income tax expense                                             893              700
                                                           -------          -------

         Net income                                      $   2,678        $   2,101
                                                           -------          -------
                                                           -------          -------

Net income per share:
         Basic                                           $    0.41        $    0.33
                                                           -------          -------
                                                           -------          -------
         Diluted                                         $    0.39        $    0.31
                                                           -------          -------
                                                           -------          -------
Weighted average shares outstanding:
         Basic                                               6,606            6,452
                                                           -------          -------
                                                           -------          -------
         Diluted                                             6,894            6,827
                                                           -------          -------
                                                           -------          -------


      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                              Three Months Ended
                                                                         March 29,          March 30,
                                                                            1998              1997
                                                                            ----              ----
                                                                                 (unaudited)
Cash flows from operating activities:
     Net income                                                           $ 2,678            $ 2,101
     Adjustments to reconcile net income to net cash provided
        by operating activities:
     Depreciation, amortization and other non-cash charges                  2,485              2,087
     Deferred income taxes                                                    588                757
     Change in assets and liabilities:
         Accounts receivable                                                 (236)               354
         Inventories                                                           75               (447)
         Prepaid expenses and other assets                                    845             (1,970)
         Accounts payable, accrued expenses and other liabilities          (4,936)              (855)
         Accrued income taxes                                                 (28)              (248)
                                                                          --------            -------
              Net cash provided by operating activities                     1,471              1,779
                                                                            -----              -----

Cash flows from investing activities:
     Purchases of property and equipment, net                              (3,439)            (2,384)
     Payments for pre-opening costs, licenses and other deferred expenses    (350)              (741)
     Proceeds from sale of Mick's and Peasant restaurants                   -                  4,308
                                                                           -------           -------
              Net cash provided (used) by investing activities             (3,789)             1,183
                                                                           -------            ------

Cash flows from financing activities:
     Principal reduction on bank debt                                        (691)            (7,600)
     Proceeds from bank debt                                                1,500              4,397
     Net proceeds from issuance of stock                                      348                 53
                                                                          -------            -------

              Net cash provided (used) by financing activities              1,157             (3,150)
                                                                           ------            --------

Net decrease in cash and cash equivalents                                  (1,161)              (188)

Cash and cash equivalents at beginning of period                            3,437              2,276
                                                                           ------            -------

Cash and cash equivalents at end of period                                $ 2,276           $  2,088
                                                                           ------            -------
                                                                           ------            -------


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        March 29, 1998 and March 30, 1997

1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc., formerly known as Quantum Restaurant Group, Inc., (the "Company") for the fiscal year ended December 28, 1997, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 26, 1998.

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

               The Company uses a fiscal year which consists of 52 weeks. Approximately every six or seven years, a 53rd week will be added.

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $627,000 and $555,000, and income taxes of approximately $324,000 and $542,000, for the three months ended March 29, 1998 and March 30, 1997, respectively. During the first quarter of fiscal 1998 and 1997, the Company entered into capital lease arrangements of approximately $571,000 and $140,000, respectively, for restaurant equipment.

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

               The following represents the combined results of operations for Mick's and Peasant for the periods ended March 29, 1998 and March 30, 1997. Interest expense was not allocated.


                                                                    Three Months Ended
                                                           March 29, 1998 March 30, 1997 (1)
                                                           ---------------------------------
                                                         (amounts in thousands, unaudited)

Revenues                                                 $      -                   $   5,723

Food and beverage costs                                         -                       1,702
Restaurant operating expense                                    -                       3,449
Depreciation, amortization and other non-cash charges           -                           6
General and administrative expenses                             -                         432
Marketing and promotional expenses                              -                         101
                                                           ----------                --------
         Income before income taxes                      $      -                   $      33
                                                           ----------                --------
                                                           ----------                --------

(1) Includes the Atlanta-based Mick's and Peasant restaurants through February 6, 1997, the date of sale, as discussed below, and the five remaining non-Atlanta Mick's restaurants which the Company sold, closed or otherwise disposed of during fiscal 1997.

         Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants, however, most of the interest received related to the majority of the restaurants located mainly in the Atlanta area. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicated that it would be less costly to close such restaurants in an orderly fashion, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During the first quarter of fiscal 1997, restaurant occupancy expense of approximately $343,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs. During fiscal 1997, the remaining seven Mick's restaurants were sold, closed or otherwise disposed of. At March 29, 1998 and December 28, 1997, included in "Accrued expenses" in the accompanying consolidated balance sheet is approximately $515,000 and $788,000 representing the remaining lease disposition liabilities related to the closing of these restaurants.

         On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. In connection with the sale, the Remaining Restaurants were transferred to another subsidiary of the Company. Pursuant to these agreements, MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant which, on April 6, 1998, was exchanged for a 19.9% interest in Atlanta Dining Group, Inc., parent of Mick's and Peasant. The unsecured promissory notes and the 19.9% interest in Mick's and Peasant were recorded at their estimated fair values on the date of the sale of approximately $2,200,000 and are included in "Other assets and deferred expenses" in the accompanying consolidated balance sheets at March 29, 1998 and December 28, 1997. In conjunction with the sale, the Company recorded a fiscal 1996 fourth quarter charge of $11,500,000 to write-down the Atlanta-based restaurants to their net realizable values based on the fair value of the consideration received, accrue for the various expenses related to the closing of such sale and to write-off two restaurants which were not part of the sale, both of which were disposed of in fiscal 1997.

         4) The Company is involved in various legal actions. See "Part II Other Information, Item 1. Legal Proceedings" on page 13 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

       The following table represents the unaudited combined results of operations for Morton's Restaurant Group, Morton's of Chicago Steakhouses (Morton's) and Bertolini's Authentic Trattorias (Bertolini's), excluding Mick's Restaurants, Inc. (Mick's) and The Peasant Restaurants, Inc. (Peasant). As discussed in Note 3 to the accompanying consolidated financial statements, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants on February 6, 1997 and closed, sold, or otherwise disposed of all other remaining Mick's and Peasant restaurants during fiscal 1997.

     Morton's Restaurant Group, Inc., Morton's and Bertolini's (excluding Mick's and Peasant):


                                                                     Three Months Ended
                                                            March 29, 1998        March 30, 1997
                                                            --------------        --------------
                                                                     (amounts in thousands)
Revenues                                                          $47,710                $40,811

Food and beverage costs                                            16,396                 14,243
Restaurant operating expenses                                      20,042                 16,835
Depreciation, amortization and other non-cash charges               2,485                  2,081
General and administrative expenses                                 3,409                  3,258
Marketing and promotional expenses                                  1,227                  1,006
Interest expense, net                                                 580                    620
                                                                ---------              ---------
          Income before income taxes                            $   3,571              $   2,768
                                                                ---------              ---------
                                                                ---------              ---------

       The following represents the unaudited combined results of operations for Mick's and Peasant. Interest expense was not allocated to Mick's and Peasant.

                         Mick's and Peasant Restaurants:

                                                                        Three Months Ended
                                                            March 29, 1998        March 30, 1997
                                                            --------------        --------------
                                                                     (amounts in thousands)
Revenues                                                      $      -                 $ 5,723

Food and beverage costs                                              -                   1,702
Restaurant operating expenses                                        -                   3,449
Depreciation, amortization and other non-cash charges                -                       6
General and administrative expenses                                  -                     432
Marketing and promotional expenses                                   -                     101
                                                              -------------         ----------
          Income before income taxes                          $      -              $       33
                                                              -------------         ----------
                                                              -------------         ----------


         Revenues increased $1.2 million, or 2.5%, to $47.7 million for the three month period ended March 29, 1998, from $46.5 million during the comparable 1997 period. Revenues from Morton's and Bertolini's increased $6.9 million, or 16.9%, to $47.7 million for the three month period ended March 29, 1998, from $40.8 million during the comparable 1997 period. Of the increase in Morton's and Bertolini's revenues, $5.5 million was attributable to incremental restaurant revenues from eight new restaurants opened after December 30, 1996 and $1.9 million, or 4.8%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 2.1%. Included in 1997 first quarter revenues is approximately $0.5 million of investment income. As stated in Note 3, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants on February 6, 1997, and all remaining Mick's and Peasant restaurants were disposed of during fiscal 1996 and 1997. Revenues for the Mick's and Peasant restaurants were approximately $5.7 million in the first quarter of fiscal 1997.

         Percentage changes in comparable restaurant revenues for the three month period ended March 29, 1998 versus March 30, 1997 for restaurants open all of both periods are as follows:

                               Three Months
                          Ended March 29, 1998
                             Percentage Change
                             -----------------

          Morton's                   4.8%
          Bertolini's                4.6%
          Total                      4.8%

        Food and beverage costs increased from $15.9 million for the three month period ended March 30, 1997 to $16.4 million for the three month period ended March 29, 1998. Food and beverage costs excluding all Mick's and Peasant restaurants increased by $2.2 million to $16.4 million for the three month period ended March 29, 1998 from $14.2 million recorded for the three month period ended March 30, 1997. These costs as a percentage of revenues decreased 0.5% for the three month period. As a result of the disposition of Mick's and Peasant as discussed in Note 3, there was a reduction of approximately $1.7 million in the three month period ended March 29, 1998 compared to the corresponding 1997 period.

        Restaurant operating expenses which include labor, occupancy and other operating expenses decreased from $20.3 million for the three month period ended March 30, 1997 to $20.0 million for the three month period ended March 29, 1998, a decrease of $0.3 million. Restaurant operating expenses excluding all Mick's and Peasant restaurants increased from $16.8 million for the three month period ended March 30, 1997 to $20.0 million for the comparable 1998 period. Those costs as a percentage of revenues increased 0.8% from 41.2% for the three month period ended March 30, 1997 to 42.0% for the three month period ended March 29, 1998. Offsetting the increase in total restaurant operating expenses was a reduction of approximately $3.4 million during the three month period ended March 29, 1998 versus the comparable 1997 period due to the disposition of Mick's and Peasant restaurants as discussed in Note 3.

        Depreciation, amortization and other non-cash charges increased from $2.1 million for the three month period ended March 30, 1997 to $2.5 million for the three month period ended March 29, 1998 and increased from 4.5% of revenues to 5.2%, respectively. Pre-opening costs associated with the opening of new restaurants are amortized over the 12 months following opening. The timing of restaurant openings affects the amount of such costs amortized.

        General and administrative expenses for the three month period ended March 29, 1998 were $3.4 million, which decreased from $3.7 million for the three month period ended March 30, 1997. General and administrative expenses excluding all Mick's and Peasant restaurants increased $0.1 million from $3.3 million for the three month period ended March 30, 1997 to $3.4 million for the comparable 1998 period. The increase in such expense is driven by incremental costs associated with increased restaurant development. Such costs as a percentage of revenues were 7.1% for the three month period ended March 29, 1998, a decrease of 0.9% from the three month period ended March 30, 1997. General and administrative expenses relating to the Mick's and Peasant restaurants decreased
$0.4 million during the three month period ended March 29, 1998 versus the comparable 1997 period as a result of the disposition of Mick's and Peasant restaurants as discussed in Note 3.

        Marketing and promotional expenses were $1.2 million for the three month period ended March 29, 1998 and $1.1 million for the three month period ended March 30, 1997. Marketing and promotional expenses excluding Mick's and Peasant were $1.2 million, or 2.6% of revenues for the three months ended March 29, 1998, as compared to $1.0 million, or 2.5% of revenues, for the comparable 1997 period. The increase is driven by incremental costs associated with increased restaurant development. Mick's and Peasant marketing and promotional expenses were $0.1 million during the three month period ended March 30, 1997.

        Interest expense, net of interest income, remained constant at $0.6 million for the three month periods ended March 29, 1998 and March 30, 1997.

        Income tax expense of $0.9 million for the three month period ended March 29, 1998 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1998, as well as state income taxes.

Liquidity and Capital Resources

        In the past, the Company has had, and may have in the future, negative working capital balances. The Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories are used for noncurrent capital expenditures and or payments of long-term debt balances under revolving credit agreements.

         The Company and BankBoston, N.A. (formerly The First National Bank of Boston) ("BBNA") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (collectively the "Credit Agreement"), pursuant to which the Company's credit facility is $32,500,000, consisting of a $15,000,000 term loan (the "Term Loan") and a $17,500,000 revolving credit facility (the "Revolving Credit"). The final maturity date is December 31, 2002. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At March 29, 1998, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 1.75% on Eurodollar Rate loans. BBNA has syndicated portions of the Term Loan and Revolving Credit of the Credit Agreement.

         As of March 29, 1998 and December 28, 1997, the Company had outstanding borrowings of $23,550,000 and $22,700,000, respectively, under the Credit Agreement. At March 29, 1998, $230,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $8,720,000. The weighted average interest rate on all bank borrowings on March 29, 1998 was 7.41%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

         The availability under the Credit Agreement is scheduled to reduce by $1,000,000 on June 30, 1999 and thereafter principal installments on the Term Loan of $1,000,000 each will be due at the end of each calendar quarter through December 31, 2002. The Revolving Credit will be payable in full on December 31, 2002. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the

Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to March 29, 1998 amount to $0 in 1998, $3,000,000 in 1999, $4,000,000 in 2000, $4,000,000 in 2001 and
$12,550,000 in 2002. As stated in Note 3 to the accompanying consolidated financial statements, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants in fiscal 1997. Net cash proceeds from the sale were used to reduce the Company's Revolving Credit.

         The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of March 29, 1998, the Company believes it was in compliance with such covenants.

         On April 7, 1998, the Company entered into an interest rate swap agreement with BBNA on a notional amount of $10,000,000. The term of the agreement is for three years and may be extended for an additional two years at the option of BBNA.

         In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan"), which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. Proceeds from the CNL loan were used to reduce the Company's Revolving Credit. At March 29, 1998, the outstanding principal balance of the CNL loan was approximately $2,354,000, of which approximately $67,000 is payable within the next fiscal year and therefore has been included in "Accrued expenses" in the accompanying consolidated balance sheet as of March 29, 1998.

        During the first three months of fiscal 1998, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $3.8 million. The Company estimates that it will expend up to an aggregate of $15.0 million in 1998 to finance ordinary refurbishment of existing restaurants and pre-opening costs and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease and mortgage financing agreements with several financial institutions of which approximately $18.8 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion.

New Accounting Pronouncement
----------------------------

        In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was issued. The SOP requires that costs incurred during start-up activities (including pre-opening costs) be expensed as incurred. The Company will adopt the SOP in the first quarter of fiscal 1999. Since the Company currently amortizes pre-opening costs over the twelve months following the underlying restaurant's opening, the impact of adopting this pronouncement will be dependent upon the amount of unamortized start-up costs at the date of adoption.

Forward-Looking Statements
--------------------------

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

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part II  -  Other Information
-------  -  -----------------

Item 1.  Legal Proceedings

         An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorneys' fees and costs. The case was subsequently removed to the US District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the US District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a 1997 fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000, punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. The Company intends to vigorously contest and appeal the judgment when entered.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         4.04(k)    Letter Agreement, dated April 6, 1998, among
                    BankBoston, N.A. and the Registrant regarding an Extendible Swap Transaction.

         27.0       Financial Data Schedule

         27.10      Financial Data Schedule -- 1997 Restated

         27.20      Financial Data Schedule -- 1996 Restated

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MORTON'S RESTAURANT GROUP, INC.
                                          (Registrant)



Date        May 12, 1998                  By:    /s/ ALLEN J. BERNSTEIN
----        ------------                         ----------------------
                                                Allen J. Bernstein
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Date        May 12, 1998                  By:    /s/ THOMAS J. BALDWIN
         ---------------------------            ---------------------
                                                Thomas J. Baldwin
                                                Executive Vice President
                                                and Chief Financial Officer

                                INDEX TO EXHIBITS




    The following is a list of all exhibits filed as part of this report.
       Exhibit
       Number     Page  Document
       ------     ----  --------

       4.04 (k) Letter Agreement, dated April 6, 1998, among BankBoston, N.A. and the Registrant regarding an Extendible Swap Transaction.

       27.00            Financial Data Schedule

       27.10            Financial Data Schedule -- 1997 Restated

       27.20            Financial Data Schedule -- 1996 Restated