Form 10-Q
period 1998-06-28
MORTONS RESTAURANT GROUP INC
filed 1998-08-12
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  June 28, 1998
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------------

Commission file number                     1-12692
                      ---------------------------------------------------------

                         MORTON'S RESTAURANT GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  13-3490149
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
 incorporation or organization)

3333 New Hyde Park Road, Suite 210, New Hyde Park, New York          11042
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)

                                  516-627-1515
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 5, 1998, the registrant had 6,652,090 shares of its Common Stock, $.01 par value, issued and outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                                                         Page
------------------------------                                                                         ----
 Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 28, 1998 and December 28, 1997                                3-4

   Consolidated Statements of Income for the three and six month periods ended
     June 28, 1998 and June 29, 1997                                                                     5

   Consolidated Statements of Cash Flows for the six month periods ended June 28, 1998
     and June 29, 1997                                                                                   6

   Notes to Consolidated Financial Statements                                                           7-9

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                             10-15

 Part II - Other Information

 Item 1.  Legal Proceedings                                                                              16

 Item 4.  Submission of Matters to a Vote of Stockholders                                                16

 Item 6.  Exhibits and Reports on Form 8-K                                                               16


 Signatures                                                                                              17


Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)


                                                                                          June 28,               December 28,
                                                                                            1998                     1997
                                                                                            ----                     ----
                                                                                                     (unaudited)
     Assets
Current assets:
     Cash and cash equivalents                                                               $  1,419            $  3,437
     Accounts receivable                                                                        1,375               1,669
     Inventories                                                                                5,544               5,420
     Landlord construction receivables, prepaid expenses and other
       current assets                                                                           2,740               3,226
     Deferred income taxes                                                                      5,232               4,890
                                                                                              -------               -----
           Total current assets                                                                16,310              18,642

Property and equipment, at cost:
     Furniture, fixtures and equipment                                                         20,694              19,169
     Leasehold improvements                                                                    23,068              21,876
     Land                                                                                       1,540                -
     Construction in progress                                                                   2,724                  46
                                                                                              -------           ---------
                                                                                               48,026              41,091
     Less accumulated depreciation and amortization                                             7,837               6,449
                                                                                              -------             -------
           Net property and equipment                                                          40,189              34,642
                                                                                               ------              ------

Intangible assets, net of accumulated amortization of $3,659 at
     June 28, 1998 and $3,458 at December 28, 1997                                             12,336              12,537
Other assets and deferred expenses, net of accumulated
     amortization of $3,520 at June 28, 1998 and $3,901 at
     December 28, 1997                                                                         10,667              11,902
Deferred income taxes                                                                           2,482               4,220
                                                                                               ------             -------
                                                                                              $81,984            $ 81,943
                                                                                               ------             -------
                                                                                               ------             -------


                                                                   (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)


                                                                                             June 28,             December 28,
                                                                                               1998                   1997
                                                                                               -----                  ----
                                                                                                        (unaudited)
     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                                           $  5,160            $  6,159
     Accrued expenses                                                                              9,034              13,210
     Current portion of bank debt and capital lease obligations                                    1,640               1,419
     Accrued income taxes                                                                            511                 656
                                                                                                ---------           --------
             Total current liabilities                                                            16,345              21,444

Bank debt                                                                                         25,320              24,931
Capital lease obligations                                                                          3,050               3,739
Other liabilities                                                                                  3,472               3,274
                                                                                                 --------            -------
             Total liabilities                                                                    48,187              53,388
                                                                                                  -------            -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.  Authorized 3,000,000
       shares, no shares issued or outstanding                                                      -                   -
     Common stock,  $.01 par value per share.  Authorized
       25,000,000 shares, issued and outstanding 6,651,840 shares at
       June 28, 1998 and 6,604,565 shares at December 28, 1997                                        67                  66
     Nonvoting common stock, $.01 par value per share.  Authorized
       3,000,000 shares, no shares issued or outstanding                                            -                   -
     Additional paid-in capital                                                                   62,697              62,214
     Cumulative foreign currency translation adjustment                                              (73)              -
     Accumulated deficit                                                                         (28,894)            (33,725)
                                                                                                 --------            --------

           Total stockholders' equity                                                             33,797              28,555
                                                                                                ---------           --------

                                                                                                $ 81,984            $ 81,943
                                                                                                ---------           --------
                                                                                                ---------           --------


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)


                                                                          Three Months Ended               Six Months Ended
                                                                        June 28,       June 29,         June 28,       June 29,
                                                                          1998           1997             1998           1997
                                                                          ----           ----             ----           ----
                                                                               (unaudited)                    (unaudited)
Revenues                                                               $  45,604       $  41,061      $  93,315       $  87,595


Food and beverage costs                                                   15,530          14,226         31,927          30,171
Restaurant operating expenses                                             19,840          17,896         39,882          38,180
Depreciation, amortization and other non-cash charges                      2,128           1,826          4,614           3,913
General and administrative expenses                                        3,407           3,202          6,816           6,892
Marketing and promotional expenses                                         1,226             975          2,453           2,082
Interest expense, net                                                        602             589          1,182           1,209
                                                                         -------        --------        -------        --------

          Income before income taxes                                       2,871           2,347          6,441           5,148

Income tax expense                                                           718             587          1,610           1,287
                                                                         -------        --------        -------        --------

         Net income                                                    $   2,153       $   1,760      $   4,831       $   3,861
                                                                         -------        --------        -------        --------
                                                                         -------        --------        -------        --------

Net income per share:
         Basic                                                        $     0.32      $     0.27     $     0.73      $     0.60
                                                                         -------        --------        -------        --------
                                                                         -------        --------        -------        --------
         Diluted                                                      $      0.31     $     0.26     $     0.70      $     0.56
                                                                         -------        --------        -------        --------
                                                                         -------        --------        -------        --------

Weighted average shares outstanding:
          Basic                                                            6,644           6,476          6,625           6,464
                                                                         -------        --------        -------        --------
                                                                         -------        --------        -------        --------
           Diluted                                                         6,956           6,844          6,925           6,838
                                                                         -------        --------        -------        --------
                                                                         -------        --------        -------        --------


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)


                                                                                               Six Months Ended
                                                                                         June 28,           June 29,
                                                                                           1998               1997
                                                                                          ------             -----
                                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                                           $ 4,831            $ 3,861
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation, amortization and other non-cash charges                                  4,614              3,913
     Deferred income taxes                                                                  1,396              1,024
     Change in assets and liabilities:
         Accounts receivable                                                                  296                  2
         Inventories                                                                         (123)              (388)
         Prepaid expenses and other assets                                                     42             (2,255)
         Accounts payable, accrued expenses and other liabilities                          (6,222)            (2,008)
         Accrued income taxes                                                                (145)              (274)
                                                                                           -------            -------
              Net cash provided by operating activities                                     4,689              3,875
                                                                                           -------          --------

Cash flows from investing activities:
     Purchases of property and equipment, net                                              (4,939)            (3,438)
     Payments for start-up costs, licenses and other deferred expenses                     (1,050)            (1,966)
     Proceeds from sale of Mick's and Peasant restaurants                                   -                  4,308
                                                                                           -------            -------
              Net cash used by investing activities                                        (5,989)            (1,096)
                                                                                           -------           --------

Cash flows from financing activities:
     Principal reduction on bank debt                                                      (2,635)            (7,624)
     Proceeds from bank debt                                                                1,500              4,850
     Net proceeds from issuance of stock                                                      484                253
                                                                                          --------          --------
              Net cash used by financing activities                                          (651)            (2,521)
                                                                                          --------           --------

Effect of exchange rate changes on cash                                                       (67)             -
                                                                                         ---------        ------

Net increase (decrease) in cash and cash equivalents                                       (2,018)               258

Cash and cash equivalents at beginning of period                                            3,437              2,276
                                                                                           -------            -------

Cash and cash equivalents at end of period                                               $  1,419           $  2,534
                                                                                           -------            -------
                                                                                           -------            -------


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         June 28, 1998 and June 29, 1997

1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc., (the "Company") for the fiscal year ended December 28, 1997, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 26, 1998.

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,155,000 and $965,000, and income taxes of approximately $351,000 and $835,000, for the six months ended June 28, 1998 and June 29, 1997, respectively. During the first six months of fiscal 1998 and 1997, the Company entered into capital lease arrangements of approximately $571,000 and $777,000, respectively, for restaurant equipment. Also during the second quarter of fiscal 1998, the Company entered into mortgage financing of $1,500,000 for the purchase of land.

3) As described below, on February 6, 1997, the Company completed the sale of its Atlanta-based Mick's Restaurants, Inc. ("Mick's") and The Peasant Restaurants, Inc. ("Peasant"). Effective January 2, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("Statement 121"). During the second quarter of fiscal 1995, the Company had approved a plan for the sale of Mick's and The Peasant.

         The following represents the combined results of operations for Mick's and Peasant for the periods ended June 28, 1998 and June 29, 1997. Interest expense was not allocated.


                                                                                   Six Months Ended
                                                                          June 28, 1998            June 29, 1997 *
                                                                          -------------            -------------
                                                                            (amounts in thousands, unaudited)
Revenues                                                                       $ -                   $  7,181

Food and beverage costs                                                          -                      2,151
Restaurant operating expense                                                     -                      4,320
Depreciation, amortization and other non-cash charges                            -                          6
General and administrative expenses                                              -                        477
Marketing and promotional expenses                                               -                        123
                                                                          ------------             ----------

         Income before income taxes                                      $      -                 $       104
                                                                          ------------             ----------
                                                                          ------------             ----------


-----------------

         *Includes the Atlanta-based Mick's and Peasant restaurants through February 6, 1997, the date of sale, as discussed below, and the five remaining non-Atlanta Mick's restaurants which the Company sold, closed or otherwise disposed of during fiscal 1997.

         Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants, however, most of the interest received related to the majority of the restaurants located mainly in the Atlanta area. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicated that it would be less costly to close such restaurants in an orderly fashion, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During the first six months of fiscal 1998 and 1997, restaurant occupancy expense of approximately $390,000 and $647,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs, respectively. During fiscal 1997, the remaining seven Mick's restaurants were sold, closed or otherwise disposed of. At June 28, 1998 and December 28, 1997, included in "Accrued expenses" in the accompanying consolidated balance sheet is approximately $503,000 and $788,000 representing the remaining lease disposition liabilities related to the closing of these restaurants.

         On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. In connection with the sale, the Remaining Restaurants were transferred to another subsidiary of the Company. Pursuant to these agreements, MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant which, on April 6, 1998 was exchanged for a 19.9% interest in Atlanta Dining Group, Inc., parent of Mick's and Peasant. The unsecured promissory notes and the 19.9% interest in Mick's and Peasant were recorded at their estimated fair values on the date of the sale of approximately $2,200,000 and are included in "Other assets and deferred expenses" in the accompanying consolidated balance sheets at June 28, 1998 and December 28, 1997. In conjunction with the sale, the Company had recorded a fiscal 1996 fourth quarter charge of $11,500,000 to write-down the Atlanta-based restaurants to their net realizable values based on the fair value of the consideration received, accrue for the various expenses related to the closing of such sale and to write-off two restaurants which are not part of the sale, both of which were disposed of in fiscal 1997.

4) In May 1998, the Company opened its first international location in Singapore. Foreign revenues and expenses are translated at average exchange rates and foreign assets and liabilities are translated at period-end exchange rates. Net foreign exchange gains and losses on translation are reported in stockholders' equity.

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". For the three and six months ended June 28, 1998, the change in the cumulative foreign currency translation adjustment was $73,000, which is a component of comprehensive income.

6) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 16 of this Form 10-Q for a discussion of these legal actions.

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

     Morton's Restaurant Group, Inc., Morton's and Bertolini's (excluding Mick's and Peasant):

                                                           Three Months Ended                       Six Months Ended
                                                    June 28, 1998      June 29, 1997        June 28, 1998      June 29, 1997
                                                    -------------      --------------       -------------      -------------
                                                                              (amounts in thousands)
Revenues                                                $45,604             $39,604             $93,315            $80,414

Food and beverage costs                                  15,530              13,778              31,927             28,020
Restaurant operating expenses                            19,840              17,025              39,882             33,860
Depreciation, amortization and other
    non-cash charges                                      2,128               1,826               4,614              3,907
General and administrative expenses                       3,407               3,157               6,816              6,415
Marketing and promotional expenses                        1,226                 953               2,453              1,959
Interest expense, net                                       602                 589               1,182              1,209
                                                    -----------        ------------         -----------      -------------
          Income before income taxes                  $   2,871           $   2,276           $   6,441          $   5,044
                                                    -----------        ------------         -----------      -------------
                                                    -----------        ------------         -----------      -------------


       The following represents the unaudited combined results of operations for Mick's and Peasant. Interest expense was not allocated to Mick's and Peasant.

                         Mick's and Peasant Restaurants:


                                                            Three Months Ended                       Six Months Ended
                                                    June 28, 1998     June 29, 1997        June 28, 1998       June 29, 1997
                                                    -------------     -------------        -------------       -------------
                                                                            (amounts in thousands)
Revenues                                            $     -                $ 1,457        $     -                 $ 7,181

Food and beverage costs                                    -                   448               -                  2,151
Restaurant operating expenses                              -                   871               -                  4,320
Depreciation, amortization and other
     non-cash charges                                      -                 -                   -                      6
General and administrative expenses                        -                    45               -                    477
Marketing and promotional expenses                         -                    22               -                    123
                                                    -------------        ---------        -------------        ----------
          Income before income taxes                 $     -            $       71         $     -            $       104
                                                    -------------        ---------        -------------        ----------
                                                    -------------        ---------        -------------        ----------

         Revenues increased $4.5 million, or 11.1%, to $45.6 million for the three month period ended June 28, 1998, from $41.1 million for the comparable 1997 period. Revenues from Morton's and Bertolini's increased $6.0 million, or 15.1%, to $45.6 million for the three month period ended June 28, 1998, from $39.6 million during the comparable 1997 period. Of the increase in Morton's and Bertolini's revenues, $4.9 million was attributable to incremental restaurant revenues from nine new restaurants opened after December 30, 1996 and $1.1 million, or 3.1%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 0.6%. Revenues for the Mick's and Peasant restaurants were approximately $1.5 million in the second quarter of fiscal 1997.

         Revenues increased $5.7 million, or 6.5%, to $93.3 million for the six month period ended June 28, 1998, from $87.6 million for the comparable 1997 period. Revenues from Morton's and Bertolini's increased $12.9 million, or 16.0%, to $93.3 million for the six month period ended June 28, 1998, from $80.4 million for the comparable 1997 period. Of the increase in Morton's and Bertolini's revenues, $10.4 million was attributable to incremental restaurant revenues from nine new restaurants opened after December 30, 1996 and $3.0 million, or 3.9%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 1.5%. Included in 1997 six month revenues is approximately $0.5 million of investment income. As stated in Note 3, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants on February 6, 1997 and all remaining Mick's and Peasants were disposed of during fiscal 1996 and 1997. Revenues for the Mick's and Peasant restaurants were approximately $7.2 million for the six month period ended June 29, 1997.

         Percentage changes in comparable restaurant revenues for the three and six month periods ended June 28, 1998 versus June 29, 1997 for restaurants open all of both periods are as follows:


                                          Three Months                    Six Months
                                       Ended June 28, 1998            Ended June 28, 1998
                                        Percentage Change              Percentage Change
                                       --------------------           -------------------
          Morton's                            3.9%                           4.4%
          Bertolini's                        -1.2%                           1.7%
          Total                               3.1%                           3.9%


        Food and beverage costs increased from $14.2 million for the three month period ended June 29, 1997 to $15.5 million for the three month period ended June 28, 1998 and increased from $30.2 million for the six month period ended June 29, 1997 to $31.9 million for the six month period ended June 28, 1998. Food and beverage costs, excluding all Mick's and Peasant restaurants, increased by $1.7 million to $15.5 million for the three month period ended June 28, 1998 from $13.8 million recorded for the three month period ended June 29, 1997 and increased by $3.9 million to $31.9 million for the six month period ended June 28, 1998, from $28.0 million for the comparable 1997 period. These costs as a percentage of related revenues decreased 0.7% and 0.6% for the three and six month periods, respectively. As a result of the disposition of Mick's and Peasant as discussed in Note 3, there was a reduction in food and beverage costs of approximately $0.4 million and $2.2 million in the three and six month periods ended June 28, 1998 from the corresponding 1997 periods, respectively.

        Restaurant operating expenses which include labor, occupancy and other operating expenses increased from $17.9 million for the three month period ended June 29, 1997 to $19.8 million for the three month period ended June 28, 1998, an increase of $1.9 million. For the six months ended June 28, 1998, these costs increased from $38.2 million during the 1997 period, to $39.9 million for the comparable 1998 period. Restaurant operating expenses, excluding all Mick's and Peasant restaurants, increased from $17.0 million for the three month period ended June 29, 1997 to $19.8 million for the comparable 1998 period and increased from $33.9 million for the six month period ended June 29, 1997 to $39.9 million for the comparable 1998 period. Those costs, excluding Mick's and Peasant, as a percentage of revenues increased 0.5% from 43.0% for the three month period ended June 29, 1997 to 43.5% for the three month period ended June 28, 1998 and increased 0.6% from 42.1% for the six month period ended June 29, 1997 to 42.7% for the comparable 1998 period. Offsetting the increase in total restaurant operating expenses was a reduction of approximately $0.9 million and $4.3 million during the three and six month periods ended June 28, 1998 versus the comparable 1997 periods, respectively, due to the disposition of Mick's and Peasant restaurants as discussed in Note 3.

        Depreciation, amortization and other non-cash charges increased from $1.8 million for the three month period ended June 29, 1997 to $2.1 million for the three month period ended June 28, 1998 and increased from 4.4% of revenues to 4.7%, respectively. For the six months ended June 28, 1998, such costs were $4.6 million versus $3.9 million for the comparable 1997 period. Pre-opening costs associated with the opening of new restaurants are amortized over the 12 months following opening. The timing of restaurant openings affects the amount of such costs amortized.

        General and administrative expenses for the three month period ended June 28, 1998 were $3.4 million, an increase of $0.2 million, from $3.2 million for the three month period ended June 29, 1997. For the six months ended June 28, 1998, such costs were $6.8 million versus $6.9 million for the comparable 1997 period. General and administrative expenses, excluding all Mick's and Peasant restaurants, increased $0.3 million from $3.1 million for the three month period ended June 29, 1997 to $3.4 million for the comparable 1998 period and increased $0.4 million from $6.4 million for the six month period ended June 29, 1997, to $6.8 million for the comparable 1998 period. Such costs, excluding Mick's and Peasant, as a percentage of revenues were 7.5% for the three month period ended June 28, 1998, a decrease of 0.5% from the three month period ended June 29, 1997 and 7.3% for the six months ended June 28, 1998, a decrease of 0.7% from the six months ended June 29, 1997. The increase in such expense is driven by incremental costs associated with restaurant development. General and administrative expenses relating to Mick's and Peasant restaurants decreased $0.1 million and $0.5 million during the three and six month periods ended June 28, 1998, respectively, versus the comparable 1997 period as a result of the disposition of Mick's and Peasant restaurants as discussed in Note 3.

        Marketing and promotional expenses were $1.2 million, an increase of $0.2 million, and $2.5 million, an increase of $0.5 million, for the three and six month periods ended June 28, 1998, respectively. Marketing and promotional expenses, excluding Mick's and Peasant restaurants, were $1.2 million, or 2.7% of revenues for the three months ended June 28, 1998, as compared to $1.0 million, or 2.4% of revenues, for the comparable 1997 period and were $2.5 million, or 2.6% of revenues for the six months ended June 28, 1998, as compared to $2.0 million, or 2.4% of revenues, for the comparable 1997 period. The increase is driven by incremental costs associated with increased restaurant development. Mick's and Peasant marketing and promotional expenses were $0.02 million and $0.1 million during the three and six month periods ended June 29, 1997.

        Interest expense, net of interest income, remained constant at $0.6 million for the three month periods ended June 28, 1998 and June 29, 1997. For the six month periods ended June 28, 1998 and June 29, 1997, interest expense remained constant at $1.2 million.

        Income tax expense of $1.6 million for the six month period ended June 28, 1998 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1998, as well as state income taxes.

Liquidity and Capital Resources

        In the past, the Company has had, and may have in the future, negative working capital balances. The Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories are used for noncurrent capital expenditures and/or payments of long-term debt balances under revolving credit agreements.

         The Company and BankBoston, N.A. (formerly The First National Bank of Boston) ("BBNA") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (collectively, the "Credit Agreement"), pursuant to which the Company's credit facility is $32,500,000, consisting of a $15,000,000 term loan (the "Term Loan") and a $17,500,000 revolving credit facility (the "Revolving Credit"). The final maturity date is December 31, 2002. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At June 28, 1998, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 1.75% on Eurodollar Rate loans. BBNA has syndicated portions of the Term Loan and Revolving Credit of the Credit Agreement.

         As of June 28, 1998 and December 28, 1997, the Company had outstanding borrowings of $21,650,000 and $22,700,000, respectively, under the Credit Agreement. At June 28, 1998, $230,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $8,720,000. The weighted average interest rate on all bank borrowings on June 28, 1998 was 7.45%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

         The availability under the Credit Agreement is scheduled to reduce by $1,000,000 on June 30, 1999 and thereafter principal installments on the Term Loan of $1,000,000 will be due at the end of each calendar quarter through December 31, 2002. The Revolving Credit will be payable in full on December 31, 2002. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to June 28, 1998 amount to $0 in 1998, $3,000,000 in 1999, $4,000,000 in 2000, $4,000,000 in
2001 and $10,650,000 in 2002. The borrowings under the Company's Credit Agreement have been classified as long-term bank debt on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments due in June 1999. As stated in Note 3 to the accompanying consolidated financial statements, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants in fiscal 1997. Net cash proceeds from the sale were used to reduce the Company's Revolving Credit.

         The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of June 28, 1998, the Company believes it was in compliance with such covenants.

         On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with BBNA on notional amounts of $10,000,000 each. The term of the agreements are for three years and may be extended for an additional two years at the option of BBNA.

         In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. Proceeds from the CNL loan were used to reduce the Company's Revolving Credit. At June 28, 1998 the outstanding principal balance of the CNL Loan was approximately $2,305,000 of which approximately $174,000 is payable within the next fiscal year and therefore has been included in "Current portion of bank debt and capital lease obligations" in the accompanying consolidated balance sheet for the period ended June 28, 1998.

         In May 1998, a subsidiary of the Company and FFCA Acquisition Corporation ("FFCA") entered into a loan agreement to fund the purchase of land and the construction of a Morton's of Chicago restaurant for an amount not exceeding $3,000,000. In May 1998, $1,500,000 was funded for the land purchase and the remainder will be funded upon completion of construction. Interest is accrued on the initial funding at an adjustable rate equal to the London interbank offered rate, adjusted monthly, plus an applicable margin of 2.75%. At June 28, 1998, approximately $16,000 of interest had accrued. Upon the final disbursement, the interest rate will be fixed at a rate of interest equal to the ten year U.S. Treasury Rate then in effect plus 2.75%. Principal and interest payments will be made on a monthly basis over a twenty-year period.

        During the first six months of fiscal 1998, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $6.0 million. The Company estimates that it will expend up to an aggregate of $15.0 million in 1998 to finance ordinary refurbishment of existing restaurants and pre-opening costs and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease and mortgage financing agreements with several financial institutions of which approximately $18.6 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion.

        The Company has entered the international market. A Morton's of Chicago restaurant opened in Singapore in May 1998 and a lease has been signed to open a Morton's of Chicago restaurant in Toronto. Other international opportunities are being investigated.

New Accounting Pronouncements

        In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", was issued. The SOP requires that costs incurred during start-up activities (including pre-opening costs) be expensed as incurred. The Company will adopt the SOP in the first quarter of 1999. Since the Company currently amortizes pre-opening costs over the twelve months following the underlying restaurant's opening, the impact of adopting this pronouncement will be dependent upon the amount of unamortized start-up costs at the date of adoption.

        In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value in the statement of financial position. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption in January 2000.

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

Item 1.  Legal Proceedings

         An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorney's fees and costs. The case was subsequently removed to the US District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the US District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a 1997 fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000, punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. On July 29, 1998, the Court entered judgment in accordance with the jury's verdict. The Company will vigorously contest and appeal the judgment.

        The Company is also involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

Item 4.  Submission of Matters to a Vote of Stockholders

         No matters were submitted to a vote of stockholders during the quarter for which this report was filed.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         4.04 (l) Letter Agreement, dated May 29, 1998, among BankBoston, N.A. and the Registrant regarding an Extendible Swap Transaction.

         4.04 (m) Promissory Note, dated May 14, 1998, among FFCA Acquisition Corporation and Morton's of Chicago/North Miami Beach, Inc., a subsidiary of the Registrant.

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

                                        MORTON'S RESTAURANT GROUP, INC.
                                        ---------------------------------
                                        (Registrant)

Date     August 11, 1998
     ----------------------
                                         By:  /s/ ALLEN J. BERNSTEIN
                                              ---------------------------
                                              Allen J. Bernstein
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Date     August 11, 1998                 By:  /s/ THOMAS J. BALDWIN
     -----------------------                  ---------------------------
                                              Thomas J. Baldwin
                                              Executive Vice President
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS

    The following is a list of all exhibits filed as part of this report.


       Exhibit
       Number       Page      Document
       -------      ----      --------
       4.04 (l)               Letter Agreement, dated May 29, 1998, among BankBoston, N.A. and the
                              Registrant regarding an Extendible Swap Transaction.

       4.04 (m)               Promissory Note, dated May 14, 1998, among FFCA Acquisition Corporation and Morton's of
                              Chicago/North Miami Beach, Inc., a subsidiary of the Registrant.

       27.00                  Financial Data Schedule


