Form 10-Q
period 1998-09-27
MORTONS RESTAURANT GROUP INC
filed 1998-11-10
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  September 27, 1998
                               -------------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                       to
                                --------------------     -----------------------

Commission file number          1-12692
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

As of November 3, 1998, the registrant had 6,547,720 shares of its Common Stock, $.01 par value, issued and outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX



 Part I - Financial Information                                                                       Page
 ------------------------------                                                                       ----
 Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 27, 1998 and December 28, 1997 .....................    3-4

   Consolidated Statements of Income for the three and nine month periods ended
     September 27, 1998 and September 28, 1997 ....................................................     5

   Consolidated Statements of Cash Flows for the nine month periods ended September 27, 1998
     and September 28, 1997 .......................................................................     6

   Notes to Consolidated Financial Statements .....................................................    7-9

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations ........................................................................   10-15

 Part II - Other Information

 Item 1.  Legal Proceedings .......................................................................    16

 Item 4.  Submission of Matters to a Vote of Stockholders .........................................    16

 Item 6.  Exhibits and Reports on Form 8-K ........................................................    16


 Signatures .......................................................................................    17

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)



                                                                    September 27,  December 28,
                                                                         1998         1997
                                                                        -------      -------
                                                                            (unaudited)
     Assets
Current assets:
     Cash and cash equivalents ...................................      $ 2,015      $ 3,437
     Accounts receivable .........................................        2,153        1,669
     Inventories .................................................        5,479        5,420
     Landlord construction receivables, prepaid expenses and other
       current assets ............................................        2,701        3,226
     Deferred income taxes .......................................        5,420        4,890
                                                                        -------      -------
           Total current assets ..................................       17,768       18,642

Property and equipment, at cost:
     Furniture, fixtures and equipment ...........................       21,929       19,169
     Leasehold improvements ......................................       26,782       21,876
     Land ........................................................        3,869         --
     Construction in progress ....................................        1,499           46
                                                                        -------      -------
                                                                         54,079       41,091
     Less accumulated depreciation and amortization ..............        8,815        6,449
                                                                        -------      -------
           Net property and equipment ............................       45,264       34,642
                                                                        -------      -------

Intangible assets, net of accumulated amortization of $3,760 at
     September 27, 1998 and $3,458 at December 28, 1997 ..........       12,235       12,537
Other assets and deferred expenses, net of accumulated
     amortization of $2,933 at September 27, 1998 and $3,901 at
     December 28, 1997 ...........................................       10,859       11,902
Deferred income taxes ............................................        2,040        4,220
                                                                        -------      -------
                                                                        $88,166      $81,943
                                                                        -------      -------
                                                                        -------      -------

                                                                     (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)



                                                                    September 27,  December 28,
                                                                         1998         1997
                                                                        -------      -------
                                                                            (unaudited)
     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ............................................      $ 6,916      $ 6,159
     Accrued expenses ............................................        7,820       13,210
     Current portion of bank debt and capital lease obligations ..        1,704        1,419
     Accrued income taxes ........................................          387          656
                                                                        -------      -------
             Total current liabilities ...........................       16,827       21,444

Bank debt ........................................................       30,022       24,931
Capital lease obligations ........................................        3,073        3,739
Other liabilities ................................................        3,417        3,274
                                                                        -------      -------
             Total liabilities ...................................       53,339       53,388
                                                                        -------      -------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.  Authorized
       3,000,000 shares, no shares issued or outstanding .........         --           --
     Common stock,  $.01 par value per share.  Authorized
       25,000,000 shares, issued and outstanding 6,652,915
       shares at September 27, 1998 and 6,604,565 shares at
       December 28, 1997 .........................................           67           66
     Nonvoting common stock, $.01 par value per share ............
       Authorized 3,000,000 shares, no shares issued or
       outstanding ...............................................         --           --
     Additional paid-in capital ..................................       62,708       62,214
     Cumulative foreign currency translation adjustment ..........          (72)        --
     Accumulated deficit .........................................      (27,876)     (33,725)
                                                                        -------      -------
           Total stockholders' equity ............................       34,827       28,555
                                                                        -------      -------
                                                                        $88,166      $81,943
                                                                        -------      -------
                                                                        -------      -------


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)


                                                             Three Months Ended          Nine Months Ended
                                                           Sept. 27,     Sept. 28,     Sept. 27,    Sept. 28,
                                                             1998          1997          1998         1997
                                                           --------      --------      --------      --------
                                                                 (unaudited)                 (unaudited)
Revenues ............................................      $ 40,886      $ 37,461      $134,201      $125,056


Food and beverage costs .............................        14,005        12,787        45,932        42,958
Restaurant operating expenses .......................        19,021        17,680        58,904        55,860
Depreciation, amortization and other non-cash charges         1,801         1,410         6,415         5,324
General and administrative expenses .................         3,105         2,993         9,921         9,885
Marketing and promotional expenses ..................         1,063           846         3,516         2,928
Interest expense, net ...............................           532           564         1,714         1,772
                                                           --------      --------      --------      --------

          Income before income taxes ................         1,359         1,181         7,799         6,329

Income tax expense ..................................           340           295         1,950         1,582
                                                           --------      --------      --------      --------

         Net income .................................      $  1,019      $    886      $  5,849      $  4,747
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------
Net income per share:
         Basic ......................................      $   0.15      $   0.14      $   0.88      $   0.73
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------
         Diluted ....................................      $   0.15      $   0.13      $   0.84      $   0.69
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------
Weighted average shares outstanding:
         Basic ......................................         6,652         6,515         6,634         6,481
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------
         Diluted ....................................         6,930         6,949         6,927         6,873
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------



      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                               Nine Months Ended
                                                                            Sept. 27,      Sept. 28,
                                                                              1998           1997
                                                                            --------       --------
                                                                                  (unaudited)
Cash flows from operating activities:
     Net income ......................................................      $  5,849       $  4,747
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation, amortization and other non-cash charges ...........         6,415          5,324
     Deferred income taxes ...........................................         1,650          1,283
     Change in assets and liabilities:
         Accounts receivable .........................................          (483)          (650)
         Inventories .................................................           (58)          (370)
         Prepaid expenses and other assets ...........................           113         (3,090)
         Accounts payable, accrued expenses and other liabilities ....        (6,188)        (3,157)
         Accrued income taxes ........................................          (269)          (385)
                                                                            --------       --------
              Net cash provided by operating activities ..............         7,029          3,702
                                                                            --------       --------
Cash flows from investing activities:
     Purchases of property and equipment, net ........................        (8,923)        (6,144)
     Payments for start-up costs, licenses and other deferred expenses        (2,072)        (4,896)
     Proceeds from sale of Mick's and Peasant restaurants ............          --            4,308
                                                                            --------       --------
              Net cash used by investing activities ..................       (10,995)        (6,732)
                                                                            --------       --------
Cash flows from financing activities:
     Principal reduction on bank debt ................................        (4,296)        (7,665)
     Proceeds from bank debt .........................................         6,400         10,200
     Net proceeds from issuance of stock .............................           495            471
                                                                            --------       --------
              Net cash provided by financing activities ..............         2,599          3,006
                                                                            --------       --------

Effect of exchange rate changes on cash ..............................           (55)          --
                                                                            --------       --------

Net decrease in cash and cash equivalents ............................        (1,422)           (24)

Cash and cash equivalents at beginning of period .....................         3,437          2,276
                                                                            --------       --------

Cash and cash equivalents at end of period ...........................      $  2,015       $  2,252
                                                                            --------       --------
                                                                            --------       --------


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    September 27, 1998 and September 28, 1997

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,616,000 and $1,398,000 and income taxes of approximately $797,000 and $954,000, for the nine months ended September 27, 1998 and September 28, 1997, respectively. During the first nine months of fiscal 1998 and 1997, the Company entered into capital lease arrangements of approximately $953,000 and $1,569,000, respectively, for restaurant equipment. Also during the first nine months of fiscal 1998, the Company entered into mortgage financing of $3,000,000 for the purchase of land and construction of a restaurant.

3) As described below, on February 6, 1997, the Company completed the sale of its Atlanta-based Mick's Restaurants, Inc. ("Mick's") and The Peasant Restaurants, Inc. ("Peasant"). Effective January 2, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("Statement 121"). During the second quarter of fiscal 1995, the Company had approved a plan for the sale of Mick's and Peasant.

         The following represents the combined results of operations for Mick's and Peasant for the periods ended September 27, 1998 and September 28, 1997. Interest expense was not allocated.

                                                                    Nine Months Ended
                                                            Sept. 27, 1998   Sept. 28, 1997*
                                                            --------------   --------------
                                                            (amounts in thousands, unaudited)

Revenues ............................................            $ --              $7,981

Food and beverage costs .............................              --               2,407
Restaurant operating expense ........................              --               4,841
Depreciation, amortization and other non-cash charges              --                   6
General and administrative expenses .................              --                 529
Marketing and promotional expenses ..................              --                 138
                                                                 ------            ------
         Income before income taxes .................            $ --              $   60
                                                                 ------            ------
                                                                 ------            ------

--------------
         *Includes the Atlanta-based Mick's and Peasant restaurants through February 6, 1997, the date of sale, as discussed below, and the five remaining non-Atlanta Mick's restaurants which the Company sold, closed or otherwise disposed of during fiscal 1997.

         Management had been actively seeking potential buyers for the sale of all Mick's and Peasant restaurants, however, most of the interest received related to the majority of the restaurants located mainly in the Atlanta area. No meaningful offers were received for the remaining restaurants (the "Remaining Restaurants"). Cash flow analyses prepared by management for the Remaining Restaurants indicated that it would be less costly to close such restaurants in an orderly fashion, rather than continue to operate them through the end of their respective lease terms. Accordingly, assets of $8,300,000 related to the Remaining Restaurants were written off and expenses of $7,200,000, representing management's estimate of the expected costs to terminate related leases, were accrued at December 31, 1995. During the first nine months of fiscal 1998 and 1997, restaurant occupancy expense of approximately $546,000 and $1,201,000 for the Remaining Restaurants has been charged against the accrual for lease exit costs, respectively. During fiscal 1997, the remaining seven Mick's restaurants were sold, closed or otherwise disposed of. At September 27, 1998 and December 28, 1997, included in "Accrued expenses" in the accompanying consolidated balance sheet is approximately $231,000 and $788,000 representing the remaining lease disposition liabilities related to the closing of these restaurants.

         On February 6, 1997, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants. In connection with the sale, the Remaining Restaurants were transferred to another subsidiary of the Company. Pursuant to these agreements, MRI Acquisition Corporation acquired an 80.1% interest in Mick's and PRI Acquisition Corporation acquired an 80.1% interest in Peasant for an aggregate of $6,800,000, consisting of $4,300,000 in cash and $2,500,000 in the form of two unsecured promissory notes. The Company retained a 19.9% interest in Mick's and Peasant which, on April 6, 1998 was exchanged for a 19.9% interest in Atlanta Dining Group, Inc., parent of Mick's and Peasant. The unsecured promissory notes and the 19.9% interest in Mick's and Peasant were recorded at their estimated fair values on the date of the sale of approximately $2,200,000 and are included in "Other assets and deferred expenses" in the accompanying consolidated balance sheets at September 27, 1998 and December 28, 1997. In conjunction with the sale, the Company had recorded a fiscal 1996 fourth quarter charge of $11,500,000 to write-down the Atlanta-based restaurants to their net realizable values based on the fair value of the consideration received, to accrue for the various expenses related to the closing of such sale and to write-off two restaurants which are not part of the sale, both of which were disposed of in fiscal 1997.

4) During 1998, the Company opened two international locations, one in Singapore (May 1998) and one in Toronto (September 1998). Foreign revenues and expenses are translated at average exchange rates and foreign assets and liabilities are translated at period-end exchange rates. Net foreign exchange gains and losses on translation are reported in stockholders' equity.

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". For the nine months ended September 27, 1998, the change in the cumulative foreign currency translation adjustment was $72,000, which is a component of comprehensive income.

6) In October 1998, the Company announced that its board of directors has authorized a repurchase of up to 20%, or approximately 1.3 million shares, of the Company's outstanding common stock. The timing and amount of the purchases will be at the full discretion of the Company's senior management and subject to market conditions and applicable securities and tax regulations. The repurchase will be accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares will be retained as treasury stock for use for corporate purposes. The Company expects to finance the purchases from existing cash flow, through its current credit facility, from additional borrowings, or a combination thereof.

7)      The Company is involved in various legal actions. See "Part II -
Other Information, Item 1. Legal Proceedings" on page 16 of this Form 10-Q for a discussion of these legal actions.

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

     Morton's Restaurant Group, Inc., Morton's and Bertolini's (excluding Mick's and Peasant):

                                                      Three Months Ended                      Nine Months Ended
                                             Sept. 27, 1998      Sept. 28, 1997      Sept. 27, 1998      Sept. 28, 1997
                                             --------------      --------------      --------------      --------------
                                                                       (amounts in thousands)
Revenues ...........................            $ 40,886            $ 36,661            $134,201            $117,075

Food and beverage costs ............              14,005              12,531              45,932              40,551
Restaurant operating expenses ......              19,021              17,160              58,904              51,019
Depreciation, amortization and other
    non-cash charges ...............               1,801               1,410               6,415               5,317
General and administrative expenses                3,105               2,941               9,921               9,357
Marketing and promotional expenses .               1,063                 831               3,516               2,790
Interest expense, net ..............                 532                 564               1,714               1,772
                                                --------            --------            --------            --------
          Income before income taxes            $  1,359            $  1,224            $  7,799            $  6,269
                                                --------            --------            --------            --------
                                                --------            --------            --------            --------

       The following represents the unaudited combined results of operations for Mick's and Peasant. Interest expense was not allocated to Mick's and Peasant.

                         Mick's and Peasant Restaurants:

                                                     Three Months Ended                    Nine Months Ended
                                             Sept. 27, 1998      Sept. 28, 1997      Sept. 27, 1998      Sept. 28, 1997
                                             --------------      --------------      --------------      --------------
                                                                       (amounts in thousands)
Revenues ...........................            $   --              $    800            $   --              $  7,981

Food and beverage costs ............                --                   255                --                 2,407
Restaurant operating expenses ......                --                   521                --                 4,841
Depreciation, amortization and other
     non-cash charges ..............                --                  --                  --                     6
General and administrative expenses                 --                    52                --                   529
Marketing and promotional expenses .                --                    15                --                   138
                                                --------            --------            --------            --------
          Income (loss) before
           income taxes ............            $   --              $    (43)           $   --              $     60
                                                --------            --------            --------            --------
                                                --------            --------            --------            --------

         Revenues increased $3.4 million, or 9.1%, to $40.9 million for the three month period ended September 27, 1998, from $37.5 million for the comparable 1997 period. Revenues from Morton's and Bertolini's increased $4.2 million, or 11.5%, to $40.9 million for the three month period ended September 27, 1998, from $36.7 million during the comparable 1997 period. Of the increase in Morton's and Bertolini's revenues, $3.6 million was attributable to incremental restaurant revenues from ten new restaurants opened after December 30, 1996 and $0.8 million, or 2.3%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period decreased 0.5%. Included in 1997 three-month revenues is approximately $0.2 million of consulting fee income. Revenues for the Mick's and Peasant restaurants were approximately $0.8 million in the third quarter of fiscal 1997.

         Revenues increased $9.1 million, or 7.3%, to $134.2 million for the nine month period ended September 27, 1998, from $125.1 million for the comparable 1997 period. Revenues from Morton's and Bertolini's increased $17.1 million, or 14.6%, to $134.2 million for the nine month period ended September 27, 1998, from $117.1 million for the comparable 1997 period. Of the increase in Morton's and Bertolini's revenues, $14.0 million was attributable to incremental restaurant revenues from ten new restaurants opened after December 30, 1996 and $3.8 million, or 3.4%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 0.9%. Included in 1997 nine-month revenues is approximately $0.5 million of investment income and $0.2 million of consulting fee income. As stated in Note 3, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants on February 6, 1997 and all remaining Mick's and Peasants were disposed of during fiscal 1996 and 1997. Revenues for the Mick's and Peasant restaurants were approximately $8.0 million for the nine-month period ended September 28, 1997. Certain Bertolini's restaurants have generated lower than anticipated revenues which have adversely impacted average restaurant revenues, earnings and earnings trends. Additionally, as reflected in the table below, 1998 was impacted by declines in Bertolini's comparable restaurant revenues offset by increases in Morton's.

         Percentage changes in comparable restaurant revenues for the three and nine-month periods ended September 27, 1998 versus September 28, 1997 for restaurants open all of both periods are as follows:

                                    Three Months          Nine Months
                                Ended Sept. 27, 1998  Ended Sept. 27, 1998
                                 Percentage Change     Percentage Change
                                 -----------------     -----------------
            Morton's ..              4.2%                    4.3%
            Bertolini's             -5.9%                   -0.9%
            Total .....              2.3%                    3.4%

        Food and beverage costs increased from $12.8 million for the three month period ended September 28, 1997 to $14.0 million for the three month period ended September 27, 1998 and increased from $43.0 million for the nine month period ended September 28, 1997 to $45.9 million for the nine month period ended September 27, 1998. Food and beverage costs, excluding all Mick's and Peasant restaurants, increased by $1.5 million to $14.0 million for the three month period ended September 27, 1998 from $12.5 million recorded for the three month period ended September 28, 1997 and increased by $5.3 million to $45.9 million for the nine month period ended September 27, 1998, from $40.6 million for the comparable 1997 period. These costs as a percentage of related revenues increased 0.1% and decreased 0.4% for the three and nine month periods, respectively. As a result of the disposition of Mick's and Peasant as discussed in Note 3, there was a reduction in food and beverage costs of approximately $0.3 million and $2.4 million in the three and nine month periods ended September 27, 1998 from the corresponding 1997 periods, respectively.

        Restaurant operating expenses which include labor, occupancy and other operating expenses increased from $17.7 million for the three month period ended September 28, 1997 to $19.0 million for the three month period ended September 27, 1998, an increase of $1.3 million. For the nine months ended September 27, 1998, these costs increased from $55.9 million during the 1997 period, to $58.9 million for the comparable 1998 period. Restaurant operating expenses, excluding all Mick's and Peasant restaurants, increased from $17.2 million for the three month period ended September 28, 1997 to $19.0 million for the comparable 1998 period and increased from $51.0 million for the nine month period ended September 28, 1997 to $58.9 million for the comparable 1998 period. Those costs, excluding Mick's and Peasant, as a percentage of revenues decreased 0.3% from 46.8% for the three month period ended September 28, 1997 to 46.5% for the three month period ended September 27, 1998 and increased 0.3% from 43.6% for the nine month period ended September 28, 1997 to 43.9% for the comparable 1998 period. Offsetting the increase in total restaurant operating expenses was a reduction of approximately $0.5 million and $4.8 million during the three and nine month periods ended September 27, 1998 versus the comparable 1997 periods, respectively, due to the disposition of Mick's and Peasant restaurants as discussed in Note 3.

        Depreciation, amortization and other non-cash charges increased from $1.4 million for the three month period ended September 28, 1997 to $1.8 million for the three month period ended September 27, 1998 and increased from 3.8% of revenues to 4.4%, respectively. For the nine months ended September 27, 1998, such costs were $6.4 million versus $5.3 million for the comparable 1997 period. Pre-opening costs associated with the opening of new restaurants are amortized over the 12 months following opening. Timing of restaurant openings affects the amount of amortization of such costs.

        General and administrative expenses for the three month period ended September 27, 1998 were $3.1 million, an increase of $0.1 million, from $3.0 million for the three month period ended September 28, 1997. For the nine months ended September 27, 1998, such costs were $9.9 million versus $9.9 million for the comparable 1997 period. General and administrative expenses, excluding all Mick's and Peasant restaurants, increased $0.2 million from $2.9 million for the three month period ended September 28, 1997 to $3.1 million for the comparable 1998 period and increased $0.5 million from $9.4 million for the nine month period ended September 28, 1997, to $9.9 million for the comparable 1998 period. Such costs, excluding Mick's and Peasant, as a percentage of revenues were 7.6% for the three month period ended September 27, 1998, a decrease of 0.4% from the three month period ended September 28, 1997 and 7.4% for the nine months ended September 27, 1998, a decrease of 0.6% from the nine months ended September 28, 1997. The increase in such expense is driven by incremental costs associated with restaurant development. General and administrative expenses relating to Mick's and Peasant restaurants decreased $0.1 million and $0.5 million during the three and nine month periods ended September 27, 1998, respectively, versus the comparable 1997 period as a result of the disposition of Mick's and Peasant restaurants discussed in Note 3.

        Marketing and promotional expenses were $1.1 million, an increase of $0.3 million, and $3.5 million, an increase of $0.6 million, for the three and nine month periods ended September 27, 1998, respectively. Marketing and promotional expenses, excluding Mick's and Peasant restaurants, were $1.0 million, or 2.6% of revenues for the three months ended September 27, 1998, as compared to $0.8 million, or 2.3% of revenues, for the comparable 1997 period and were $3.5 million, or 2.6% of revenues for the nine months ended September 27, 1998, as compared to $2.8 million, or 2.4% of revenues, for the comparable 1997 period. The increase is driven by incremental costs associated with increased restaurant development. Mick's and Peasant marketing and promotional expenses were $0.01 million and $0.1 million during the three and nine-month periods ended September 28, 1997.

        Interest expense, net of interest income, decreased $0.1 million to $0.5 million for the three month period ended September 27, 1998. For the nine month period ended September 27, 1998, interest expense decreased $0.1 million to $1.7 million.

        Income tax expense of $2.0 million for the nine month period ended September 27, 1998 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1998, as well as state income taxes.

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

         The Company and BankBoston, N.A. (formerly The First National Bank of Boston) ("BBNA") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (collectively, the "Credit Agreement"), pursuant to which the Company's credit facility is $32,500,000, consisting of a $32,500,000 revolving credit facility (the "Revolving Credit"). The Revolving Credit will be payable in full on the final maturity date of December 31, 2004. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At September 27, 1998, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 1.75% on Eurodollar Rate loans. BBNA has syndicated portions of the Revolving Credit.

         As of September 27, 1998 and December 28, 1997, the Company had outstanding borrowings of $25,000,000 and $22,700,000, respectively, under the Credit Agreement. At September 27, 1998, $230,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $7,270,000. The weighted average interest rate on all bank borrowings on September 27, 1998 was 7.5%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

         Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to September 27, 1998 amount to $0 for each of 1998 through 2003 and $32,500,000 in 2004. The borrowings under the Company's Credit Agreement have been classified as long-term bank debt on the Company's consolidated balance sheet. As stated in
Note 3 to the accompanying consolidated financial statements, the Company completed the sale of its Atlanta-based Mick's and Peasant restaurants in fiscal 1997. Net cash proceeds from the sale were used to reduce the Company's Revolving Credit.

         The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of investments in any person; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of September 27, 1998, the Company believes it was in compliance with such covenants.

         On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with BBNA on notional amounts of $10,000,000 each. The term of the agreements are for three years and may be extended for an additional two years at the option of BBNA.

         In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. Proceeds from the CNL loan were used to reduce the Company's Revolving Credit. At September 27, 1998 the outstanding principal balance of the CNL Loan was approximately $2,271,000 of which approximately $177,000 is payable within the next fiscal year and therefore has been included in "Current portion of bank debt and capital lease obligations" in the accompanying consolidated balance sheet for the period ended September 27, 1998.

         In May 1998, a subsidiary of the Company and FFCA Acquisition Corporation ("FFCA") entered into a loan agreement to fund the purchase of land and the construction of a Morton's of Chicago restaurant for an amount not exceeding $3,000,000. In May 1998, $1,500,000 was funded for the land purchase and in September 1998, an additional $1,500,000 was funded upon completion of construction. Upon the final disbursement, the interest rate was fixed at a per annum interest rate of 7.68%. Principal and interest payments on the loan, which matures on October 1, 2018, are made on a monthly basis. At September 27, 1998 the outstanding principal balance was approximately $2,994,000 of which approximately $66,000 is payable within the next fiscal year and therefore has been included in "Current portion of bank debt and capital lease obligations" in the accompanying consolidated balance sheet for the period ended September 27, 1998.

        During the first nine months of fiscal 1998, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $11.0 million. The Company estimates that it will expend up to an aggregate of $15.0 million in 1998 to finance ordinary refurbishment of existing restaurants and pre-opening costs and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease and mortgage financing agreements with several financial institutions of which approximately $16.7 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments as well as those available under the Credit Agreement will be sufficient to fund planned expansion.

        The Company has entered international markets with the openings of Morton's of Chicago restaurants in Singapore in May 1998 and in Toronto in September 1998. Other international opportunities are being investigated.

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

Year 2000

        The Company has instituted a company wide initiative to examine the implications of the Year 2000 on the Company's computer systems and applications to ensure that the Company's computer systems will function properly in the Year 2000 and thereafter. The Company anticipates completing its Year 2000 project in early calendar 1999 and belives that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has also initiated procedures to communicate with suppliers regarding compliance with Year 2000 requirements. The Corporation has not determined the impact, if any, on its operations if outside third parties with which it has a business relationship fail to comply with Year 2000 requirements. Management currently believes that the costs related to the Company's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company has developed plans to test its business critical computer systems prior to the Year 2000, there can be no assurance that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant on a timely basis.

Forward-Looking Statements

        This quarterly report on Form 10Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, the competitive environment, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits and cost increases, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part II  -  Other Information

Item 1.  Legal Proceedings

         An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorney's fees and costs. The case was subsequently removed to the US District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the US District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a 1997 fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000, punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. On July 29, 1998, the Court entered judgment in accordance with the jury's verdict.
The Company intends to vigorously contest and appeal the judgment.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         4.04 (n)    Amended and Restated Promissory Note, dated September
         18, 1998, among FFCA Acquisition Corporation and Morton's of Chicago, a subsidiary of the Registrant.

         4.04 (o)    Ninth Amendment to the Second Amended and Restated
         Revolving Credit and Term Loan Agreement, dated September 25, 1998, between BankBoston, N.A., individually and as agent, and the Registrant.

         10.16 First Amendment to the Second Amended and Restated Employment Agreement, dated October 1, 1998, between Registrant and Allen J. Bernstein.

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




                                       MORTON'S RESTAURANT GROUP, INC.
                                       -------------------------------------
                                       (Registrant)



Date   November 10, 1998               By:    /s/ ALLEN J. BERNSTEIN
      -------------------------               -----------------------------
                                              Allen J. Bernstein
                                              Chairman of the Board, President
                                              and Chief Executive Officer



Date   November 10, 1998               By:    /s/ THOMAS J. BALDWIN
      -------------------------               ----------------------------
                                              Thomas J. Baldwin
                                              Executive Vice President
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS




    The following is a list of all exhibits filed as part of this report.

       Exhibit
       Number       Page        Document
       -------      ----        --------
       4.04 (n)                 Amended and Restated Promissory Note, dated
                                September 18, 1998, among FFCA Acquisition
                                Corporation and Morton's of Chicago, a
                                subsidiary of the Registrant.

       4.04 (o)                 Ninth Amendment to the Second Amended and
                                Restated Revolving Credit and Term Loan
                                Agreement, dated September 25, 1998, between
                                BankBoston, N.A., individually and as agent, and the Registrant.


       10.16                    First Amendment to the Second Amended and
                                Restated Employment Agreement, dated October 1,
                                1998, between Registrant and Allen J. Bernstein.

       27.00                    Financial Data Schedule