Form 10-K
period 1999-01-03
MORTONS RESTAURANT GROUP INC
filed 1999-03-31
CIK 883981

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended       January 3, 1999
                                 -----------------------------------------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                      to
                              ---------------------    -------------------------

Commission file number       1-12692
                       ---------------------------------------------------------

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

           Securities Registered Pursuant to Section 12(b) of the Act:

            Title of each class                      Name of exchange

      Common Stock, $.01 par value               New York Stock Exchange
--------------------------------------       ----------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was $103,221,620.

As of March 23, 1999, the registrant had 6,318,275 shares of its common stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) portions of the registrant's annual report to stockholders for the fiscal year ended January 3, 1999 (the "Annual Report") are incorporated by reference into Part II hereof; and

(2) portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Morton's Restaurant Group, Inc. was incorporated as a Delaware corporation on October 3, 1988. As used in this Report, the terms "MRG" or "Company" refer to Morton's Restaurant Group, Inc. and its consolidated subsidiaries.

     At January 3, 1999, the Company owned and operated 55 restaurants utilizing two distinct restaurant concepts: Morton's of Chicago ("Morton's") and Bertolini's Authentic Trattorias ("Bertolini's"). These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences. During the first quarter of fiscal 1999, one new Morton's restaurant was opened, one Morton's was relocated and two Bertolini's were closed.

     The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board, President and Chief Executive Officer and vice presidents responsible for site selection and development, finance, and administration.

     The Company plans to expand by adding new Morton's of Chicago steakhouse restaurants. No Bertolini's are planned for 1999. The Company has no agreements or letters of intent with respect to any potential acquisition. However, the Company has investigated, and may possibly continue to investigate, the acquisition of other restaurant concepts. The Company does not currently intend to develop a franchise program for any of its restaurant concepts.

     There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

     Based on a strategic assessment of recent trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants, as well as the write-off of the residual interests in Mick's and Peasant restaurants. Two Bertolini's, one in Westbury, NY, and one in Costa Mesa, CA, were closed during the first quarter of fiscal 1999. See Note 3 to the Company's consolidated financial statements.

MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS

     At January 3, 1999, Morton's operated 43 premium quality steakhouses located in 40 cities. During the first quarter of 1999, a new Morton's restaurant was opened in Scottsdale, AZ and one Morton's of Chicago restaurant was relocated within Nashville. Morton's offers its clientele a combination of excellent service and large quantities of the highest quality menu items. Morton's has received awards in many locations for the quality of its food and hospitality. Morton's serves USDA prime aged beef, including, among others, a 24 oz. porterhouse, a 20 oz. NY strip sirloin and a 16 oz. ribeye. Morton's also offers fresh fish, lobster, veal and chicken. All Morton's have identical dinner menu items. While the emphasis is on beef, the menu selection is broad enough to appeal to many taste preferences. The Morton's dinner menu consists of a tableside presentation by the server of many of the dinner items, including a 48 oz. porterhouse steak and a live Maine lobster, and all Morton's restaurants feature an open display kitchen where steaks are prepared. Each restaurant has a fully stocked bar with a complete list of name brands and an extensive premium wine list that offers approximately 175 selections.

     Morton's caters primarily to high-end, business-oriented clientele. During the year ended January 3, 1999, the average per-person check, including dinner and lunch, was approximately $65.25. Management believes that, on a nationwide basis, a vast majority of Morton's weekday sales and a substantial portion of its weekend sales are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 32% of Morton's revenues during fiscal 1998. In the nine Morton's serving both lunch and dinner during fiscal 1998, dinner service accounted for approximately 86% of revenues and lunch service accounted for approximately 14%. All Morton's are open seven days a week. Those 34 Morton's serving only dinner are typically open from 5:30 p.m. to 11:30 p.m., while those Morton's serving both lunch and dinner are also typically open from 11:30 a.m. to 2:30 p.m. for the lunch period.

     All Morton's are very similar in terms of style, concept and decor and are located in retail, hotel, commercial and office building complexes in major metropolitan areas and urban centers. In 1998, 42 Morton's (including all restaurants opened since the 1989 acquisition) had on-premises private dining and meeting facilities referred to as "Boardrooms". During fiscal 1998, Boardroom sales were approximately 18% of sales in those locations offering Boardrooms. Boardrooms offer a valuable amenity to customers and fully complement Morton's operations. It is anticipated that all future Morton's will contain Boardrooms.

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

BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS

     At January 3, 1999, there were twelve Bertolini's, located in ten cities. Bertolini's is a white tablecloth, authentic Italian trattoria, which provides table service in a casual dining atmosphere. For the year ended January 3, 1999, Bertolini's average per-person check, including dinner and lunch, was approximately $20.00. Bertolini's restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 1998, dinner service accounted for approximately 67% of revenues and lunch service accounted for approximately 33%. Sales of alcoholic beverages accounted for approximately 20% of Bertolini's revenues during fiscal 1998.

     During fiscal 1998, the Company identified several under performing Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants. See Note 3 to the Company's consolidated financial statements.

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

     The costs of opening a Morton's or Bertolini's vary by restaurant depending upon, among other things, the location of the site and the extent of any renovation required. The Company generally leases its restaurant sites and operates both free-standing and in-line restaurants. In recent years, the Company has received substantial landlord development and or rent allowances for leasehold improvements, furniture, fixtures and equipment. The Company currently targets its average cash investment, net of such landlord allowances in new restaurants, in leased premises, to be less than $2.0 million per restaurant, although the Company may expend greater amounts for particular restaurants.

     During 1998, the Company executed contracts to purchase five parcels of land to develop four Morton's and one Bertolini's. As of March 1999, three restaurants (two Morton's and one Bertolini's) were built and opened and the remaining two properties are for Morton's and are under development.

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

MORTON'S. The first Morton's was opened in 1978 in downtown Chicago, where Morton's headquarters are still located. From 1978 to 1989, Morton's expanded to a group of nine restaurants in nine cities. Under the Company, Morton's has grown from nine to 44 restaurants through March 1999. During 1998, new Morton's opened in North Miami Beach, FL, Portland, OR, Stamford, CT, Singapore and Toronto.

During the first quarter of 1999 a new Morton's opened in Scottsdale, AZ and one Morton's was relocated within Nashville, TN.

     Morton's are located in retail, hotel, commercial and office building complexes in major metropolitan areas and urban centers. Management believes that fixed investment costs and occupancy costs have been relatively low, as appropriate space for new Morton's restaurants has been readily available. The approximate gross costs to the Company for the five Morton's opened or relocated, in leased premises, between January 1, 1998 and March 1999, ranged from $2.1 million to $2.7 million, including the costs of leasehold improvements, furniture, fixtures, equipment, and pre-opening expenses. These aggregate per-restaurant costs were substantially offset by landlord development and, or rent allowances ranging from $0.9 million to $1.2 million and equipment lease financings ranging from $0.3 million to $0.5 million. The Company's average net cash investment for the four restaurants opened between December 29, 1997 and March 1999, in leased premises, was approximately $1.4 million, in each case, net of landlord development and or rent allowances and restaurant equipment lease financings. The approximate gross costs for the two restaurants built, on properties owned by the Company, including land purchases, and the costs for improvements, furniture, fixtures, equipment and pre-opening expenses was $5.0 million. Such amounts were substantially reduced by proceeds from mortgage and restaurant equipment lease financings.

     The Company plans to continue the development of Morton's and has selected several possible domestic and international sites for expansion.

BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS. The first Bertolini's opened in Las Vegas in May 1992 (located in the Forum Shops Mall, adjacent to Caesar's Palace Casino). During 1998, new Bertolini's opened in West Las Vegas, NV and Primm, NV. No Bertolini's are planned for fiscal 1999.

     The approximate gross costs to the Company for the restaurant opened in a leased premise during 1998, was $3.3 million, including the costs of leasehold improvements, furniture, fixtures, equipment and pre-opening expenses. This aggregate cost was partially offset by a landlord development allowance of $0.8 million. The approximate gross cost for the restaurant built on property owned by the Company, including the land purchase, and the costs for improvements, furniture, fixtures, equipment and pre-opening expenses was $4.6 million.

     During fiscal 1998, the Company identified several under performing Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants. See Note 3 to the Company's consolidated financial statements.

RESTAURANT LOCATIONS

The Company operated 54 restaurants as of March 1999. The following table provides information with respect to those restaurants which are open:

MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS                 DATE OPENED
------------------------------------------                  -----------
           Chicago, IL (1)                                  December 1978
           Washington (Georgetown), DC                      November 1982
           Philadelphia, PA                                 May 1985
           Westchester/Oakbrook, IL                         June 1986
           Dallas, TX                                       May 1987
           Boston, MA                                       December 1987
           O'Hare (Rosemont), IL                            June 1989
           Cleveland, OH                                    September 1990
           Tysons Corner, VA                                November 1990
           Columbus, OH                                     April 1991
           Cincinnati, OH                                   August 1991
           San Antonio, TX                                  September 1991
           Palm Beach, FL                                   November 1991
           Minneapolis, MN                                  December 1991
           Beverly Hills, CA (2)                            October 1992
           Detroit (Southfield), MI                         November 1992
           Las Vegas, NV                                    January 1993
           Sacramento, CA                                   May 1993
           Pittsburgh, PA                                   August 1993
           New York (Midtown Manhattan), NY                 October 1993
           St. Louis (Clayton), MO                          December 1993
           Palm Desert, CA                                  January 1994
           Atlanta (Buckhead), GA                           March 1994
           Charlotte, NC                                    July 1994
           San Francisco, CA                                November 1994
           Dallas (Addison), TX                             November 1994
           Costa Mesa (Orange), CA                          March 1995
           Denver, CO                                       March 1995
           Atlanta/Downtown, GA                             November 1995
           Houston, TX                                      January 1996
           Phoenix, AZ                                      March 1996
           Orlando, FL                                      March 1996
           New York (Downtown Manhattan), NY                June 1996
           Washington (Connecticut Ave.), DC                January 1997
           San Diego, CA                                    April 1997
           Baltimore, MD                                    August 1997
           Miami, FL                                        December 1997
           Stamford, CT                                     February 1998
           Singapore                                        May 1998
           North Miami Beach, FL                            July 1998
           Toronto, Canada                                  September 1998
           Portland, OR                                     December 1998
           Nashville, TN (3)                                January 1999
           Scottsdale, AZ                                   January 1999


BERTOLINI'S AUTHENTIC TRATTORIAS                          DATE OPENED
--------------------------------                          -----------
             Las Vegas, NV                                  May 1992
             Atlanta, GA                                    September 1993
             Washington, DC                                 September 1995
             Rockville, MD                                  October 1995
             King of Prussia, PA                            November 1995
             Irvine, CA                                     November 1995
             Indianapolis, IN                               October 1996
             Charlotte, NC                                  July 1997
             West Las Vegas, NV                             December 1998
             Primm, NV                                      December 1998


     Additional sites are under active review for potential leases representing new Morton's restaurants to open. Including the restaurant that opened during the first quarter of 1999, the Company currently intends to open approximately seven to eight new Morton's restaurants during 1999. There can be no assurance, however, that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

(1)  Excludes Morton's Boardroom Banquet facilities.
(2)  Operates under the name "Arnie Morton's of Chicago."
(3) The Morton's Nashville, TN location was relocated in January 1999 to a new site. The original location had been opened since September, 1992.

RESTAURANT OPERATIONS AND MANAGEMENT

     Morton's and Bertolini's restaurants have a well developed management infrastructure and are set up as distinct operations within the Company. Each group has a senior officer responsible for overall restaurant operations. Operations for the Company's restaurants are supervised by area and regional directors, each of whom is responsible for the operations of several restaurants and reports to the appropriate division senior officer. Area directors meet frequently with senior management to review operations and to resolve any issues. Working in concert with area and regional directors and restaurant general managers, senior management defines operations and performance objectives for each restaurant. An incentive plan has been established in which area directors and certain restaurant managers participate. Awards under incentive plans are tied to achievement of specified revenue, profitability and operating targets and related quality objectives.

     The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are developed from the Company's restaurant personnel, must complete a training program of typically eight to twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service and proper accounting for restaurant operations. The Company holds regular meetings of its restaurant general managers to discuss menu items, continuing training and other aspects of business management.

     The staff for a typical Morton's consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Bertolini's consists of one general manager and up to six other managers, and approximately 100 hourly employees. Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in its employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, strives to be responsive to the employees' concerns and meets regularly with employees at each of the restaurants.

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

MARKETING

     Management believes that the Company's commitment to quality food, hospitality and value/price is the most effective approach to attracting guests. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new customers. The Company employs public relations consultants and limited print, billboard and direct mail advertising, and typically conducts some local restaurant promotions. The Company's expenditure for advertising, marketing and promotional expenses as a percentage of its revenues was 2.7% during fiscal 1998.

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

GOVERNMENT REGULATION

     The Company's business is subject to extensive Federal, state and local government regulation, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to obtain or retain food, liquor or other licenses would adversely affect the operations of the Company's restaurants. While the Company has not experienced and does not anticipate any problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area. Approximately 32% and 20% of the revenues of Morton's and Bertolini's, respectively, for fiscal 1998 were attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses from regulatory authorities allowing it to sell liquor and or beer and wine, and each restaurant has food service licenses from local health authorities. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

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

EMPLOYEES

     As of January 3, 1999, the Company had approximately 3,612 employees, of whom 3,063 were hourly restaurant employees, 450 were salaried restaurant employees engaged in administrative and supervisory capacities and 99 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FORWARD-LOOKING STATEMENTS

        This Form 10K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks", "anticipates," "plans," expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits and cost increases, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

ITEM 2.  PROPERTIES

     The Company's restaurants are generally located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from 1 to 28 years. The majority of the Company's leases provide for an option to renew for terms ranging from five years to ten years. Restaurant leases provide for a specified annual rent, and most leases call for additional or contingent rent based on sales volumes over specified levels. Generally, leases are "net leases" which require the Company's subsidiary to pay its pro rata share of taxes, insurance and maintenance costs. In some cases, the Company or another subsidiary guarantees the performance of new leases of the tenant subsidiary for a portion of the lease term, typically not exceeding the first five years.

     The Company maintains its executive offices of approximately 9,800 square feet in New Hyde Park, New York. The executive offices for Morton's and Bertolini's consist of approximately 15,100 square feet in Chicago. All such executive offices are leased.

     The Company believes its current office and operating space is suitable and adequate for intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

         An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorney's fees and costs. The case was subsequently removed to the US District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the US District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a 1997 fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000, (reduced by the Court to $150,000 in fiscal 1998), punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. On July 29, 1998, the Court entered judgment in accordance with the jury's verdict. The Company has filed an appeal and intends to vigorously contest the judgment.

        During fiscal 1998, the Company identified several under performing Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants. The Company does not believe that the ultimate resolution of these actions will have a material effect beyond that recorded during fiscal 1998. See Note 3 to the Company's consolidated financial statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Company's executive officers:

              NAME                     AGE                                       POSITION
              ----                     ---                                       --------

Allen J. Bernstein (1)                 53                 Chairman of the Board, President and Chief Executive Officer

Thomas J. Baldwin                      43                 Executive Vice President, Chief Financial Officer,
                                                          Assistant Secretary, Treasurer and Director

Agnes Longarzo                         60                 Vice President-Administration and Secretary

Allan C. Schreiber                     58                 Senior Vice President-Development

Klaus W. Fritsch                       55                 Vice Chairman and Co-Founder-Morton's of Chicago

John T. Bettin                         43                 President-Morton's of Chicago


(1)  Member of Executive Committee of the Board of Directors.

     Allen J. Bernstein has been Chairman of the Board of the Company since October 1994 and Chief Executive Officer and a Director of the Company since December 1988. He has been President of the Company since September 1997 and was previously President of the Company from December 1988 through October 1994. Mr. Bernstein has worked in many various aspects of the restaurant industry since 1970. Mr. Bernstein is also a director of Dave and Busters, Inc., Charlie Browns Acquisition Corp., and Luther's Acquisition Corp.

     Thomas J. Baldwin was elected a Director of the Company in October 1998 and Executive Vice President in January 1997. He previously served as Senior Vice President, Finance of the Company since June 1992, and Vice President, Finance since December 1988. In addition, Mr. Baldwin has been Chief Financial Officer, Assistant Secretary and Treasurer of the Company since December 1988. His previous experience includes seven years at General Foods Corp., now a subsidiary of Philip Morris Companies, Inc., where he worked in various financial management and accounting positions and nearly two years at Citicorp where he served as Vice President responsible for strategic planning and financial analysis at a major corporate banking division.
Mr. Baldwin is a licensed certified public accountant in the State of New York.

     Agnes Longarzo has been Vice President of Administration and Secretary of the Company since December 1988. Ms. Longarzo had been Vice President of Administration and Corporate Secretary for Le Peep Restaurants, Inc. from March 1983 to December 1988. Prior to joining Le Peep Restaurants, Inc., Ms. Longarzo served as the Director of Administration of Wenco Food Systems, Inc.

     Allan C. Schreiber has been Senior Vice President, Development since January 1, 1999, Vice President of Real Estate since January 1996 and Director of Real Estate since November 1995. Mr. Schreiber had been a Senior Managing Director at The Galbreath Company since 1991. Prior to joining Galbreath, he served as an Executive Vice President of National Westminster Bank USA from 1982 to

1991. Previously, Mr. Schreiber had been a Vice President and Division Executive of the Chase Manhattan Bank.

     Klaus W. Fritsch has been the Vice Chairman of Morton's of Chicago, Inc. since May 1992. Mr. Fritsch has been with Morton's of Chicago, Inc. since its inception in 1978, when he co-founded Morton's. After Mr. Arnold Morton ceased active involvement in 1987, Mr. Fritsch assumed all operating responsibilities as President in which capacity he served until May 1992.

     John T. Bettin has been President of Morton's of Chicago since July 1998. Prior to joining the Company, Mr. Bettin had been Executive Vice President of Capital Restaurant Concepts, Ltd. since April 1994. Previously, Mr. Bettin worked for Gilbert Robinson, Inc. where he served in various positions including Corporate Executive Chef, Vice President Operations and Senior Vice President Concept Development since 1975.


     Officers are elected by and serve at the discretion of the Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Price Range of Common Stock and Related Matters" contained on page 35 of the Company's Annual Report is hereby incorporated by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     "Selected Financial Information" contained on page two of the Company's Annual Report is hereby incorporated by reference.

     The graphs labeled "Morton's and Bertolini's Revenues", "Morton's and Bertolini's Restaurants at Year End", "Consolidated EBITDA" and "Morton's and Bertolini's % Change in Comparable Revenues" on page three of the Company's Annual Report shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 14 to 20 of the Company's Annual Report is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following items are hereby incorporated by reference to the Company's Annual Report on the pages indicated:

                                                                                    PAGE
                                                                                    ----

(i)   Independent Auditors' Report                                                     20

(ii)  Consolidated Balance Sheets as of January 3, 1999 and December 28, 1997          21

(iii)  Consolidated Statements of Operations For the years ended January 3, 1999,
       December 28, 1997 and December 29, 1996                                         22

(iv)  Consolidated Statements of Stockholders' Equity For the years ended January
      3, 1999, December 28, 1997 and December 29, 1996                                 22

(v)   Consolidated Statements of Cash Flows For the years ended January 3, 1999,
      December 28, 1997 and December 29, 1996                                          23

(vi)  Notes to Consolidated Financial Statements                                     24 - 34



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

(b)  Reports on Form 8-K:
     None.

(c)  Reference is made to Item 14(a)(3) above.

(d)  Reference is made to Item 14 (a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MORTON'S RESTAURANT GROUP, INC.
                           (Registrant)

Date  MARCH 31, 1999          By:    /S/ ALLEN J. BERNSTEIN
      ---------------------          -------------------------------------------
                                     Allen J. Bernstein
                                     Chairman of the Board of Directors,
                                     President, and Chief Executive Officer
                                     (Principal Executive Officer)

Date  MARCH 31, 1999          By:    /S/ THOMAS J. BALDWIN
      ---------------------          -------------------------------------------
                                     Thomas J. Baldwin
                                     Executive Vice President, Chief Financial
                                     Officer, Assistant Secretary, Treasurer and
                                     Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date  MARCH 31, 1999          By:    /S/ ALLEN J. BERNSTEIN
      ---------------------         --------------------------------------------
                                     Allen J. Bernstein
                                     Chairman of the Board of Directors,
                                     President, and Chief Executive Officer
                                     (Principal Executive Officer)

Date  MARCH 31, 1999          By:    /S/ THOMAS J. BALDWIN
      ---------------------         --------------------------------------------
                                     Thomas J. Baldwin
                                     Executive Vice President, Chief Financial
                                     Officer, Assistant Secretary, Treasurer and
                                     Director (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(CONTINUED)




Date MARCH 31, 1999           By:    /S/ LEE M. COHN
     --------------------            -------------------------------------------
                                     Lee M. Cohn
                                     Director



Date MARCH 31, 1999           By:    /S/ DIANNE H. RUSSELL
     --------------------            -------------------------------------------
                                     Dianne H. Russell
                                     Director



Date MARCH 31, 1999           By:    /S/ ALAN A. TERAN
     --------------------            -------------------------------------------
                                     Alan A. Teran
                                     Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(CONTINUED)




Date  MARCH 31, 1999          By:    /S/ JOHN K. CASTLE
      -------------------            -------------------------------------------
                                     John K. Castle
                                     Director



Date: MARCH 31, 1999          By:    /S/ DR. JOHN J. CONNOLLY
      -------------------            -------------------------------------------
                                     Dr. John J. Connolly
                                     Director



Date  MARCH 31, 1999          By:    /S/ DAVID B. PITTAWAY
      -------------------            -------------------------------------------
                                     David B. Pittaway
                                     Director

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit
Number                                       Documents
------                                       ---------

3.01 (a) Amended and Restated Certificate of Incorporation of the
          Registrant. (6)

     (b) Certificate of Designation for the Preferred Stock issuable pursuant to the Rights Plan. (4)

     (c) Amendment to the Amended and Restated Certificate of Incorporation of the Registrant. (6)

     (d)  Second Amendment to the Amended and Restated Certificate of
          Incorporation of the Registrant. (9)

3.02      Amended and Restated By-Laws of the Registrant, dated January 17,
          1995. (4)

4.01 (a) Specimen Certificate representing the Common Stock, par value $.01 per share including Rights Legend and name change to Morton's Restaurant
          Group, Inc. (9)

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

4.03 (a)+      Stock Option Agreement, dated as of March 30, 1992, between Agnes
               Longarzo and the Registrant. (2)

     (b)+      Stock Option Agreement, dated as of March 30, 1992, between Allen
               J. Bernstein and the Registrant. (1)

4.04 (a) Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995 among the Registrant, The Peasant Restaurants,
          Inc., Morton's of Chicago, Inc. and The First National Bank of Boston, individually and as agent. (6)

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


     (d)  Letter Agreement, dated May 2, 1996, among the Registrant, The Peasant
          Restaurants, Inc., Morton's of Chicago, Inc. and The First National
          Bank of Boston, individually and as agent. (8)

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

     (i) Seventh Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 27, 1997 among the Registrant,
          Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent. (12)

     (j) Eighth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated February 12, 1998 among the Registrant,
          Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent. (13)

     (k)  Letter Agreement, dated April 6, 1998, among BankBoston, N.A. and the
          Registrant regarding an Extendible Swap Transaction. (14)

     (l)  Letter Agreement, dated May 29, 1998, among BankBoston, N.A. and the
          Registrant regarding an Extendible Swap Transaction. (15)

     (m) Ninth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 25, 1998 among the
          Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and
          BankBoston, N.A., individually and as agent. (16)

     (n) Tenth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated November 18, 1998 among the Registrant,
          Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.

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

10.01 +   Morton's of Chicago, Inc. Profit Sharing and Cash Accumulation Plan as
          Amended Effective January 1, 1989. (4)

10.02     Commercial Lease, between American National Investor Services, Inc.
          and Morton's of Chicago, Inc., dated October 15, 1992, relating to the executive offices of Morton's located at 350 West Hubbard Street, Chicago, Illinois. (2)

10.03 Commercial Lease, between X-Cell Realty Associates and the Registrant, dated January 18, 1994 relating to the executive offices of the Registrant located at 3333 New Hyde Park Road, Suite 210, New Hyde
          Park, New York 11042. (3)

10.04(a)+ Change of Control Agreement, dated December 15, 1994, between the
          Registrant and Allen J. Bernstein. (4)

     (b)+ Change of Control Agreement, dated December 15, 1994, between the
          Registrant and Thomas J. Baldwin. (4)

10.05 +   Second Amended and Restated Employment Agreement, dated as of February
          28, 1995, between the Registrant and Allen J. Bernstein. (4)

10.06 +   Quantum Restaurant Group, Inc. Stock Option Plan. (7)

10.07     Stock Purchase Agreement, dated as of December 31, 1996, by and among
          Peasant Holding Corp., Morton's Restaurant Group, Inc., and MRI
          Acquisition Corporation. (10)

10.08     Stock Purchase Agreement, dated as of December 31, 1996, by and among
          Peasant Holding Corp., Morton's Restaurant Group, Inc., and PRI
          Acquisition Corporation. (10)

10.09 Promissory Note, dated March 4, 1997, between CNL Financial I, Inc., as Lender, and Morton's of Chicago, Inc. (11)

10.10     Commercial Mortgage Commitment, dated August 4, 1997, between
          Franchise Finance Corporation of America and the Registrant relating to mortgage financing. (13)

10.11     Amended and Restated Promissory Note, dated September 18, 1998, among
          FFCA Acquisition Corporation and Morton's of Chicago/North Miami
          Beach, Inc., a subsidiary of the Registrant. (16)

10.12     First Amendment to the Second Amended and Restated Employment
          Agreement, dated October 1, 1998, between the Registrant and Allen J.
          Bernstein. (16)

10.13     Promissory Note, dated December 15, 1998, among FFCA Acquisition
          Corporation and Morton's of Chicago/Scottsdale, Inc., a subsidiary of the Registrant.

10.14     Promissory Note, dated December 30, 1998, among FFCA Acquisition
          Corporation and Bertolini's at Village Square, Inc., a subsidiary of the Registrant.

13.01     Registrant's Annual Report to Stockholders for the year ended January
          3, 1999. Except for the portions thereof which are expressly incorporated by reference into this report, such


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

          (6) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated July 2, 1995.

          (7)  Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1995 and incorporated by reference.

          (8) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 1996.

          (9) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 30, 1996.

          (10) Included as an exhibit to the Registrant's Form 8-K, dated
               January 6, 1996.

          (11) Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 29, 1996 and incorporated by reference.

          (12) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 29, 1997.

          (13) Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 28, 1997 and incorporated by reference.

          (14) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated March 29, 1998.

          (15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 28, 1998.

          (16) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated September 27, 1998.

            + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to the Registrant's Annual
               Report on Form 10-K pursuant to Item 14 (a)(3) of this Form 10-K.
