Form 10-Q
period 1999-04-04
MORTONS RESTAURANT GROUP INC
filed 1999-05-17
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended           April 4, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                              --------------------        ----------------------

Commission file number  1-12692
                      ----------------------------------------------------------



                         MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                13-3490149
--------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. employer
of incorporation or organization)               identification no.)



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

As of May 6, 1999, the registrant had 6,082,385 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                         PAGE
                                                                                                                         ----

 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Balance Sheets as of April 4, 1999 and January 3, 1999                                                    3-4

   Consolidated Statements of Income for the three month periods ended April 4, 1999 and
     March 29, 1998                                                                                                        5

   Consolidated Statements of Cash Flows for the three month periods ended April 4, 1999
     and March 29, 1998                                                                                                    6

   Notes to Consolidated Financial Statements                                                                             7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                               9-12

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                               13

 Item 4.  Submission of Matters to a Vote of Stockholders                                                                 13

 Item 6.  Exhibits and Reports on Form 8-K                                                                                13


 Signatures                                                                                                               14

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)



                                                                               April 4,   January 3,
                                                                                 1999       1999
                                                                                 ----       ----
                                                                                  (unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                                 $ 2,417    $ 2,117
     Accounts receivable                                                           795        894
     Inventories                                                                 6,325      6,400
     Landlord construction receivables, prepaid expenses and other
      current assets                                                             2,506      3,920
     Deferred income taxes                                                       6,237      6,005
                                                                               -------    -------

           Total current assets                                                 18,280     19,336
                                                                               -------    -------

Property and equipment, at cost:
     Furniture, fixtures and equipment                                          21,437     20,658
     Leasehold improvements                                                     28,346     25,422
     Land                                                                        4,315      4,287
     Construction in progress                                                      630      3,248
                                                                               -------    -------
                                                                                54,728     53,615
     Less accumulated depreciation and amortization                              8,121      7,804
                                                                               -------    -------
           Net property and equipment                                           46,607     45,811
                                                                               -------    -------

Intangible assets, net of accumulated amortization of $3,964 at
 April 4, 1999 and $3,861 at January 3, 1999                                    12,031     12,134
Other assets and deferred expenses, net of accumulated amortization of $612
 at April 4, 1999 and $2,075 at January 3, 1999                                  6,392      9,237
Deferred income taxes                                                            8,898      8,466
                                                                               -------    -------
                                                                               $92,208    $94,984
                                                                               -------    -------
                                                                               -------    -------



                                                                     (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                                          April 4,       January 3,
                                                                            1999           1999
                                                                            ----           ----
                                                                               (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $  5,980     $  6,553
     Accrued expenses                                                       15,688       19,466
     Current portion of obligations to financial institutions
       and capital leases                                                    2,008        1,801
     Accrued income taxes                                                       79          372
                                                                          --------     --------

             Total current liabilities                                      23,755       28,192

Obligations to financial institutions and capital leases,
     less current maturities                                                45,036       40,254
Other liabilities                                                            3,580        3,581
                                                                          --------     --------

             Total liabilities                                              72,371       72,027
                                                                          --------     --------


Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.  Authorized 3,000,000
       shares, no shares issued or outstanding                                --           --
     Common stock,  $.01 par value per share.  Authorized
       25,000,000 shares, issued and outstanding 6,749,075 shares at
       April 4, 1999 and 6,661,370 shares at January 3, 1999                    67           67
     Nonvoting common stock, $.01 par value per share.  Authorized
       3,000,000 shares, no shares issued or outstanding                      --           --
     Additional paid-in capital                                             62,737       62,717
     Accumulated other comprehensive income (loss)                             (86)         (34)
     Accumulated deficit                                                   (34,818)     (35,597)
     Less treasury stock at cost, 459,700 shares at April 4, 1999 and
       234,400 shares at January 3, 1999                                    (8,063)      (4,196)
                                                                          --------     --------


           Total stockholders' equity                                       19,837       22,957
                                                                          --------     --------

                                                                          $ 92,208     $ 94,984
                                                                          --------     --------
                                                                          --------     --------




See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)


                                                                        Three Months Ended
                                                                     April 4,        March 29,
                                                                       1999            1998
                                                                       ----            ----
                                                                          (unaudited)

Revenues                                                             $ 52,747     $ 47,710

Food and beverage costs                                                18,119       16,396
Restaurant operating expenses                                          22,425       20,042
Pre-opening costs, depreciation, amortization and
 non-cash charges                                                       1,557        2,485
General and administrative expenses                                     4,229        3,409
Marketing and promotional expenses                                      1,427        1,227
Interest expense, net                                                     910          580
                                                                     --------     --------

          Income before income taxes and cumulative
           effect of a change in an accounting principle                4,080        3,571

Income tax expense                                                      1,020          893
                                                                     --------     --------

         Income before cumulative effect of a change
          in an accounting principle                                    3,060        2,678

Cumulative effect of a change in an accounting principle,
 net of income tax benefit of $1,357                                    2,281         --
                                                                     --------     --------

          Net income                                                 $    779     $  2,678
                                                                     --------     --------
                                                                     --------     --------

Net income per share - basic:
  Before cumulative effect of a change in an accounting principle    $   0.48     $   0.41
  Cumulative effect of a change in an accounting principle              (0.36)        --
                                                                     --------     --------
         Net income                                                  $   0.12     $   0.41
                                                                     --------     --------
                                                                     --------     --------

Net income per share - diluted:
  Before cumulative effect of a change in an accounting principle    $   0.47     $   0.39
  Cumulative effect of a change in an accounting principle              (0.35)        --
                                                                     --------     --------
         Net income                                                  $   0.12     $   0.39
                                                                     --------     --------
                                                                     --------     --------

Weighted average shares outstanding:
         Basic                                                          6,354        6,606
                                                                     --------     --------
                                                                     --------     --------
         Diluted                                                        6,541        6,894
                                                                     --------     --------
                                                                     --------     --------




      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)


                                                                               Three Months Ended
                                                                             April 4,    March 29,
                                                                               1999        1998
                                                                               ----        ----
                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                              $   779     $ 2,678
     Adjustments to reconcile net income to net cash provided by operating activities:
     Cumulative effect of a change in an accounting principle                  2,281        --
     Depreciation, amortization and other non-cash charges                     1,115       2,485
     Deferred income taxes                                                       693         588
     Change in assets and liabilities:
         Accounts receivable                                                      97        (236)
         Inventories                                                              66          75
         Prepaid expenses and other assets                                       539         845
         Accounts payable, accrued expenses and other liabilities             (4,815)     (4,936)
         Accrued income taxes                                                   (293)        (28)
                                                                             -------     -------
              Net cash provided by operating activities                          462       1,471
                                                                             -------     -------

Cash flows from investing activities:
     Purchases of property and equipment                                      (1,372)     (3,439)
     Capitalized payments for pre-opening costs and other deferred expenses     --          (350)
                                                                             -------     -------
              Net cash used by investing activities                           (1,372)     (3,789)
                                                                             -------     -------

Cash flows from financing activities:
     Principal reduction on obligations to financial institutions             (2,945)       (691)
     Proceeds from obligations to financial institutions                       8,035       1,500
     Purchases of treasury stock                                              (3,867)       --
     Net proceeds from issuance of stock                                          20         348
                                                                             -------     -------
              Net cash provided by financing activities                        1,243       1,157
                                                                             -------     -------

Effect of exchange rate changes on cash                                          (33)       --
                                                                             -------     -------

Net increase (decrease) in cash and cash equivalents                             300      (1,161)

Cash and cash equivalents at beginning of period                               2,117       3,437
                                                                             -------     -------

Cash and cash equivalents at end of period                                   $ 2,417     $ 2,276
                                                                             -------     -------
                                                                             -------     -------



See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        April 4, 1999 and March 29, 1998

1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc. (the "Company") for the fiscal year ended January 3, 1999 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 31, 1999.

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

         Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 1999 presentation.

         The Company uses a fiscal year which consists of 52 weeks. Approximately every six or seven years, a 53rd week will be added. Fiscal 1998 consisted of 53 weeks.

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $785,000 and $627,000, and income taxes of approximately $632,000 and $324,000, for the three months ended April 4, 1999 and March 29, 1998, respectively. During the first quarter of fiscal 1999 and 1998, the Company entered into capital lease arrangements for approximately $352,000 and $571,000, respectively, for restaurant equipment.


3) Based on a strategic assessment of recent trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which have all been closed. At April 4, 1999 and January 3, 1999, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $3,950,000 and $4,165,000 representing the lease disposition liabilities related to the closing of these nonperforming restaurants. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results for 1999 and 2000. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets and will contemplate their potential closure upon future operating results. As of April 4, 1999, none of these restaurants have been closed.

4) In April 1998, Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities", was issued. SOP 98-5 requires that costs incurred during start-up activities, including pre-opening costs, be expensed as incurred. The Company adopted SOP 98-5 in the first quarter of fiscal 1999 and recorded a charge for the cumulative effect of a change in an accounting principle of approximately $2,281,000, net of income tax benefits of approximately $1,357,000.

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The components of comprehensive income for the three months ended April 4, 1999 and March 29, 1998 are as follows:


                                             April 4, 1999  March 29, 1998
                                             -------------  --------------
                                                (amounts in thousands)
Net Income                                       $  779     $ 2,678
Other comprehensive income (loss):
    Foreign currency translation                   (52)        --
                                                 ------     -------
Total comprehensive income                       $  727     $ 2,678
                                                 ------     -------
                                                 ------     -------


6) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 13 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Revenues increased $5.0 million, or 10.6%, to $52.7 million for the three month period ended April 4, 1999, from $47.7 million during the comparable 1998 period. Of the increase in revenues, $5.3 million was attributable to incremental restaurant revenues from eight new restaurants opened after December 29, 1998 and $0.1 million, or 0.3%, was attributable to additional comparable revenues from restaurants open all of both periods. Average Morton's and Bertolini's revenues per restaurant open for a full period decreased 1.2%. Revenues for the three closed Bertolini's restaurants (see Note 3) decreased by $0.4 million compared to the first quarter of fiscal 1998. The Company believes that the presence of Easter and Passover in the 1999 first quarter had an adverse impact on comparable restaurant revenues for the period.

         Percentage changes in comparable restaurant revenues for the three month period ended April 4, 1999 versus March 29, 1998 for restaurants open all of both periods are as follows:


                                             Three Months
                                          Ended April 4, 1999
                                           Percentage Change
                                           -----------------

           Morton's                               1.7%
           Bertolini's                           -8.0%
           Total                                  0.3%

        Food and beverage costs increased from $16.4 million for the three month period ended March 29, 1998 to $18.1 million for the three month period ended April 4, 1999. These costs as a percentage of revenues remained constant at 34.4% for the 1999 and 1998 three month periods.

        Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $20.0 million for the three month period ended March 29, 1998 to $22.4 million for the three month period ended April 4, 1999, an increase of $2.4 million. Those costs as a percentage of revenues increased 0.5% from 42.0% for the three month period ended March 29, 1998 to 42.5% for the three month period ended April 4, 1999.

        Pre-opening costs, depreciation, amortization and non-cash charges decreased from $2.5 million for the three month period ended March 29, 1998 to $1.6 million for the three month period ended April 4, 1999 and decreased as a percentage of revenues by 2.3%. Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see Note 4), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three month period ended April 4, 1999 were $0.4 million. The amount of pre-opening costs recorded for fiscal 1998 represents pre-opening costs which were amortized over the 12 months following opening. This amortization expense for the three month period ended March 29, 1998 was $1.5 million. The timing of restaurant openings affects the amount of such costs.

        General and administrative expenses for the three month period ended April 4, 1999 were $4.2 million, which increased from $3.4 million for the three month period ended March 29, 1998. The increase in such expense is driven by incremental costs associated with increased restaurant development. Such costs as a percentage of revenues were 8.0% for the three month period ended April 4, 1999, an increase of 0.9% from the three month period ended March 29, 1998.

        Marketing and promotional expenses were $1.4 million for the three month period ended April 4, 1999 and $1.2 million for the three month period ended March 29, 1998. Such costs as a percentage of revenues were 2.7% for the three month period ended April 4, 1999, an increase of 0.1% from the three month period ended March 29, 1998.

        Interest expense, net of interest income, increased to $0.9 million for the three month period ended April 4, 1999 from $0.6 million for the three month period ended March 29, 1998 due to increased borrowings.

        Income tax expense of $1.0 million for the three month period ended April 4, 1999 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1999, as well as state income taxes.

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

         The Company and BankBoston, N.A. ("BBNA") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $45,000,000, consisting of a $12,500,000 term loan (the "Term Loan") and a $32,500,000 revolving credit facility (the "Revolving Credit"). The final maturity date of the Term Loan is December 31, 2003 and the final maturity date of the Revolving Credit is December 31, 2004. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At April 4, 1999, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 1.75% on Eurodollar Rate loans. BBNA has syndicated portions of the Credit Facility to First Union Corporation and Imperial Bank.

         As of April 4, 1999 and January 3, 1999, the Company had outstanding borrowings of $30,975,000 and $29,475,000, respectively, under the Credit Agreement. At April 4, 1999, $185,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $13,840,000. The weighted average interest rate on all borrowings under the Credit Facility on April 4, 1999 was 6.8%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

         Availability under the Credit Agreement is scheduled to reduce on December 31, 2000. Quarterly principal installments on the Term Loan of $780,000 will be due at the end of each calendar quarter from December 31, 2000 through September 30, 2002 and $1,252,000 from December 31, 2002 through December 31, 2003. The Revolving Credit will be payable in full on December 31, 2004. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to April 4, 1999 amount to $0 in 1999, $780,000 in 2000, $3,120,000 in 2001, $3,592,000 in 2002 and
$5,008,000 in 2003.

The borrowings under the Credit Agreement have been classified as non-current on the Company's consolidated balance sheet since principal payments commence December 31, 2000.

         The Credit Agreement contains, among other things, certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and
(vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of April 4, 1999, the Company believes it was in compliance with such covenants.

         On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with BBNA on notional amounts of $10,000,000 each. The terms of the agreements are for three years and may be extended for an additional two years at the option of BBNA.

         In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan"), which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. At April 4, 1999, the outstanding principal balance of the CNL loan was approximately $2,177,000, of which approximately $155,000 is payable within the next fiscal year and therefore has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheet as of April 4, 1999.

         During 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan agreements to fund the purchases of land and the construction of two Morton's of Chicago and one Bertolini's restaurants. During 1998, $3,000,000 was funded for the purchase of land and construction of a Morton's of Chicago restaurant. The interest rate was fixed at 7.68% per annum. In December 1998, $2,315,000 and during the first quarter of fiscal 1999, $3,685,000 was funded for the purchase of two additional parcels of land and construction of a Morton's of Chicago and a Bertolini's restaurant. The interest rate was fixed at 8.06% per annum. An additional $3,000,000 is available for future mortgage financing. Monthly principal and interest payments are scheduled over twenty-year periods. At April 4, 1999, the aggregate outstanding principal balance due to FFCA was approximately $8,973,000, of which approximately $194,000 of principal is payable within the next fiscal year and therefore has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheet for the period ended April 4, 1999.

        During the first three months of fiscal 1999, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $1.8 million. The Company estimates that it will expend up to an aggregate of $12.0 million in 1999 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease and mortgage financing agreements with several financial institutions of which approximately $7.4 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

NEW ACCOUNTING PRONOUNCEMENT

        In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued which is effective for fiscal years beginning after June 15, 1999. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption in January 2000.


YEAR 2000         The Company has instituted a company wide initiative to
examine the implications of the Year 2000 on the Company's computer systems and applications to ensure that the Company's computer systems will function properly in the Year 2000 and thereafter. The Company's Year 2000 project is substantially complete with final testing to be performed within the next few months. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has also initiated communications with suppliers and other third parties with which it has a business relationship regarding compliance with Year 2000 requirements. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable. Management currently believes that the costs related to the Company's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company has developed plans to test its business critical computer systems prior to the Year 2000, there can be no assurance that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant on a timely basis.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks", "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, cost increases, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

         An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorneys' fees and costs. The case was subsequently removed to the US District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the US District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a 1997 fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000 (reduced by the Court to $150,000 in fiscal 1998), punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. The Company has filed an appeal and intends to vigorously contest the judgment.

        During fiscal 1998, the Company identified several underperforming Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants which have all been closed. The Company does not believe that the ultimate resolution of these actions will have a material effect beyond that recorded during fiscal 1998. See Note 3 to the Company's consolidated financial statements.

        The Company is involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

Item 4.  Submission of Matters to a Vote of Stockholders

     No matters were submitted to a vote of stockholders during the quarter for which this report was filed.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         10.15 Amended and Restated Promissory Note, Dated March 19, 1999 among FFCA Acquisition Corporation and Morton's of Chicago/Scottsdale, Inc., a subsidiary of the registrant.

         10.16 Amended and Restated Promissory Note, Dated March 17, 1999 among FFCA Acquisition Corporation and Bertolini's at Village Square, Inc., a subsidiary of the registrant.

         27.0     Financial Data Schedule

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MORTON'S RESTAURANT GROUP, INC.
                                            ------------------------------------
                                            (Registrant)



Date May 17, 1999
     -------------------
                                        By: /s/ ALLEN J. BERNSTEIN
                                            ------------------------------------
                                            Allen J. Bernstein
                                            Chairman of the Board, President
                                            and Chief Executive Officer



Date May 17, 1999                       By: /s/ THOMAS J. BALDWIN
     ---------------------------            ------------------------------------
                                            Thomas J. Baldwin
                                            Executive Vice President,
                                            Chief Financial Officer and Director

                                INDEX TO EXHIBITS




    The following is a list of all exhibits filed as part of this report.

     Exhibit
     Number  Page  Document
     ------  ----  --------

     10.15 Amended and Restated Promissory Note, Dated March 19, 1999 among FFCA Acquisition Corporation and Morton's of
                  Chicago/Scottsdale, Inc. a subsidiary of the registrant.

     10.16 Amended and Restated Promissory Note, Dated March 17, 1999 among FFCA Acquisition Corporation and Bertolini's at Village
                  Square, Inc. a subsidiary of the registrant.

     27.00        Financial Data Schedule