Form 10-Q
period 1999-07-04
MORTONS RESTAURANT GROUP INC
filed 1999-08-16
CIK 883981

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 9, 1999, the registrant had 5,772,960 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements

   Consolidated Balance Sheets as of July 4, 1999 and January 3, 1999        3-4

   Consolidated Statements of Income for the three and six month
     periods ended July 4, 1999 and June 28, 1998                              5

   Consolidated Statements of Cash Flows for the six month periods
     ended July 4, 1999 and June 28, 1998                                      6

   Notes to Consolidated Financial Statements                                7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                  9-13

Part II - Other Information

Item 1. Legal Proceedings                                                     14

Item 4. Submission of Matters to a Vote of Stockholders                       14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

Item 1. Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)

                                                                     July 4,   January 3,
                                                                       1999       1999
                                                                       ----       ----
                                                                         (unaudited)
     Assets
Current assets:
     Cash and cash equivalents                                       $ 2,225   $ 2,117
     Accounts receivable                                                 768       894
     Inventories                                                       6,142     6,400
     Landlord construction receivables, prepaid expenses and other
       current assets                                                  2,679     3,920
     Deferred income taxes                                             5,931     6,005
                                                                     -------   -------

           Total current assets                                       17,745    19,336
                                                                     -------   -------

Property and equipment, at cost:
     Furniture, fixtures and equipment                                21,847    20,658
     Leasehold improvements                                           28,780    25,422
     Land                                                              5,379     4,287
     Construction in progress                                          1,342     3,248
                                                                     -------   -------
                                                                      57,348    53,615
     Less accumulated depreciation and amortization                    8,837     7,804
                                                                     -------   -------
           Net property and equipment                                 48,511    45,811
                                                                     -------   -------

Intangible assets, net of accumulated amortization of $4,065 at
     July 4, 1999 and $3,861 at January 3, 1999                       11,930    12,134
Other assets and deferred expenses, net of accumulated
     amortization of $652 at July 4, 1999 and $2,075 at
     January 3, 1999                                                   6,605     9,237
Deferred income taxes                                                  8,704     8,466
                                                                     -------   -------
                                                                     $93,495   $94,984
                                                                     =======   =======

                                                                     (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                                        July 4,   January 3,
                                                                         1999        1999
                                                                         ----        ----
                                                                           (unaudited)
     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                  $  4,873    $  6,553
     Accrued expenses                                                    15,765      19,466
     Current portion of obligations to financial institutions
       and capital leases                                                 2,211       1,801
     Accrued income taxes                                                   220         372
                                                                       --------    --------

             Total current liabilities                                   23,069      28,192

Obligations to financial institutions and capital leases,
     less current maturities                                             51,765      40,254
Other liabilities                                                         3,658       3,581
                                                                       --------    --------

             Total liabilities                                           78,492      72,027
                                                                       --------    --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share. Authorized 3,000,000
       shares, no shares issued or outstanding                               --          --
     Common stock, $.01 par value per share. Authorized
       25,000,000 shares, issued and outstanding 6,752,475 shares at
       July 4, 1999 and 6,661,370 shares at January 3, 1999                  68          67
     Nonvoting common stock, $.01 par value per share. Authorized
       3,000,000 shares, no shares issued or outstanding                     --          --
     Additional paid-in capital                                          62,775      62,717
     Accumulated other comprehensive income (loss)                          (39)        (34)
     Accumulated deficit                                                (32,545)    (35,597)
     Less treasury stock at cost, 878,290 shares at July 4, 1999 and
       234,400 shares at January 3, 1999                                (15,256)     (4,196)
                                                                       --------    --------

             Total stockholders' equity                                  15,003      22,957
                                                                       --------    --------

                                                                       $ 93,495    $ 94,984
                                                                       ========    ========

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)

                                                                      Three Months Ended       Six Months Ended
                                                                     July 4,     June 28,    July 4,      June 28,
                                                                      1999        1998        1999         1998
                                                                      ----        ----        ----         ----
                                                                        (unaudited)             (unaudited)
Revenues                                                            $  48,775   $  45,604   $ 101,522    $  93,315

Food and beverage costs                                                16,520      15,530      34,640       31,927
Restaurant operating expenses                                          21,593      19,840      44,019       39,882
Pre-opening costs, depreciation, amortization and
  non-cash charges                                                      1,165       2,128       2,721        4,614
General and administrative expenses                                     3,880       3,407       8,109        6,816
Marketing and promotional expenses                                      1,514       1,226       2,941        2,453
Interest expense, net                                                   1,071         602       1,981        1,182
                                                                    ---------   ---------   ---------    ---------

     Income before income taxes and cumulative
      effect of a change in an accounting principle                     3,032       2,871       7,111        6,441

Income tax expense                                                        758         718       1,778        1,610
                                                                    ---------   ---------   ---------    ---------

     Income before cumulative effect of a change
      in an accounting principle                                        2,274       2,153       5,333        4,831

Cumulative effect of a change in an accounting principle, net of
  income tax benefit of $1,357                                             --          --       2,281           --
                                                                    ---------   ---------   ---------    ---------

     Net income                                                     $   2,274   $   2,153   $   3,052    $   4,831
                                                                    =========   =========   =========    =========

Net income per share - basic:
  Before cumulative effect of a change in an accounting principle   $    0.38   $    0.32   $    0.86    $    0.73
  Cumulative effect of a change in an accounting principle                 --          --       (0.37)          --
                                                                    ---------   ---------   ---------    ---------
     Net income                                                     $    0.38   $    0.32   $    0.49    $    0.73
                                                                    =========   =========   =========    =========

Net income per share - diluted:
  Before cumulative effect of a change in an accounting principle   $    0.37   $    0.31   $    0.84    $    0.70
  Cumulative effect of a change in an accounting principle                 --          --       (0.36)          --
                                                                    ---------   ---------   ---------    ---------
     Net income                                                     $    0.37   $    0.31   $    0.48    $    0.70
                                                                    =========   =========   =========    =========

Weighted average common and potential common shares
  outstanding:
     Basic                                                              6,037       6,644       6,195        6,625
                                                                    =========   =========   =========    =========
     Diluted                                                            6,163       6,956       6,352        6,925
                                                                    =========   =========   =========    =========

      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                                 Six Months Ended
                                                                               July 4,     June 28,
                                                                                1999        1998
                                                                                ----        ----
                                                                                  (unaudited)
Cash flows from operating activities:
     Net income                                                               $  3,052    $  4,831
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Cumulative effect of a change in an accounting principle                    2,281          --
     Depreciation, amortization and other non-cash charges                       2,093       4,614
     Deferred income taxes                                                       1,193       1,396
     Change in assets and liabilities:
         Accounts receivable                                                       127         296
         Inventories                                                               258        (123)
         Prepaid expenses and other assets                                         118          42
         Accounts payable, accrued expenses and other liabilities               (6,649)     (6,222)
         Accrued income taxes                                                     (152)       (145)
                                                                              --------    --------
              Net cash provided by operating activities                          2,321       4,689
                                                                              --------    --------

Cash flows from investing activities:
     Purchases of property and equipment                                        (2,227)     (4,939)
     Capitalized payments for pre-opening costs and other deferred expenses         --      (1,050)
                                                                              --------    --------
              Net cash used by investing activities                             (2,227)     (5,989)
                                                                              --------    --------

Cash flows from financing activities:
     Principal reduction on obligations to financial institutions               (3,987)     (2,635)
     Proceeds from obligations to financial institutions                        14,958       1,500
     Purchases of treasury stock                                               (11,060)         --
     Net proceeds from issuance of stock                                            59         484
                                                                              --------    --------
              Net cash used by financing activities                                (30)       (651)
                                                                              --------    --------

Effect of exchange rate changes on cash                                             44         (67)
                                                                              --------    --------

Net increase (decrease) in cash and cash equivalents                               108      (2,018)

Cash and cash equivalents at beginning of period                                 2,117       3,437
                                                                              --------    --------

Cash and cash equivalents at end of period                                    $  2,225    $  1,419
                                                                              ========    ========

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         July 4, 1999 and June 28, 1998

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,671,000 and $1,155,000, and income taxes of approximately $706,000 and $351,000, for the six months ended July 4, 1999 and June 28, 1998, respectively. During the first six months of fiscal 1999 and 1998, the Company entered into capital lease arrangements for approximately $2,057,000 and $571,000, respectively, for restaurant equipment.


3) Based on a strategic assessment of recent trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which have all been closed. At July 4, 1999 and January 3, 1999, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $3,696,000 and $4,165,000 representing the lease disposition liabilities related to the closing of these nonperforming restaurants. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results for 1999 and 2000. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets and will contemplate their potential closure upon future operating results. As of July 4, 1999, none of these restaurants have been closed.

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

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The components of comprehensive income for the six months ended July 4, 1999 and June 28, 1998 are as follows:

                                                   July 4, 1999    June 28, 1998
                                                   ------------    -------------
                                                      (amounts in thousands)

            Net Income                                $ 3,052         $ 4,831
            Other comprehensive income (loss):
              Foreign currency translation                 (5)            (73)
                                                      -------         -------
            Total comprehensive income                $ 3,047         $ 4,758
                                                      =======         =======

6) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Revenues increased $3.2 million, or 7.0%, to $48.8 million for the three month period ended July 4, 1999, from $45.6 million during the comparable 1998 period. Of the increase in revenues, $3.8 million was attributable to incremental restaurant revenues from eight new restaurants opened after December 29, 1997 and $0.1 million, or 0.1%, was attributable to additional comparable revenues from restaurants open all of both periods. Average revenue per restaurant open for a full period decreased 0.7%. Revenues for the three closed Bertolini's restaurants (see Note 3) decreased by $0.7 million compared to the second quarter of fiscal 1998.

      Revenues increased $8.2 million, or 8.8%, to $101.5 million for the six month period ended July 4, 1999, from $93.3 million for the comparable 1998 period. Of the increase in revenues, $9.0 million was attributable to incremental restaurant revenues from eight new restaurants opened after December 29, 1997 and $0.2 million, or 0.2%, was attributable to additional comparable revenues from restaurants open all of both periods. Average revenue per restaurant open for a full period increased 0.1%. Revenues for the three closed Bertolini's restaurants (see Note 3) decreased by $1.0 million compared to the first six months of fiscal 1998.

      Percentage changes in comparable restaurant revenues for the three and six month periods ended July 4, 1999 versus June 28, 1998 for restaurants open all of both periods are as follows:

                             Three Months               Six Months
                          Ended July 4, 1999        Ended July 4, 1999
                          Percentage Change         Percentage Change
                          -----------------         -----------------

            Morton's              0.7%                      1.3%
            Bertolini's          -3.5%                     -5.8%
            Total                 0.1%                      0.2%

      Food and beverage costs increased from $15.5 million for the three month period ended June 28, 1998 to $16.5 million for the three month period ended July 4, 1999 and increased from $31.9 million for the six month period ended June 28, 1998 to $34.6 million for the six month period ended July 4, 1999. These costs as a percentage of revenues decreased from 34.1% for the three month period ended June 28, 1998 to 33.9% for the comparable 1999 period and decreased from 34.2% for the six month period ended June 28, 1998 to 34.1% for the comparable 1999 period.

      Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $19.8 million for the three month period ended June 28, 1998 to $21.6 million for the three month period ended July 4, 1999, an increase of $1.8 million. For the six months ended July 4, 1999, these costs increased from $39.9 million during the 1998 period, to $44.0 million for the comparable 1999 period. Those costs as a percentage of revenues increased 0.8% from 43.5% for the three month period ended June 28, 1998 to 44.3% for the three month period ended July 4, 1999 and increased 0.7% from 42.7% for the six month period ended June 28, 1998 to 43.4% for the comparable 1999 period.

      Pre-opening costs, depreciation, amortization and non-cash charges decreased from $2.1 million for the three month period ended June 28, 1998 to $1.2 million for the three month period ended July 4, 1999 and decreased as a percentage of revenues by 2.3%. For the six months ended July 4, 1999, such costs were $2.7 million versus $4.6 million for the comparable 1998 period. Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see Note
4), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three and six month periods ended July 4, 1999 were $0.2 million and $0.6 million, respectively. The amount of pre-opening costs recorded for fiscal 1998 represents pre-opening costs which were amortized over the 12 months following opening. This amortization expense for the three and six month periods ended June 28, 1998 was $1.1 million and $2.6 million, respectively. The timing of restaurant openings affects the amount of such costs.

      General and administrative expenses for the three month period ended July 4, 1999 were $3.9 million, which increased from $3.4 million for the three month period ended June 28, 1998. For the six months ended July 4, 1999, such costs were $8.1 million versus $6.8 million for the comparable 1998 period. The increase in such expense is driven by incremental costs associated with increased restaurant development. Such costs as a percentage of revenues were 8.0% for the three month period ended July 4, 1999, an increase of 0.5% from the three month period ended June 28, 1998 and 8.0% for the six months ended July 4, 1999, an increase of 0.7% from the six month period ended June 28, 1998.

      Marketing and promotional expenses were $1.5 million, an increase of $0.3 million, for the three month period ended July 4, 1999 and $2.9 million, an increase of $0.5 million, for the six month period ended July 4, 1999. Such costs as a percentage of revenues were 3.1% for the three month period ended July 4, 1999, an increase of 0.4% from the three month period ended June 28, 1998 and 2.9% for the six month period ended July 4, 1999, an increase of 0.3% from the comparable 1998 period.

      Interest expense, net of interest income, increased to $1.1 million for the three month period ended July 4, 1999 from $0.6 million for the three month period ended June 28, 1998. For the six month periods ended July 4, 1999 and June 28, 1998, interest expense was $2.0 million and $1.2 million, respectively. The increase in interest expense was due to increased borrowings.

      Income tax expense of $1.8 million for the six month period ended July 4, 1999 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1999, as well as state income taxes.

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

      The Company and BankBoston, N.A. ("BBNA") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $75,000,000, consisting of a $25,000,000 term loan (the "Term Loan") and a $50,000,000 revolving credit facility (the "Revolving Credit"). The final maturity date of the Term Loan and Revolving Credit is December 31, 2004. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At July 4, 1999, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 1.75% on Eurodollar Rate loans. BBNA has syndicated portions of the Credit Facility to First Union Corporation and Imperial Bank.

      As of July 4, 1999 and January 3, 1999, the Company had outstanding borrowings of $35,875,000 and $29,475,000, respectively, under the Credit Agreement. At July 4, 1999, $185,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $38,940,000 and the weighted average interest rate on all borrowings under the Credit Facility was 7.1%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

      Availability under the Credit Agreement is scheduled to reduce on March 31, 2000. Quarterly principal installments on the Term Loan of $250,000 will be due at the end of each calendar quarter from March 31, 2000 through December 31, 2002, $2,500,000 from March 31, 2003 through December 31, 2003 and $3,000,000 from March 31, 2004 through December 31, 2004. The Revolving Credit will be payable in full on December 31, 2004. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to July 4, 1999 amount to $0 in 1999, $1,000,000 in 2000, $1,000,000 in 2001, $1,000,000 in 2002 and $10,000,000 in 2003. The borrowings under the Credit Agreement have been classified as non-current on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments commencing in March 2000.

      The Credit Agreement, among other things, contains certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of July 4, 1999, the Company believes it was in compliance with such covenants.

      On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with BBNA on notional amounts of $10,000,000 each. The terms of the agreements are for three years and may be extended for an additional two years at the option of BBNA.

      In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan"), which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. At July 4, 1999, the outstanding principal balance of the CNL loan was approximately $2,132,000, of which approximately $192,000 is payable within the next fiscal year and therefore has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheet as of July 4, 1999.

      During 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan commitments, aggregating $12,000,000, to fund the purchases of land and the construction for four restaurants. During 1998, $5,315,000 was funded, and during 1999 $4,757,000 was funded, with the interest rates ranging from 7.68% to 8.06% per annum. During the remainder of 1999 an additional $1,928,000 is expected to be funded. Monthly principal and interest payments are scheduled over twenty-year periods. At July 4, 1999, the aggregate outstanding principal balance due to FFCA was approximately $9,998,000, of which approximately $198,000 of principal is payable within the next fiscal year and therefore has been included in

"Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheet for the period ended July 4, 1999.

      During the first six months of fiscal 1999, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $2.9 million. The Company estimates that it will expend up to an aggregate of $12.0 million in 1999 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease and mortgage financing agreements with several financial institutions of which approximately $9.9 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

New Accounting Pronouncement

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued which is effective for fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption in January 2001.

Year 2000

      The Company has instituted a company wide initiative to examine the implications of the Year 2000 on the Company's computer systems and applications to ensure that the Company's computer systems will function properly in the Year 2000 and thereafter. The Company's Year 2000 project is substantially complete with continuous re-testing to be performed until the end of the year. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has also initiated communications with suppliers and other third parties with which it has a business relationship regarding compliance with Year 2000 requirements. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable. Management currently believes that the costs related to the Company's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company has developed plans to test its business critical computer systems prior to the Year 2000, there can be no assurance that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant on a timely basis.

Forward-Looking Statements

      This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, cost increases, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part II - Other Information

Item 1. Legal Proceedings

      An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorneys' fees and costs. The case was subsequently removed to the US District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the U.S. District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a 1997 fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000 (reduced by the Court to $150,000 in fiscal 1998), punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. The Company filed an appeal and on July 12, 1999, settled all claims relating to the lawsuit. The amount of the final settlement, including all related legal and other costs, will not result in an adverse impact on the Company's results of operations or financial position.

      During fiscal 1998, the Company identified several nonperforming Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants which have all been closed. The Company is involved in various legal actions relating to such closures, however, the Company does not believe that the ultimate resolution of these actions will have a material effect beyond that recorded during fiscal 1998. See Note 3 to the Company's consolidated financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          4.04(o) Eleventh Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 20, 1999 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.

          10.17 Promissory Note, dated June 30, 1999, among FFCA Acquisition Corporation and Morton's of
                        Chicago/Schaumburg LLC, a subsidiary of the registrant.

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

                                          MORTON'S RESTAURANT GROUP, INC.
                                          (Registrant)

Date August 16, 1999
                                          By: /s/ ALLEN J. BERNSTEIN
                                              ----------------------------------
                                              Allen J. Bernstein
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Date August 16, 1999                      By: /s/ THOMAS J. BALDWIN
                                              ----------------------------------
                                              Thomas J. Baldwin
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Director

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

Exhibit
Number       Page       Document
------       ----       --------

4.04(o) Eleventh Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 20, 1999 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.

10.17 Promissory Note, dated June 30, 1999, among FFCA Acquisition Corporation and Morton's of
                        Chicago/Schaumburg LLC, a subsidiary of the registrant.

27.0                    Financial Data Schedule