Form 10-Q
period 1999-10-03
MORTONS RESTAURANT GROUP INC
filed 1999-11-12
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999


                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -----------------       ------------------

Commission file number         1-12692
                               -------------------------------------------



                         MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                13-3490149
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. employer
             or organization)                        identification no.)



3333 New Hyde Park Road, Suite 210, New Hyde Park, New York      11042
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (zip code)

                                  516-627-1515
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 11, 1999, the registrant had 5,617,610 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX



 PART I - FINANCIAL INFORMATION                                                                                        PAGE

 Item 1.  Financial Statements
   Consolidated Balance Sheets as of October 3, 1999 and January 3, 1999                                                  3-4

   Consolidated Statements of Income for the three and nine month periods ended October 3, 1999
      and September 27, 1998                                                                                               5

   Consolidated Statements of Cash Flows for the nine month periods ended October 3, 1999
     and September 27, 1998                                                                                                6

   Notes to Consolidated Financial Statements                                                                             7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                               9-13

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                                       13

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                               14

 Item 4.  Submission of Matters to a Vote of Stockholders                                                                 14

 Item 6.  Exhibits and Reports on Form 8-K                                                                                14


 Signatures                                                                                                               15

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)



                                                                                             October 3,           January 3,
                                                                                                1999                 1999
                                                                                                ----                 ----
                                                                                                       (unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                                                  $ 2,625            $  2,117
     Accounts receivable                                                                            973                 894
     Inventories                                                                                  5,612               6,400
     Landlord construction receivables, prepaid expenses and other
      current assets                                                                              2,887               3,920
     Deferred income taxes                                                                        6,093               6,005
                                                                                               --------            --------

           Total current assets                                                                  18,190              19,336
                                                                                               --------            --------

Property and equipment, at cost:
     Furniture, fixtures and equipment                                                           28,078              20,658
     Leasehold improvements                                                                      29,751              25,422
     Land                                                                                         6,203               4,287
     Construction in progress                                                                     2,413               3,248
                                                                                               --------            --------
                                                                                                 66,445              53,615
     Less accumulated depreciation and amortization                                               9,265               7,804
                                                                                               --------            --------
           Net property and equipment                                                            57,180              45,811
                                                                                               --------            --------

Intangible assets, net of accumulated amortization of $4,166 at
     October 3,1999 and $3,861 at January 3, 1999                                                11,829              12,134
Other assets and deferred expenses, net of accumulated
     amortization of $695 at October 3, 1999 and $2,075 at                                        6,542               9,237
     January 3, 1999
Deferred income taxes                                                                             8,429               8,466
                                                                                               --------            --------
                                                                                               $102,170            $ 94,984
                                                                                               ========            ========




                                                                     (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                                                             October 3,       January 3,
                                                                                                1999             1999
                                                                                                ----             ----
                                                                                                    (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $  5,132         $  6,553
     Accrued expenses                                                                          13,585           19,466
     Current portion of obligations to financial institutions
       and capital leases                                                                       3,774            1,801
     Accrued income taxes                                                                         152              372
                                                                                             ---------        ---------

             Total current liabilities                                                         22,643           28,192

Obligations to financial institutions and capital leases,
       less current maturities                                                                 58,036           40,254
Other liabilities                                                                               7,407            3,581
                                                                                             ---------        --------

             Total liabilities                                                                 88,086           72,027
                                                                                             ---------         -------


Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.  Authorized 3,000,000
       shares, no shares issued or outstanding                                                      -                -
     Common stock,  $.01 par value per share.  Authorized
       25,000,000 shares, issued and outstanding 6,757,150 shares at
       October 3, 1999 and 6,661,370 shares at January 3, 1999                                     68               67
     Nonvoting common stock, $.01 par value per share.  Authorized
       3,000,000 shares, no shares issued or outstanding                                            -                -
     Additional paid-in capital                                                                62,827           62,717
     Accumulated other comprehensive income (loss)                                               (117)             (34)
     Accumulated deficit                                                                      (31,472)         (35,597)
     Less treasury stock at cost, 982,790 shares at October 3, 1999 and
       234,400 shares at January 3, 1999                                                      (17,222)          (4,196)
                                                                                             ---------         -------

             Total stockholders' equity                                                        14,084           22,957
                                                                                             ---------        --------

                                                                                             $102,170         $ 94,984
                                                                                             =========        ========



See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)

                                                                             Three Months Ended           Nine Months Ended
                                                                            Oct. 3,      Sept. 27,      Oct. 3,      Sept. 27,
                                                                              1999         1998          1999          1998
                                                                              ----         ----          ----          ----
                                                                                 (unaudited)                 (unaudited)
Revenues                                                                   $ 45,688      $ 40,886     $147,209       $134,201

Food and beverage costs                                                      15,538        14,005       50,176         45,932
Restaurant operating expenses                                                21,246        19,021       65,265         58,904
Pre-opening costs, depreciation, amortization and
    non-cash charges                                                          1,750         1,801        4,472          6,415
General and administrative expenses                                           3,594         3,105       11,703          9,921
Marketing and promotional expenses                                            1,174         1,063        4,114          3,516
Nonrecurring charges (benefit)                                                 (159)         -            (159)          -
Interest expense, net                                                         1,116           532        3,097          1,714
                                                                           --------      --------     --------       --------

          Income before income taxes and cumulative
                effect of a change in an accounting principle                 1,429         1,359        8,541          7,799

Income tax expense                                                              357           340        2,135          1,950
                                                                           --------      --------     --------       --------

         Income before cumulative effect of a change
                in an accounting principle                                    1,072         1,019        6,406          5,849

Cumulative effect of a change in an accounting principle, net of
    income tax benefit of $1,357                                               -             -           2,281           -
                                                                           --------      --------     --------       --------

         Net income                                                        $  1,072      $  1,019     $  4,125       $  5,849
                                                                           ========      ========     ========       ========

Net income per share - basic:
  Before cumulative effect of a change in an accounting principle          $   0.19      $   0.15     $   1.06       $   0.88
  Cumulative effect of a change in an accounting principle                     -             -           (0.38)          -
                                                                           --------      --------     --------       --------
         Net income                                                        $   0.19      $   0.15     $   0.68       $   0.88
                                                                           ========      ========     ========       ========

Net income per share - diluted:
  Before cumulative effect of a change in an accounting principle          $   0.18      $   0.15     $   1.03       $   0.84
  Cumulative effect of a change in an accounting principle                     -             -           (0.37)          -
                                                                           --------      --------     --------       --------
         Net income                                                        $   0.18      $   0.15     $   0.66       $   0.84
                                                                           ========      ========     ========       ========

Weighted average common and potential common shares outstanding:
         Basic                                                                5,777         6,652        6,056          6,634
                                                                           ========      ========     ========       ========
         Diluted                                                              5,920         6,930        6,208          6,927
                                                                           ========      ========     ========       ========


      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                                                    Nine Months Ended
                                                                                                Oct. 3,           Sept. 27,
                                                                                                  1999              1998
                                                                                                  ----              ----
                                                                                                       (unaudited)
Cash flows from operating activities:
     Net income                                                                                 $ 4,125            $ 5,849
     Adjustments to reconcile net income to net cash provided by operating activities:
     Cumulative effect of a change in an accounting principle                                     2,281               -
     Depreciation, amortization and other non-cash charges                                        3,191              6,415
     Deferred income taxes                                                                        1,306              1,650
     Change in assets and liabilities:
         Accounts receivable                                                                        (79)              (483)
         Inventories                                                                                787                (58)
         Prepaid expenses and other assets                                                          (50)               113
         Accounts payable, accrued expenses and other liabilities                                (3,817)            (6,188)
         Accrued income taxes                                                                      (220)              (269)
                                                                                                -------            -------
              Net cash provided by operating activities                                           7,524              7,029
                                                                                                -------            -------

Cash flows from investing activities:
     Purchases of property and equipment                                                         (5,726)            (8,923)
     Capitalized payments for pre-opening costs and other deferred expenses                         -               (2,072)
                                                                                                -------            -------
              Net cash used by investing activities                                              (5,726)           (10,995)
                                                                                                -------            -------

Cash flows from financing activities:
     Principal reduction of obligations to financial institutions and
       capital leases                                                                           (11,376)            (4,296)
     Proceeds from obligations to financial institutions                                         23,058              6,400
     Purchases of treasury stock                                                                (13,026)              -
     Net proceeds from issuance of stock                                                            111                495
                                                                                                -------            -------
              Net cash provided (used) by financing activities                                  (1,233)              2,599
                                                                                                -------            -------

Effect of exchange rate changes on cash                                                             (57)               (55)
                                                                                                -------            -------

Net increase (decrease) in cash and cash equivalents                                                508             (1,422)

Cash and cash equivalents at beginning of period                                                  2,117              3,437
                                                                                                -------            -------

Cash and cash equivalents at end of period                                                      $ 2,625            $ 2,015
                                                                                                =======            =======

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     October 3, 1999 and September 27, 1998

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $2,736,000 and $1,616,000, and income taxes of approximately $929,000 and $797,000, for the nine months ended October 3, 1999 and September 27, 1998, respectively. During the first nine months of fiscal 1999 and 1998, the Company entered into capital lease arrangements for approximately $2,057,000 and $953,000, respectively, for restaurant equipment. In addition, during the third quarter of fiscal 1999 the Company entered into sale-leaseback transactions for existing restaurant equipment aggregating $6,000,000.


3) Based on a strategic assessment of recent trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which have all been closed. At October 3, 1999 and January 3, 1999, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $2,694,000 and $4,165,000 representing the lease disposition liabilities related to the closing of these nonperforming restaurants. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results for 1999 and 2000. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets and will contemplate potential closure upon future operating results. During September 1999, one such underperforming restaurant was closed. (See "Part II - Other Information, Item 1. Legal Proceedings".)

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

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The components of comprehensive income for the nine months ended October 3, 1999 and September 27, 1998 are as follows:

                                                                        OCT. 3, 1999           SEPT. 27, 1998
                                                                        ------------           --------------
                                                                              (amounts in thousands)
               Net income                                               $  4,125                 $  5,849
               Other comprehensive income (loss):
                   Foreign currency translation                              (83)                     (72)
                                                                        --------                 --------
               Total comprehensive income                               $  4,042                 $  5,777
                                                                        ========                 ========


6.) During the third quarter of fiscal 1999, the Company entered into sale-leaseback transactions whereby the Company sold, and leased back, existing restaurant equipment at 15 of its restaurant locations. Aggregate proceeds of $6,000,000 were used to reduce the Company's revolving credit facility. These transactions are being accounted for as financing arrangements. Recorded in the accompanying consolidated balance sheet as of October 3, 1999, are such capital lease obligations, related equipment of $6,000,000, and a deferred gain of $5,440,000, which will be recognized over the three year lives of such transactions.


7) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Revenues increased $4.8 million, or 11.7%, to $45.7 million for the three month period ended October 3, 1999, from $40.9 million during the comparable 1998 period. Of the increase in revenues, $3.4 million was attributable to incremental restaurant revenues from nine new restaurants opened after December 29, 1997 and $2.1 million, or 5.5%, was attributable to additional comparable revenues from restaurants open all of both periods. Average revenue per restaurant open for a full period increased 7.1%. Higher revenues for the third quarter of fiscal 1999 reflect the impact of price increases of approximately 1% commencing in September 1999. Revenues for the four closed Bertolini's restaurants (see Note 3) decreased by $0.7 million compared to the third quarter of fiscal 1998.

         Revenues increased $13.0 million, or 9.7%, to $147.2 million for the nine month period ended October 3, 1999, from $134.2 million for the comparable 1998 period. Of the increase in revenues, $12.5 million was attributable to incremental restaurant revenues from nine new restaurants opened after December 29, 1997 and $2.2 million, or 1.7%, was attributable to additional comparable revenues from restaurants open all of both periods. Average revenue per restaurant open for a full period increased 3.1%. Higher revenues for fiscal 1999 reflect the impact of price increases of approximately 1% in September 1999. Revenues for the four closed Bertolini's restaurants (see Note 3) decreased by $1.7 million compared to the first nine months of fiscal 1998.

         Percentage changes in comparable restaurant revenues for the three and nine month periods ended October 3, 1999 versus September 27, 1998 for restaurants open all of both periods are as follows:

                                        Three Months               Nine Months
                                      Ended Oct. 3,1999         Ended Oct. 3, 1999
                                      PERCENTAGE CHANGE         PERCENTAGE CHANGE
             Morton's                         7.6%                       3.1%
             Bertolini's                     -5.3%                      -5.7%
             Total                            5.5%                       1.7%

        Food and beverage costs increased from $14.0 million for the three month period ended September 27, 1998 to $15.5 million for the three month period ended October 3, 1999 and increased from $45.9 million for the nine month period ended September 27, 1998 to $50.2 million for the nine month period ended October 3, 1999. These costs as a percentage of revenues decreased from 34.3% for the three month period ended September 27, 1998 to 34.0% for the comparable 1999 period and decreased from 34.2% for the nine month period ended
September 27, 1998 to 34.1% for the comparable 1999 period. The Company benefited from lower meat costs.

        Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $19.0 million for the three month period ended September 27, 1998 to $21.2 million for the three month period ended October 3, 1999, an increase of $2.2 million. For the nine months ended October 3, 1999, these costs increased from $58.9 million during the 1998 period, to $65.3 million for the comparable 1999 period. Those costs as a percentage of revenues remained constant at 46.5% for the three month periods ended September 27, 1998 and October 3, 1999 and increased 0.4% from 43.9% for the nine month period ended September 27, 1998 to 44.3% for the comparable 1999 period. Due to a more competitive labor market, such costs have increased.

        Pre-opening costs, depreciation, amortization and non-cash charges remained at $1.8 million for the three month periods ended September 27, 1998 and October 3, 1999 and decreased as a percentage of revenues by 0.6%. For the nine months ended October 3, 1999, such costs were $4.5 million versus $6.4 million for the comparable 1998 period. Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see Note 4), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three and nine month periods ended October 3, 1999 were $0.7 million and $1.3 million, respectively. The amount of pre-opening costs recorded for fiscal 1998 represents pre-opening costs which were amortized over the 12 months following opening. This amortization expense for the three and nine month periods ended September 27, 1998 was $0.8 million and $3.4 million, respectively. The timing of restaurant openings affects the amount of such costs.

        General and administrative expenses for the three month period ended October 3, 1999 were $3.6 million, which increased from $3.1 million for the three month period ended September 27, 1998. For the nine months ended October 3, 1999, such costs were $11.7 million versus $9.9 million for the comparable 1998 period. The increase in such expense is driven by incremental costs associated with increased restaurant development, training and salary costs. Such costs as a percentage of revenues were 7.9% for the three month period ended October 3, 1999, an increase of 0.3% from the three month period ended September 27, 1998 and 7.9% for the nine months ended October 3, 1999, an increase of 0.5% from the nine month period ended September 27, 1998.

        Marketing and promotional expenses were $1.2 million, an increase of $0.1 million, for the three month period ended October 3, 1999 and $4.1 million, an increase of $0.6 million, for the nine month period ended October 3, 1999. Such costs as a percentage of revenues were 2.6% for the three month period ended October 3, 1999, unchanged from the three month period ended September 27, 1998 and 2.8% for the nine month period ended October 3, 1999, an increase of 0.2% from the comparable 1998 period.

        During the third quarter of fiscal 1999, the Company settled all claims relating to a lawsuit (See Part II, Item 1. Legal Proceedings). The amount of the final settlement, including all related legal and other costs, resulted in the Company recording a nonrecurring benefit of approximately $159,000.

        Interest expense, net of interest income, increased to $1.1 million for the three month period ended October 3, 1999 from $0.5 million for the three month period ended September 27, 1998. For the nine month periods ended October 3, 1999 and September 27, 1998, interest expense was $3.1 million and $1.7 million, respectively. The increase in interest expense was due to both increased borrowings and an increase in interest rates.

        Income tax expense of $2.1 million for the nine month period ended October 3, 1999 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 1999, as well as state income taxes.

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

         The Company and BankBoston, N.A. ("BBNA") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $75,000,000, consisting of a $25,000,000 term loan (the "Term Loan") and a $50,000,000 revolving credit facility (the "Revolving Credit"). The final maturity date of the Term Loan and Revolving Credit is December 31, 2004. Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At October 3, 1999, the Company's applicable margin, calculated pursuant to the Credit Agreement, was 0.00% on base rate loans and 2.00% on Eurodollar Rate loans. BBNA has syndicated portions of the Credit Facility to First Union Corporation, Imperial Bank and Chase Manhattan Bank.

         As of October 3, 1999 and January 3, 1999, the Company had outstanding borrowings of $38,275,000 and $29,475,000, respectively, under the Credit Agreement. At October 3, 1999, $185,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $36,540,000 and the weighted average interest rate on all borrowings under the Credit Facility was 7.7%. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans.

         Quarterly principal installments on the Term Loan of $250,000 will be due at the end of each calendar quarter from March 31, 2000 through December 31, 2002, $2,500,000 from March 31, 2003 through December 31, 2003 and $3,000,000 from March 31, 2004 through December 31, 2004. The Revolving Credit will be payable in full on December 31, 2004. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to October 3, 1999 amount to $0 in 1999, $1,000,000 in 2000, $1,000,000 in 2001, $1,000,000 in 2002 and $10,000,000 in 2003. The borrowings under the Credit Agreement have been classified as non-current on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments commencing in March 2000.

         The Credit Agreement, among other things, contains certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations;
(ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of October 3, 1999, the Company believes it was in compliance with such covenants.

         On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with BBNA on notional amounts of $10,000,000 each. The terms of the agreements are for three years and may be extended for an additional two years at the option of BBNA.

         In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan"), which matures on April 1, 2007 and has a 10.02% per annum interest rate. Principal and interest payments will be made over the term of the loan. At October 3, 1999, the outstanding principal balance of the CNL loan was approximately $2,086,000, of which approximately $197,000 is payable within the next fiscal year and therefore has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheet as of October 3, 1999.

         During 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan commitments, aggregating $12,000,000, to fund the purchases of land and the construction for four restaurants. During 1998, $5,315,000 was funded, and during 1999 $4,757,000 was funded, with the interest rates ranging from 7.68% to 8.06% per annum. Monthly principal and interest payments are scheduled over twenty-year periods. At October 3, 1999, the aggregate outstanding principal balance due to FFCA was approximately $9,951,000, of which approximately $202,000 of principal is payable within the next fiscal year and therefore has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheet for the period ended October 3, 1999.

        During the first nine months of fiscal 1999, the Company's net investment in fixed assets and related investment costs, net of capitalized leases approximated $7.0 million. The Company plans to develop five new Morton's of Chicago steakhouse restaurants during the fourth quarter of fiscal 1999. The Company estimates that it will expend up to an aggregate of $12.0 million in 1999 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease, sale-leaseback and mortgage financing agreements with several financial institutions of which approximately $20.0 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

        The Company has authority to purchase up to 1,330,600 shares of the Company's outstanding common stock. As of October 3, 1999, the Company had repurchased 982,790 shares. As of November 11, 1999 the Company had repurchased 1,140,590 shares at an average stock price of $17.47.

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

YEAR 2000

        The Company has instituted a company wide initiative to examine the implications of the Year 2000 on the Company's computer systems and applications to ensure that the Company's computer systems will function properly in the Year 2000 and thereafter. The Company's Year 2000 project is substantially complete with continuous re-testing to be performed until the end of the year. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Company has also initiated communications with suppliers and other third parties with which it has a business relationship regarding compliance with Year 2000 requirements. The Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready. Where practicable, the Company has assessed and, where possible, will attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable. Management currently believes that the costs related to the Company's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.


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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. As of October 3,1999, the exposure to these market risks is not considered material.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

         An employee (Plaintiff) of a subsidiary of the Company, initiated legal action against Morton's of Chicago, Quantum Corporation and unnamed "Doe" defendants on February 8, 1996 in California Superior Court in San Francisco. Plaintiff's, Ms. Wendy Kirkland, complaint alleged under California law, among other things, wrongful constructive termination, sex discrimination and sexual harassment. Plaintiff sought general, special, and punitive damages in unspecified amounts, as well as attorneys' fees and costs. The case was subsequently removed to the US District Court for the Northern District of California. By order dated October 14, 1997, the Court granted Plaintiff's motion for partial summary judgment, finding that an employer is strictly liable under California law for the sexually harassing conduct of the employer's supervisory employees. On November 25, 1997, a jury in the U.S. District Court for the Northern District of California awarded a judgment to the Plaintiff. In conjunction with the judgment, the Company recorded a 1997 fourth quarter nonrecurring, pre-tax charge of $2,300,000, representing compensatory damages of $250,000 (reduced by the Court to $150,000 in fiscal 1998), punitive damages of $850,000, and an estimate of the Plaintiff's and the Company's legal fees and expenses. The Company filed an appeal and on July 12, 1999, settled all claims relating to the lawsuit. The amount of the final settlement, including all related legal and other costs, resulted in the Company recording a nonrecurring benefit of approximately $159,000 in the third quarter of fiscal 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.0            Financial Data Schedule

     (b) Reports on Form 8-K.

         A report on Form 8-K was filed on July 19, 1999 relating to the settlement of a lawsuit.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MORTON'S RESTAURANT GROUP, INC.
                                       (Registrant)



Date      NOVEMBER 12, 1999
                                       By: /s/ ALLEN J. BERNSTEIN
                                           --------------------------------
                                           Allen J. Bernstein
                                           Chairman of the Board, President
                                           and Chief Executive Officer



Date       NOVEMBER 12, 1999           By: /s/ THOMAS J. BALDWIN
                                          ---------------------------------
                                           Thomas J. Baldwin
                                           Executive Vice President,
                                           Chief Financial Officer and Director

                                INDEX TO EXHIBITS




    The following is a list of all exhibits filed as part of this report.

     Exhibit
     NUMBER         PAGE      DOCUMENT

     27.0                     Financial Data Schedule