Form 10-K
period 2000-01-02
MORTONS RESTAURANT GROUP INC
filed 2000-03-31
CIK 883981

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended      January 2, 2000
                                    --------------------------------------------
                                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                           to
                                -----------------------      -------------------

Commission file number     1-12692
                           -----------------------------------------------------

                         MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  13-3490149
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                           identification no.)

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

           Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class                              Name of exchange

   Common Stock, $.01 par value                       New York Stock Exchange
  -------------------------------------           ------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was $86,536,623.

As of March 23, 2000, the registrant had 4,828,374 shares of its common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) portions of the registrant's annual report to stockholders for the fiscal year ended January 2, 2000 (the "Annual Report") are incorporated by reference into Part II hereof; and

(2) portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Morton's Restaurant Group, Inc. was incorporated as a Delaware corporation on October 3, 1988. As used in this Report, the terms "MRG" or "Company" refer to Morton's Restaurant Group, Inc. and its consolidated subsidiaries.

     At January 2, 2000, the Company owned and operated 50 Morton's of Chicago Steakhouse restaurants ("Morton's") and 8 Bertolini's Authentic Trattoria restaurants ("Bertolini's"). These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

     The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board, President and Chief Executive Officer and vice presidents responsible for site selection and development, finance, and administration.

     The Company plans to expand by adding new Morton's of Chicago steakhouse restaurants. No new Bertolini's are planned for 2000. The Company has no agreements or letters of intent with respect to any potential acquisition. However, the Company has investigated, and may possibly continue to investigate, the acquisition of other restaurant concepts. The Company does not currently intend to develop a franchise program for any of its concepts.

     There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS

     At January 2, 2000, the Company owned and operated 50 Morton's of Chicago steakhouses (47 in the United States and one each in Toronto, Canada; Hong Kong; and Singapore) located in 46 cities. Morton's offers its clientele a combination of excellent service and large quantities of the highest quality menu items. Morton's has received awards in many locations for the quality of its food and hospitality. Morton's serves USDA prime aged beef, including, among others, a 24 oz. porterhouse, a 20 oz. NY strip sirloin and a 16 oz. ribeye. Morton's also offers fresh fish, lobster, veal and chicken. All Morton's have identical dinner menu items. While the emphasis is on beef, the menu selection is broad enough to appeal to many taste preferences. The Morton's dinner menu consists of a tableside presentation by the server of many of the dinner items, including a 48 oz. porterhouse steak and a live Maine lobster, and all Morton's restaurants feature an open display kitchen where steaks are prepared. Each restaurant has a fully stocked bar with a complete list of name brands and an extensive premium wine list that offers approximately 175 selections.

     Morton's caters primarily to high-end, business-oriented clientele. During the year ended January 2, 2000, the average per-person check, including dinner and lunch, was approximately $67.75. Management believes that a vast majority of Morton's weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 32% of Morton's revenues during fiscal 1999. In the nine Morton's serving both dinner and lunch during fiscal 1999, dinner service accounted for approximately 86% of revenues and lunch service accounted for approximately 14%. All Morton's are open seven days a week. Those 41 Morton's serving only dinner are typically open from 5:30 p.m. to 11:30 p.m., while those Morton's serving both dinner and lunch are also typically open from 11:30 a.m. to 2:30 p.m. for the lunch period. 49 Morton's (including all restaurants opened since the 1989 acquisition) have on-premises, private dining and meeting facilities referred to as "Boardrooms". During fiscal 1999, Boardroom revenues were approximately 19% of sales in those locations offering Boardrooms.

     Morton's believes that its operations and cost systems, developed over 21 years, enable Morton's to maintain tight controls over operating expenses. The cooking staff is highly trained and experienced. Uniform staffing patterns throughout Morton's restaurants enhance operating efficiencies. Morton's management believes that its centralized sourcing from primary suppliers of USDA prime aged beef gives it significant cost and availability advantages over many independent restaurants. Morton's purchases Midwest-bred, grain-fed, USDA prime aged beef (approximately the finest two to three percent of a 1,200 pound steer).

BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS

     At January 2, 2000, the Company owned and operated 8 Bertolini's, located in seven cities. Bertolini's is a white tablecloth, authentic Italian trattoria, which provides table service in a casual dining atmosphere. For the year ended January 2, 2000, Bertolini's average per-person check, including dinner and lunch, was approximately $20.25. Bertolini's restaurants are open seven days a week, for dinner and lunch, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 1999, dinner service accounted for approximately 68% of revenues and lunch service accounted for approximately 32%. Sales of alcoholic beverages accounted for approximately 21% of Bertolini's revenues during fiscal 1999.

     Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge representing the write-down of impaired Bertolini's restaurant assets, and the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants, as well as other items. During fiscal 1999 four such restaurants were closed. See Note 3 to the Company's consolidated financial statements.

SITE DEVELOPMENT AND EXPANSION

General. To date, the Company has attempted to maximize its capital resources by obtaining substantial development or rent allowances from its landlords. The Company's leases typically provide for substantial landlord development and or rent allowances and an annual percentage rent based on gross revenues, subject to market-based minimum annual rents. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants.

     The costs of opening a Morton's vary by restaurant depending upon, among other things, the location of the site and construction required. The Company generally leases its restaurant sites and operates both free-standing and in-line restaurants. In recent years, the Company has received substantial landlord development and or rent allowances for leasehold improvements, furniture, fixtures and equipment. The Company currently targets its average cash investment, net of such landlord allowances in new restaurants, in leased premises, to be less than $2.0 million per restaurant, although the Company may expend greater amounts for particular restaurants.

     During 1999, the Company purchased one parcel of land to develop as a Morton's. During 1998, the Company executed contracts to purchase five parcels of land to develop four Morton's and one Bertolini's. As of March 2000, of these, three Morton's and one Bertolini's were built and opened, and two properties are under development as Morton's.

     The Company believes that the locations of its restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed specific criteria by which each prospective site is evaluated. Potential sites are generally sought in major metropolitan areas. Management considers such factors as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, area restaurant competition, accessibility and visibility. The Company's ability to open new restaurants depends upon locating satisfactory sites, negotiating favorable lease terms, securing appropriate government permits and approvals, obtaining liquor licenses and recruiting or transferring additional qualified management personnel. For these and other reasons, there can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

     The standard decor and interior design of each of the Company's restaurant concepts can be readily adapted to accommodate different types of locations.

MORTON'S. The first Morton's was opened in 1978 in downtown Chicago, where Morton's headquarters are still located. From 1978 to 1989, Morton's expanded to a group of nine restaurants in nine cities. Since the 1989 acquisition by the Company, Morton's has grown from nine to 50 restaurants through March 1, 2000. During 1999, new Morton's opened in Boca Raton, FL; Hong Kong; Indianapolis, IN; Kansas City, MO; Schaumburg, IL; Scottsdale, AZ; and Seattle, WA. Two Morton's were relocated within Nashville, TN and within Philadelphia, PA.

     Morton's are very similar in terms of style concept and decor and are located in retail, hotel, commercial and office building complexes in major metropolitan areas and urban centers. Management believes that fixed investment costs and occupancy costs have been relatively low, as appropriate space for new Morton's restaurants has been readily available. The approximate gross costs to the Company, for the seven Morton's opened or relocated, in leased premises, between January 4, 1999 and March 1, 2000, ranged from $1.9 million to $3.1 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment, and pre-opening expenses. These aggregate per-restaurant costs were substantially offset by landlord development and or rent allowances ranging from $0.9 million to $1.1 million and equipment lease financings of approximately $0.4 million. The Company's average net cash investment for those seven restaurants was approximately $1.2 million, in each case, net of landlord development and or rent allowances and restaurant equipment lease financings. The approximate gross costs to the Company, for the two restaurants built, on properties owned by the Company, including costs for land acquisition, construction improvements, furniture, fixtures, equipment and pre-opening expenses averaged $4.8 million. Such amounts were substantially reduced by proceeds from mortgage and restaurant equipment lease financings.

     The Company plans to continue the development of Morton's and has selected several possible domestic and international sites for further expansion.

BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS. The first Bertolini's opened in Las Vegas in May 1992, and is located in the Forum Shops Mall, adjacent to Caesar's Palace Casino. At January 2, 2000 the Company owned and operated eight Bertolini's. No Bertolini's were opened during fiscal 1999 and none are planned for fiscal 2000.

RESTAURANT LOCATIONS

The Company owned and operated 50 Morton's and 8 Bertolini's as of March 1, 2000. The following table provides information with respect to those restaurants which are open:


MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS                       DATE OPENED
------------------------------------------                       -----------
           Chicago, IL (1)                                      December 1978
           Washington (Georgetown), DC                          November 1982
           Westchester/Oakbrook, IL                             June 1986
           Dallas, TX                                           May 1987
           Boston, MA                                           December 1987
           Rosemont, IL                                         June 1989
           Cleveland, OH                                        September 1990
           Tysons Corner, VA                                    November 1990
           Columbus, OH                                         April 1991
           Cincinnati, OH                                       August 1991
           San Antonio, TX                                      September 1991
           Palm Beach, FL                                       November 1991
           Minneapolis, MN                                      December 1991
           Beverly Hills, CA (2)                                October 1992
           Detroit (Southfield), MI                             November 1992
           Las Vegas, NV                                        January 1993
           Sacramento, CA                                       May 1993
           Pittsburgh, PA                                       August 1993
           New York (Midtown Manhattan), NY                     October 1993
           St. Louis (Clayton), MO                              December 1993
           Palm Desert, CA                                      January 1994
           Atlanta (Buckhead), GA                               March 1994
           Charlotte, NC                                        July 1994
           San Francisco, CA                                    November 1994
           Dallas (Addison), TX                                 November 1994
           Costa Mesa (Orange), CA                              March 1995
           Denver, CO                                           March 1995
           Atlanta (Downtown), GA                               November 1995
           Houston, TX                                          January 1996
           Phoenix, AZ                                          March 1996
           Orlando, FL                                          March 1996
           New York (Downtown Manhattan), NY                    June 1996
           Washington (Connecticut Ave.), DC                    January 1997




MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS (CONTINUED)           DATE OPENED
------------------------------------------------------           -----------
           San Diego, CA                                         April 1997
           Baltimore, MD                                         August 1997
           Miami, FL                                             December 1997
           Stamford, CT                                          February 1998
           Singapore                                             May 1998
           North Miami Beach, FL                                 July 1998
           Toronto, Canada                                       September 1998
           Portland, OR                                          December 1998
           Nashville, TN (3)                                     January 1999
           Scottsdale, AZ                                        January 1999
           Philadelphia, PA (4)                                  July 1999
           Boca Raton, FL                                        August 1999
           Kansas City, MO                                       October 1999
           Indianapolis, IN                                      November 1999
           Schaumburg, IL                                        December 1999
           Hong Kong                                             December 1999
           Seattle, WA                                           December 1999



BERTOLINI'S AUTHENTIC TRATTORIAS                             DATE OPENED
--------------------------------                             -----------
             Las Vegas, NV                                      May 1992
             Washington, DC                                     September 1995
             Rockville, MD                                      October 1995
             King of Prussia, PA                                November 1995
             Irvine, CA                                         November 1995
             Indianapolis, IN                                   October 1996
             Charlotte, NC                                      July 1997
             West Las Vegas, NV                                 December 1998



     Additional sites are under active review for potential new Morton's restaurants to open. The Company has executed agreements to open Morton's of Chicago Steakhouses in Denver, CO; Great Neck (Long Island), NY; Hartford, CT; Jacksonville, FL; San Juan, Puerto Rico; and Vancouver, Canada. The Company currently intends to open approximately seven to eight new Morton's restaurants during 2000. There can be no assurance, however, that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

(1)  Excludes Morton's Boardroom Banquet facilities.
(2)  Operates under the name "Arnie Morton's of Chicago."
(3) The Morton's Nashville, TN location was relocated in January 1999 to a new site. The original location had been opened since September, 1992.
(4) The Morton's Philadelphia, PA location was relocated in July 1999 to a new site. The original location had been opened since May, 1985.

RESTAURANT OPERATIONS AND MANAGEMENT

     Morton's and Bertolini's restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Operations for the Company's restaurants are supervised by regional managers, each of whom is responsible for several restaurants and report to a division vice president. Division vice president and regional managers meet frequently with senior management to review operations and to resolve any issues. Working in concert with division vice presidents, regional managers and restaurant general managers, senior management defines operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for division vice presidents, regional managers and certain restaurant managers.

     The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are developed from the Company's restaurant personnel, must complete a training program of typically eight to twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service and proper accounting for restaurant operations. The Company holds regular meetings of its restaurant managers to discuss menu items, continuing training and other aspects of business management.

     The staff for a typical Morton's consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Bertolini's consists of one general manager and up to six assistant managers, and approximately 100 hourly employees. Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in its employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, strives to be responsive to the employees' concerns and meets regularly with employees at each of the restaurants.

     The Company devotes considerable attention to controlling food costs. The Company makes extensive use of information technology providing management with pertinent information on daily revenues and inventory requirements, thus minimizing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company's ability to obtain certain volume-based discounts. In addition, each Morton's and Bertolini's have similar menu items and common operating methods, allowing for more simplified management operating controls.

     The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and reporting requirements. Revenue, cost and related information is collected daily for each restaurant. Restaurant managers are provided with operating statements for their respective restaurants. Cash and credit card receipts are controlled through daily deposits to local operating accounts, the balances of which are wire transferred or deposited to cash concentration accounts.

PURCHASING

     The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. The Company has no long-term contracts for any food items used in its restaurants. The Company currently does not engage in any futures contracts and all purchases are made at prevailing market or contracted prices. While management believes adequate alternative sources of supply are readily available, these alternative sources might not provide as favorable terms to the Company as its current suppliers when viewed on a long-term basis. All of Morton's USDA prime aged beef is shipped to Morton's restaurants by refrigerated common carrier from its primary Chicago-based suppliers. All other products used by Morton's are procured locally based on strict Company specifications. Bertolini's restaurants also adhere to strict product specifications and use, national, regional, and local suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are sent for payment to the headquarters office.

MARKETING

     Management believes that the Company's commitment to quality food, hospitality and value/price is the most effective approach to attracting guests. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new customers. The Company utilizes public relations consultants, local restaurant promotions and limited print, billboard and direct mail advertising. The Company's expenditure for advertising, marketing and promotional expenses, as a percentage of its revenues, was 2.7% during fiscal 1999.

COMPETITION

     The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors varies widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and menu price points. The Company's restaurants compete with a number of restaurants within their markets, both locally owned restaurants and other restaurants which are members of regional or national chains. Some of the Company's competitors are significantly larger and have greater financial and other resources and greater name recognition than the Company and its restaurants. Many of such competitors have been in existence longer than the Company and are better established in areas where the Company's restaurants are, or are planned to be, located. The restaurant business is often affected by changes in consumer taste and spending habits, national, regional or local economic conditions, population and traffic patterns and weather. In addition, factors such as inflation, increased costs, food, labor and benefits and the lack of experienced management and hourly staff employees may adversely affect the restaurant industry in general and, in particular, the Company's restaurants.

SERVICE MARKS AND TRADEMARKS

     The Company has registered the names Morton's, Morton's of Chicago, Bertolini's and certain other names used by its restaurants as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. The Company is aware of names similar to that of the Company's restaurants used by third parties in certain limited geographical areas, although the

Company does not anticipate that such use will prevent the Company from using its marks in such areas. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

GOVERNMENT REGULATION

     The Company's business is subject to extensive Federal, state and local government regulation, including those relating to, among others, alcoholic beverage control, public health and safety, zoning and fire codes. Failure to obtain or retain food, liquor or other licenses would adversely affect the operations of the Company's restaurants. While the Company has not experienced and does not anticipate any problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area. Approximately 32% and 21% of the revenues of Morton's and Bertolini's, respectively, for fiscal 1999 were attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses to sell liquor, beer, wine and food. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company, or its employees, of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, each restaurant is operated in accordance with certain standards and procedures designed to comply with applicable codes and regulations.

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

     The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management believes that Federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants.

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

EMPLOYEES

     As of January 2, 2000, the Company had 3,518 employees, of whom 2,993 were hourly restaurant employees, 422 were salaried restaurant employees engaged in administrative and supervisory capacities and 103 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits and cost increases, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

ITEM 2.  PROPERTIES

     The Company's restaurants are generally located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from 1 to 40 years. The Company's leases typically provide for renewal options for terms ranging from five years to twenty years. Restaurant leases provide for a specified annual rent, and most leases call for additional or contingent rent based on revenues above specified levels. Generally, leases are "net leases" which require the Company's subsidiary to pay its pro rata share of taxes, insurance and maintenance costs. In some cases, the Company or another subsidiary guarantees the performance of new leases of the tenant subsidiary for a portion of the lease term, typically not exceeding the first five years. The Company currently operates four restaurants on properties which it owns.

     The Company maintains its executive offices, in leased space, of approximately 9,800 square feet in New Hyde Park, New York and approximately 15,100 square feet in Chicago. The Company believes its current office and operating space is suitable and adequate for its intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

        During fiscal 1998, the Company identified several under performing Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants which have all been closed. The Company is involved in legal action relating to such closures, however, the Company does not believe that the ultimate resolution of these actions will have a material effect beyond that recorded during fiscal 1998.

        The Company is also involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources. See Note 3 to the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Company's executive officers:


              NAME                     AGE                                       POSITION
              ----                     ---                                       --------

Allen J. Bernstein (1)                 54                 Chairman of the Board, President and Chief Executive Officer

Thomas J. Baldwin                      44                 Executive Vice President, Chief Financial Officer,
                                                          Assistant Secretary, Treasurer and Director

Agnes Longarzo                         61                 Vice President-Administration and Secretary

Allan C. Schreiber                     59                 Senior Vice President-Development

Klaus W. Fritsch                       56                 Vice Chairman and Co-Founder-Morton's of Chicago

John T. Bettin                         44                 President-Morton's of Chicago


(1)  Member of Executive Committee of the Board of Directors.

     Allen J. Bernstein has been Chairman of the Board of the Company since October 1994 and Chief Executive Officer and a Director of the Company since December 1988. He has been President of the Company since September 1997 and was previously President of the Company from December 1988 through October 1994. Mr. Bernstein has worked in many various aspects of the restaurant industry since 1970. Mr. Bernstein is also a director of Dave and Busters, Inc., Charlie Browns Acquisition Corp., Luther's Acquisition Corp. and Wilshire Restaurant Group, Inc.

     Thomas J. Baldwin was elected a Director of the Company in November 1998 and Executive Vice President in January 1997. He previously served as Senior Vice President, Finance of the Company since June 1992, and Vice President, Finance since December 1988. In addition, Mr. Baldwin has been Chief Financial Officer, Assistant Secretary and Treasurer of the Company since December 1988. His previous experience includes seven years at General Foods Corp., now a subsidiary of Kraft General Foods/Philip Morris Companies, Inc., where he worked in various financial management and accounting positions and two years at Citicorp where he served as Vice President responsible for strategic planning and financial analysis at a major corporate banking division. Mr. Baldwin is also a director of Charlie Browns Acquisition Corp. Mr. Baldwin is a licensed certified public accountant in the State of New York.

     Agnes Longarzo has been Vice President of Administration and Secretary of the Company since December 1988. Ms. Longarzo had been Vice President of Administration and Corporate Secretary for Le Peep Restaurants, Inc. from March 1983 to December 1988. Prior to joining Le Peep Restaurants, Inc., Ms. Longarzo served as the Director of Administration of Wenco Food Systems, Inc.

     Allan C. Schreiber has been Senior Vice President, Development since January 1999, Vice President of Real Estate since January 1996 and Director of Real Estate since November 1995. Mr. Schreiber had been a Senior Managing Director at The Galbreath Company since 1991. Prior to joining Galbreath, he served as an Executive Vice President of National Westminster Bank USA from 1982 to 1991. Previously, Mr. Schreiber had been a Vice President and Division Executive of the Chase Manhattan Bank.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Price Range of Common Stock and Related Matters" contained on page 40 of the Company's Annual Report is hereby incorporated by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     "Selected Financial Information" contained on page 3 of the Company's Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 19 to 24 of the Company's Annual Report is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     "Quantitative and Qualitative Disclosures about Market Risks" contained on page 24 of the Company's Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following items are hereby incorporated by reference to the Company's Annual Report on the pages indicated:


                                                                                          PAGE
                                                                                          ----

(i)    Independent Auditors' Report                                                        25

(ii)   Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999               26

(iii)  Consolidated Statements of Operations
       For the years ended January 2, 2000, January 3, 1999 and December 28, 1997          27

(iv)   Consolidated Statements of Stockholders' Equity
       For the years ended January 2, 2000, January 3, 1999 and December 28, 1997          28

(v)    Consolidated Statements of Cash Flows
       For the years ended January 2, 2000, January 3, 1999 and December 28, 1997          29

(vi)   Notes to Consolidated Financial Statements                                         30-39


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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement is hereby incorporated by reference.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
10-K:

     (1)  ALL FINANCIAL STATEMENTS
          The response to this portion of Item 14 is set forth in Item 8 of
          Part II hereof.

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

                                          MORTON'S RESTAURANT GROUP, INC.

                                          (Registrant)

Date  March 31, 2000                      By: /s/ Allen J. Bernstein
      ----------------------                 -----------------------------------
                                              Allen J. Bernstein
                                              Chairman of the Board of Directors, President,
                                              and Chief Executive Officer (Principal Executive
                                              Officer)

Date  March 31, 2000                      By: /s/ Thomas J. Baldwin
      ----------------------                 -----------------------------------
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


Date  March 31, 2000                      By: /s/ Allen J. Bernstein
      ----------------------                 -----------------------------------
                                              Allen J. Bernstein
                                              Chairman of the Board of Directors, President,
                                              and Chief Executive Officer (Principal Executive
                                              Officer)

Date  March 31, 2000                      By: /s/ Thomas J. Baldwin
      ----------------------                 -----------------------------------
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


Date  March 31, 2000                      By: /s/ Lee M. Cohn
      ----------------------                 -----------------------------------
                                              Lee M. Cohn
                                              Director



Date  March 31, 2000                      By: /s/ Dianne H. Russell
      ----------------------                 -----------------------------------
                                              Dianne H. Russell
                                              Director



Date  March 31, 2000                      By: /s/ Alan A. Teran
      ----------------------                 -----------------------------------
                                              Alan A. Teran
                                              Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (CONTINUED)

Date  March 31, 2000                      By: /s/ John K. Castle
      ----------------------                 -----------------------------------
                                              John K. Castle
                                              Director



Date: March 31, 2000                      By: /s/ Dr. John J. Connolly
      ----------------------                 -----------------------------------
                                              Dr. John J. Connolly
                                              Director



Date  March 31, 2000                      By: /s/ David B. Pittaway
      ----------------------                 -----------------------------------
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

       (n) Tenth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated November 18, 1998 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent. (17)

       (o) Eleventh Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated May 20, 1999 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent. (19)

  4.05 Rights Agreement, dated as of December 15, 1994, between the Registrant and The First National Bank of Boston as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit B thereto the form of Rights Certificate and as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock. (5)

 10.01+ Morton's of Chicago, Inc. Profit Sharing and Cash Accumulation Plan as Amended Effective January 1, 1989. (4)

 10.02 Commercial Lease, between American National Investor Services, Inc. and Morton's of Chicago, Inc., dated October 15, 1992, relating to the executive offices of Morton's located at 350 West Hubbard Street, Chicago, Illinois. (2)

 10.03 Commercial Lease, between X-Cell Realty Associates and the Registrant, dated January 18, 1994 relating to the executive offices of the Registrant located at 3333 New Hyde Park Road, Suite 210, New Hyde Park, New York 11042. (3)

 10.04 (a)+    Change of Control Agreement, dated December 15, 1994, between the
               Registrant and Allen J. Bernstein. (4)

       (b)+ Change of Control Agreement, dated December 15, 1994, between the Registrant and Thomas J. Baldwin. (4)

 10.05+ Second Amended and Restated Employment Agreement, dated as of February 28, 1995, between the Registrant and Allen J. Bernstein.
               (4)

 10.06+        Quantum Restaurant Group, Inc. Stock Option Plan. (7)

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

 10.10 Amended and Restated Promissory Note, dated September 18, 1998, among FFCA Acquisition Corporation and Morton's of Chicago/North Miami Beach, Inc., a subsidiary of the Registrant. (16)

 10.11+ First Amendment to the Second Amended and Restated Employment Agreement, dated October 1, 1998, between the Registrant and Allen J. Bernstein. (16)

 10.12 Amended and Restated Promissory Note, dated March 19, 1999, among FFCA Acquisition Corporation and Morton's of Chicago/Scottsdale, Inc., a subsidiary of the Registrant. (18)

 10.13 Amended and Restated Promissory Note, dated March 17, 1999, among FFCA Acquisition Corporation and Bertolini's at Village Square, Inc., a subsidiary of the Registrant. (18)

 10.14 +       Form of Indemnification Agreement for Directors and Executive
               Officers.

 10.15 +       Morton's Restaurant Group, Inc. Employee Stock Purchase Plan.
               (20)

 10.16 Amended and Restated Promissory Note, dated January 31, 2000, among FFCA Acquisition Corporation and Morton's of
               Chicago/Schaumburg, Inc., a subsidiary of the Registrant.

 13.01 Registrant's Annual Report to Stockholders for the year ended January 2, 2000. Except for the portions thereof which are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

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

       (14) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated March 29, 1998.

       (15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 28, 1998.

       (16) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated September 27, 1998

       (17) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1999 and incorporated by reference.

       (18) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated April 4, 1999.

       (19) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated July 4, 1999.

       (20) Included as an exhibit to the Registrant's Form S-8 dated August 27, 1999.

   + Management contracts or compensatory plans or arrangements required to be filed as an exhibit to the Registrant's Annual Report on Form 10-K pursuant to Item 14 (a)(3) of this Form 10-K.