Form 10-Q
period 2000-04-02
MORTONS RESTAURANT GROUP INC
filed 2000-05-16
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------

Commission file number         1-12692
                               -------------------------------------------------



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 5, 2000, the registrant had 4,768,632 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

 PART I - FINANCIAL INFORMATION                                                              PAGE
 Item 1.  Financial Statements

   Consolidated Balance Sheets as of April 2, 2000 and January 2, 2000                        3-4

   Consolidated Statements of Income for the three month periods ended April 2, 2000 and
     April 4, 1999                                                                             5

   Consolidated Statements of Cash Flows for the three month periods ended April 2, 2000
     and April 4, 1999                                                                         6

   Notes to Consolidated Financial Statements                                                 7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                   9-13

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                   14

 Item 4.  Submission of Matters to a Vote of Stockholders                                     14

 Item 6.  Exhibits and Reports on Form 8-K                                                    14


 Signatures                                                                                   15

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)

                                                                      April 2,  January 2,
                                                                       2000       2000
                                                                       ----       ----
                                                                          (unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                       $  2,289   $  5,806
     Accounts receivable                                                1,653      1,093
     Inventories                                                        6,637      7,134
     Landlord construction receivables, prepaid expenses and other
     current assets                                                     2,815      2,724
     Deferred income taxes                                              6,060      5,699
                                                                     --------   --------

           Total current assets                                        19,454     22,456
                                                                     --------   --------

Property and equipment, at cost:
     Furniture, fixtures and equipment                                 30,144     30,696
     Leasehold improvements                                            37,740     38,002
     Land                                                               6,236      6,236
     Construction in progress                                           6,206      2,281
                                                                     --------   --------
                                                                       80,326     77,215
     Less accumulated depreciation and amortization                    11,846     10,500
                                                                     --------   --------
           Net property and equipment                                  68,480     66,715
                                                                     --------   --------

Intangible assets, net of accumulated amortization of $4,392 at
     April 2, 2000 and $4,286 at January 2, 2000                       11,603     11,709
Other assets and deferred expenses, net of accumulated
     amortization of $599 at April 2, 2000 and $698 at
     January 2, 2000                                                    6,076      5,970
Deferred income taxes                                                   6,322      7,511
                                                                     --------   --------
                                                                     $111,935   $114,361
                                                                     ========   ========


                                                                     (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                                           April 2,  January 2,
                                                                             2000       2000
                                                                             ----       ----
                                                                               (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $   5,983    $   7,870
     Accrued expenses                                                        19,317       22,036
     Current portion of obligations to financial institutions
       and capital leases                                                     4,375        4,422
     Accrued income taxes                                                       369          140
                                                                          ---------    ---------

             Total current liabilities                                       30,044       34,468

Obligations to financial institutions and capital leases,
     less current maturities                                                 70,689       60,970
Other liabilities                                                             6,458        6,855
                                                                          ---------    ---------

             Total liabilities                                              107,191      102,293
                                                                          ---------    ---------


Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.  Authorized 3,000,000
       shares, no shares issued or outstanding                                  -            -
     Common stock,  $.01 par value per share.  Authorized
       25,000,000 shares, issued and outstanding 6,758,575 shares at
       April 2, 2000 and 6,758,200 shares at January 2, 2000                     68           68
     Nonvoting common stock, $.01 par value per share.  Authorized
       3,000,000 shares, no shares issued or outstanding                        -            -
     Additional paid-in capital                                              62,853       62,849
     Accumulated other comprehensive income (loss)                              (72)         (79)
     Accumulated deficit                                                    (24,095)     (27,146)
     Less treasury stock at cost, 1,979,326 shares at April 2, 2000 and
       1,381,190 shares at January 2, 2000                                  (34,010)     (23,624)
                                                                          ---------    ---------

           Total stockholders' equity                                         4,744       12,068
                                                                          ---------    ---------

                                                                          $ 111,935    $ 114,361
                                                                          =========    =========


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)

                                                                    Three Months Ended
                                                                    April 2,  April 4,
                                                                      2000      1999
                                                                      ----      ----
                                                                        (unaudited)
Revenues                                                            $63,595   $ 52,747

Food and beverage costs                                              21,422     18,119
Restaurant operating expenses                                        26,352     22,425
Pre-opening costs, depreciation, amortization and
    non-cash charges                                                  3,080      1,557
General and administrative expenses                                   5,058      4,229
Marketing and promotional expenses                                    1,876      1,427
Interest expense, net                                                 1,448        910
                                                                    -------   --------

          Income before income taxes and cumulative
                effect of a change in an accounting principle         4,359      4,080

Income tax expense                                                    1,308      1,020
                                                                    -------   --------

         Income before cumulative effect of a change
                in an accounting principle                            3,051      3,060

Cumulative effect of a change in an accounting principle, net of
    income tax benefit of $1,357                                        -        2,281
                                                                    -------   --------

          Net income                                                $ 3,051   $    779
                                                                    =======   ========


Net income per share - basic:
  Before cumulative effect of a change in an accounting principle   $  0.60   $   0.48
  Cumulative effect of a change in an accounting principle              -        (0.36)
                                                                    -------   --------
         Net income                                                 $  0.60   $   0.12
                                                                    =======   ========

Net income per share - diluted:
  Before cumulative effect of a change in an accounting principle   $  0.58   $   0.47
  Cumulative effect of a change in an accounting principle              -        (0.35)
                                                                    -------   --------
         Net income                                                 $  0.58   $   0.12
                                                                    =======   ========

Weighted average shares outstanding:

         Basic                                                        5,093      6,354
                                                                    =======   ========
         Diluted                                                      5,232      6,541
                                                                    =======   ========

      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                                        Three Months Ended
                                                                                        April 2,    April 4,
                                                                                          2000       1999
                                                                                          ----       ----
                                                                                           (unaudited)
Cash flows from operating activities:
     Net income                                                                        $  3,051    $   779
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Cumulative effect of a change in an accounting principle                               -        2,281
     Depreciation, amortization and other non-cash charges                                2,319      1,115
     Deferred income taxes                                                                  828        693
     Change in assets and liabilities:
         Accounts receivable                                                               (562)        97
         Inventories                                                                        492         66
         Prepaid expenses and other assets                                                 (151)       539
         Accounts payable, accrued expenses and other liabilities                        (4,724)    (4,815)
         Accrued income taxes                                                               229       (293)
                                                                                       --------    -------
              Net cash provided by operating activities                                   1,482        462
                                                                                       --------    -------

Cash flows from investing activities:
     Purchases of property and equipment                                                 (3,456)    (1,372)
                                                                                       --------    -------
              Net cash used by investing activities                                      (3,456)    (1,372)
                                                                                       --------    -------

Cash flows from financing activities:
     Principal reduction on obligations to financial institutions and capital leases     (4,084)    (2,945)
     Proceeds from obligations to financial institutions and capital leases              12,927      8,035
     Purchases of treasury stock                                                        (10,386)    (3,867)
     Net proceeds from issuance of stock                                                      4         20
                                                                                       --------    -------
              Net cash (used) provided by financing activities                           (1,539)     1,243
                                                                                       --------    -------

Effect of exchange rate changes on cash                                                      (4)       (33)
                                                                                       --------    -------

Net increase (decrease) in cash and cash equivalents                                     (3,517)       300

Cash and cash equivalents at beginning of period                                          5,806      2,117
                                                                                       --------    -------

Cash and cash equivalents at end of period                                             $  2,289    $ 2,417
                                                                                       ========    =======


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         April 2, 2000 and April 4, 1999

1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc. (the "Company") for the fiscal year ended January 2, 2000 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 31, 2000.

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,207,000 and $785,000, and income taxes of approximately $309,000 and $632,000, for the three months ended April 2, 2000 and April 4, 1999, respectively. During the first quarter of fiscal 2000 and 1999, the Company entered into capital lease arrangements for restaurant equipment of approximately $843,000 and $352,000, respectively.

3) Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which have all been closed. At April 2, 2000 and January 2, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $2,451,000 and $2,582,000 representing the lease disposition liabilities related to the closing of these nonperforming restaurants. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results for 1999 and 2000. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets and will contemplate their potential closure based upon future operating results. One such underperforming restaurant was closed in September 1999. (See "Part II - Other Information, Item 1. Legal Proceedings".)

4) Beginning in fiscal 1999, in accordance with its adoption of Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. In connection with the adoption, the Company recorded a charge for the cumulative effect of an accounting change of approximately $2,281,000, net of income tax benefits of approximately $1,357,000 in the first quarter of fiscal 1999.

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The components of comprehensive income for the three months ended April 2, 2000 and April 4, 1999 are as follows:

                                                       April 2, 2000            April 4, 1999
                                                       -------------            -------------
                                                              (amounts in thousands)
               Net Income                                $  3,051                  $   779
               Other comprehensive income (loss):
                   Foreign currency translation                 7                      (52)
                                                         --------                  -------
               Total comprehensive income                $  3,058                  $   727
                                                         ========                  =======


6) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Revenues increased $10.8 million, or 20.6%, to $63.6 million for the three month period ended April 2, 2000, from $52.7 million during the comparable 1999 period. Of the increase in revenues, $6.6 million was attributable to incremental restaurant revenues from eight new restaurants opened after January 4, 1999 and $5.2 million, or 10.5%, was attributable to additional comparable revenues from restaurants open all of both periods. Revenues for the five closed Bertolini's restaurants (see Note 3) decreased by $1.0 million compared to the first quarter of fiscal 1999. Average Morton's and Bertolini's revenues per restaurant open for a full period increased 13.8%. Higher revenues for the first quarter of fiscal 2000 reflect the impact of price increases of approximately 1% in September 1999 and 1% in February 2000. The Company believes that the presence of Easter and Passover in the 1999 first quarter had an adverse impact on comparable restaurant revenues for the period.

         Percentage changes in comparable restaurant revenues for the three month period ended April 2, 2000 versus April 4, 1999 for restaurants open all of both periods are as follows:

                                              Three Months
                                           Ended April 2, 2000
                                            Percentage Change
                                            -----------------
                          Morton's               12.3%
                          Bertolini's            -2.3%
                          Total                  10.5%

         Food and beverage costs increased from $18.1 million for the three month period ended April 4, 1999 to $21.4 million for the three month period ended April 2, 2000. These costs as a percentage of revenues decreased from 34.4% for the 1999 period to 33.7% for the 2000 period.

         Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $22.4 million for the three month period ended April 4, 1999 to $26.4 million for the three month period ended April 2, 2000, an increase of $4.0 million associated with additional restaurants. Those costs as a percentage of revenues decreased 1.1% from 42.5% for the three month period ended April 4, 1999 to 41.4% for the three month period ended April 2, 2000.

         Pre-opening costs, depreciation, amortization and non-cash charges increased from $1.6 million for the three month period ended April 4, 1999 to $3.1 million for the three month period ended April 2, 2000 and increased as a percentage of revenues by 1.9%. Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see Note 4), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three month period ended April 2, 2000 and April 4, 1999 were $0.8 million and $0.4 million, respectively. The timing of restaurant openings, as well as costs per restaurant, affected the amount of such costs. Included in the first quarter of fiscal 2000 are charges of approximately $0.5 million related to the March 2000 disposition of one Bertolini's restaurant not previously provided for in the fiscal 1998 charge. (See Note 3.)

         General and administrative expenses for the three month period ended April 2, 2000 were $5.1 million, which increased from $4.2 million for the three month period ended April 4, 1999. Such costs as a percentage of revenues remained constant at 8.0% for the 2000 and 1999 three month periods. The increase in such expense is driven by incremental costs associated with increased restaurant development, training and salary costs.

         Marketing and promotional expenses were $1.9 million for the three month period ended April 2, 2000 and $1.4 million for the three month period ended April 4, 1999. Such costs as a percentage of revenues were 2.9% for the three month period ended April 2, 2000, an increase of 0.2% from the three month period ended April 4, 1999.

         Interest expense, net of interest income, increased to $1.4 million for the three month period ended April 2, 2000 from $0.9 million for the three month period ended April 4, 1999 due to increased borrowings and higher interest rates.

         Income tax expense of $1.3 million for the three month period ended April 2, 2000 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2000, as well as state income taxes. The Company's effective tax rate increased in part due to higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At present and in the past, the Company has had, and may have in the future, negative working capital balances. The working capital deficit is produced principally as a result of the Company's investment in long-term restaurant operating assets and real estate. The Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not immediately needed to pay for food and supplies or to finance receivables or inventories are used for noncurrent capital expenditures and or payments of long-term debt balances under revolving credit agreements.

         The Company and Fleet National Bank ("Fleet") (formerly BankBoston, N.A.) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, as amended, from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $74,750,000. The Credit Facility consists of a $24,750,000 term loan (the "Term Loan") and a $50,000,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At April 2, 2000, calculated pursuant to the Credit Agreement, the Company's applicable margin on the Revolving Credit was 0.00% on base rate loans and 2.00% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Fleet has syndicated portions of the Credit Facility to First Union Corporation, Imperial Bank and Chase Manhattan Bank.

         As of April 2, 2000 and January 2, 2000, the Company had outstanding borrowings of $49,875,000 and $41,625,000, respectively, under the Credit Facility. At April 2, 2000, $185,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Facility were $24,690,000 and the weighted average interest rate on all borrowings under the Credit Facility was 8.22% on April 2, 2000.

         Quarterly principal installments on the Term Loan of $250,000 which began March 31, 2000 are due at the end of each calendar quarter thereafter through December 31, 2002. Quarterly principal installments of $2,500,000 are due from March 31, 2003 through December 31, 2003 and $3,000,000 from March 31,

2004 through December 31, 2004. The Revolving Credit will be payable in full on December 31, 2004. Total amounts of principal payable by the Company under the Credit Facility during the five years subsequent to April 2, 2000 amount to $750,000 in 2000, $1,000,000 in 2001, $1,000,000 in 2002, $10,000,000 in 2003
and $37,125,000 in 2004. Borrowings under the Credit Agreement have been classified as noncurrent on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments payable during 2000.

         Borrowings under the Credit Facility are secured by all tangible and intangible assets of the Company. The Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; (vi) the repurchase of the Company's outstanding common stock; and (vii) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of April 2, 2000, the Company believes it was in compliance with such covenants.

         On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations relating to $20,000,000 of variable rate debt. The term of the agreements are for three years and may be extended for an additional two years at the option of Fleet.

         In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") which matures on April 1, 2007 and has a 10.002% per annum interest rate. Principal and interest payments will be made over the term of the loan. At April 2, 2000 and January 2, 2000 the outstanding principal balance of the CNL Loan was approximately $1,990,000 and $2,039,000, respectively, of which approximately $207,000 and $202,000, respectively, has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

         During 1999 and 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan commitments, aggregating $27,000,000, to fund the purchases of land and construction of restaurants. During 2000, 1999 and 1998, $1,927,000, $4,757,000 and $5,315,000, respectively, was funded, with the interest rates ranging from 7.68% to 9.26% per annum. Monthly principal and interest payments have been scheduled over twenty-year periods. At April 2, 2000 and January 2, 2000 the aggregate outstanding principal balance due to FFCA was approximately $11,773,000 and $9,943,000, respectively, of which approximately $211,000 and $206,000, respectively, of principal is included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

         During the first three months of fiscal 2000, the Company's net investment in fixed assets and related investment costs, including pre-opening costs, net of equipment lease and mortgage financings, approximated $4.2 million. The Company estimates that it will expend up to an aggregate of $16.0 million in 2000 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease, sale-leaseback and mortgage financing agreements with several financial institutions of which approximately $19.2 million, in the aggregate, is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments, as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

         In fiscal 1999 and 1998, the Company's board of directors authorized repurchases of the Company's outstanding common stock of up to approximately 1,930,600 shares. In March 2000, the board of directors increased the Company's authorization by an additional 500,000 shares. As of April 2, 2000, the Company had repurchased 1,979,326 shares at an average stock price of $17.18.

NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" ("Statement 137") amends Statement 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which was issued in June 1998 and was to be effective for fiscal quarters beginning after June 15, 1999. Statement 137 defers the effective date of Statement 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not determined the impact that Statement 133 will have on its consolidated financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption in January 2001.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

         As of April 2, 2000, the Company operated three international locations, one in Singapore (opened May 1998), one in Toronto (opened September
1998), and one in Hong Kong (opened December 1999). As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 2, 2000, is not considered material.

         The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. The change in fair value of our long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of April 2, 2000 is not considered material.

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

Date    May 16, 2000
      ----------------

                                   By: /s/ ALLEN J. BERNSTEIN
                                       ------------------------------------
                                       Allen J. Bernstein
                                       Chairman of the Board, President
                                       and Chief Executive Officer

Date    May 16, 2000               By: /s/ THOMAS J. BALDWIN
      ----------------                 ------------------------------------
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