Form 10-Q
period 2000-07-02
MORTONS RESTAURANT GROUP INC
filed 2000-08-14
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended    July 2, 2000
                               -------------------------------------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------        --------------------

Commission file number         1-12692
                               -------------------------------------------------



                         MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3490149
------------------------------------------ ------------------------------------
    (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                identification no.)

3333 New Hyde Park Road, Suite 210, New Hyde Park, New York       11042
------------------------------------------------------------ -------------------
(Address of principal executive offices)                        (zip code)

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

As of August 8, 2000, the registrant had 4,396,068 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                        PAGE
------------------------------                                                                                        ----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of July 2, 2000 and January 2, 2000                                                     3-4

   Consolidated Statements of Income for the three and six month periods ended
     July 2, 2000 and July 4, 1999                                                                                         5

   Consolidated Statements of Cash Flows for the six month periods ended July 2, 2000
     and July 4, 1999                                                                                                      6

   Notes to Consolidated Financial Statements                                                                             7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                               9-13

 PART II - OTHER INFORMATION
----------------------------

 Item 1.  Legal Proceedings                                                                                               14

 Item 4.  Submission of Matters to a Vote of Stockholders                                                                 14

 Item 6.  Exhibits and Reports on Form 8-K                                                                                15


 Signatures                                                                                                               16

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             (amounts in thousands)


                                                                                           JULY 2,             JANUARY 2,
                                                                                            2000                2000
                                                                                            ----                ----
                                                                                                    (UNAUDITED)
     ASSETS
Current assets:

     Cash and cash equivalents                                                                  $ 2,227             $ 5,806
     Accounts receivable                                                                          1,151               1,093
     Inventories                                                                                  6,691               7,134
     Landlord construction receivables, prepaid expenses and other
       current assets                                                                             4,244               2,724
     Deferred income taxes                                                                        6,194               5,699
                                                                                              ---------           ---------

           Total current assets                                                                  20,507              22,456
                                                                                              ---------           ---------

Property and equipment, at cost:

     Furniture, fixtures and equipment                                                           32,063              30,696
     Leasehold improvements                                                                      40,707              38,002
     Land                                                                                         6,236               6,236
     Construction in progress                                                                     4,129               2,281
                                                                                              ---------           ---------
                                                                                                 83,135              77,215
     Less accumulated depreciation and amortization                                              14,199              10,500
                                                                                              ---------           ---------
           Net property and equipment                                                            68,936              66,715
                                                                                              ---------           ---------

Intangible assets, net of accumulated amortization of $4,498 at July 2, 2000 and
   $4,286 at January 2, 2000                                                                     11,497              11,709
Other assets and deferred expenses, net of accumulated amortization of $628
at July 2, 2000 and $698 at January 2, 2000                                                       5,982               5,970
Deferred income taxes                                                                             5,615               7,511
                                                                                              ---------           ---------
                                                                                               $112,537            $114,361
                                                                                              =========           =========

                                   (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)


                                                                                           JULY 2,             JANUARY 2,
                                                                                            2000                2000
                                                                                            ----                ----
                                                                                                    (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable                                                                      $    5,291         $  7,870
     Accrued expenses                                                                          19,761           22,036
     Current portion of obligations to financial institutions
       and capital leases                                                                       4,542            4,422
     Accrued income taxes                                                                         269              140
                                                                                            ---------        ---------

             Total current liabilities                                                         29,863           34,468

Obligations to financial institutions and capital leases,
       less current maturities                                                                 75,794           60,970
Other liabilities                                                                               5,768            6,855
                                                                                            ---------        ---------

             Total liabilities                                                                111,425          102,293
                                                                                             --------         --------


Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share.  Authorized 3,000,000
       shares, no shares issued or outstanding                                                      -                -
     Common stock,  $.01 par value per share.  Authorized
       25,000,000 shares, issued and outstanding 6,760,825 shares at July 2,
        2000 and 6,758,200 shares at January 2, 2000                                               68               68
     Nonvoting common stock, $.01 par value per share.  Authorized
        3,000,000 shares, no shares issued or outstanding                                           -                -
     Additional paid-in capital                                                                62,877           62,849
     Accumulated other comprehensive income (loss)                                                (93)             (79)
     Accumulated deficit                                                                      (21,986)         (27,146)
     Less Treasury stock at cost, 2,288,143 shares at July 2, 2000 and
        1,381,190 shares at January 2, 2000                                                   (39,754)         (23,624)
                                                                                            ---------        ---------

             Total stockholders' equity                                                         1,112           12,068
                                                                                            ---------        ---------

                                                                                            $ 112,537        $ 114,361
                                                                                            =========        =========

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JULY 2,       JULY 4,       JULY 2,       JULY 4,
                                                                              2000         1999          2000           1999
                                                                              ----         ----          ----           ----
                                                                                  (UNAUDITED)                (UNAUDITED)
Revenues                                                                    $ 58,600     $ 48,775     $ 122,195      $101,522

Food and beverage costs                                                       19,603       16,520        41,025        34,640
Restaurant operating expenses                                                 25,150       21,593        51,503        44,019
Pre-opening costs, depreciation, amortization and
    non-cash charges                                                           2,939        1,165         6,019         2,721
General and administrative expenses                                            4,872        3,880         9,930         8,109
Marketing and promotional expenses                                             1,669        1,514         3,545         2,941
Interest expense, net                                                          1,354        1,071         2,802         1,981
                                                                             -------      -------       -------       -------

          Income before income taxes and cumulative
                effect of a change in an accounting principle                  3,013        3,032         7,371         7,111

Income tax expense                                                               904          758         2,211         1,778
                                                                             -------      -------       -------       -------

         Income before cumulative effect of a change
                in an accounting principle                                     2,109        2,274         5,160         5,333

Cumulative effect of a change in an accounting principle, net of
    income tax benefit of $1,357                                                -            -             -            2,281
                                                                            --------     --------      --------       -------

         Net income                                                          $ 2,109      $ 2,274       $ 5,160       $ 3,052
                                                                            ========     ========      ========       ========

Net income per share - basic:
  Before cumulative effect of a change in an accounting principle           $   0.45    $   0.38       $   1.05     $   0.86
  Cumulative effect of a change in an accounting principle                     -            -             -             (0.37)
                                                                            --------    ---------      --------     ---------
         Net income                                                         $   0.45    $   0.38       $   1.05     $   0.49
                                                                            ========    =========      ========     =========
Net income per share - diluted:

  Before cumulative effect of a change in an accounting principle           $   0.43    $   0.37        $  1.02     $   0.84
  Cumulative effect of a change in an accounting principle                     -           -             -             (0.36)
                                                                            --------    ---------      --------     ---------
         Net income                                                         $   0.43    $   0.37       $   1.02     $   0.48
                                                                            ========    =========      ========     =========

Weighted average common and potential common shares outstanding:

         Basic                                                                 4,698       6,037          4,896        6,195
                                                                            ========    =========      ========     =========
         Diluted                                                               4,878       6,163          5,055        6,352
                                                                            ========    =========      ========     =========

     See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                                                     SIX MONTHS ENDED
                                                                                                JULY 2,            JULY 4,
                                                                                                 2000               1999
                                                                                                 ----               ----
                                                                                                        (UNAUDITED)
Cash flows from operating activities:
     Net income                                                                                $  5,160            $ 3,052
     Adjustments to reconcile net income to net cash provided by operating activities:
     Cumulative effect of a change in an accounting principle                                      -                 2,281
     Depreciation, amortization and other non-cash charges                                        4,410              2,093
     Deferred income taxes                                                                        1,401              1,193
     Change in assets and liabilities:
         Accounts receivable                                                                        (62)               127
         Inventories                                                                                435                258
         Prepaid expenses and other assets                                                       (1,564)               118
         Accounts payable, accrued expenses and other liabilities                                (5,381)            (6,649)
         Accrued income taxes                                                                       129               (152)
                                                                                               --------             -------
              Net cash provided by operating activities                                           4,528              2,321
                                                                                                --------           -------

Cash flows from investing activities:
     Purchases of property and equipment                                                         (5,248)            (2,227)
                                                                                                --------           --------
              Net cash used by investing activities                                              (5,248)            (2,227)
                                                                                                --------           --------

Cash flows from financing activities:
     Principal reduction on obligations to financial institutions                                (6,520)            (3,987)
     Proceeds from obligations to financial institutions                                         19,777             14,958
     Purchases of treasury stock                                                                (16,130)           (11,060)
     Net proceeds from issuance of stock                                                             28                 59
                                                                                              ----------          --------
              Net cash used by financing activities                                              (2,845)               (30)
                                                                                                --------           --------

Effect of exchange rate changes on cash                                                             (14)                44
                                                                                              ----------          --------

Net (decrease) increase in cash and cash equivalents                                             (3,579)               108

Cash and cash equivalents at beginning of period                                                  5,806              2,117
                                                                                                --------           -------

Cash and cash equivalents at end of period                                                     $  2,227           $  2,225
                                                                                                ========           =======


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          July 2, 2000 and July 4, 1999

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $2,622,000 and $1,671,000, and income taxes of approximately $736,000 and $706,000, for the six months ended July 2, 2000 and July 4, 1999, respectively. During the first six months of fiscal 2000 and 1999, the Company entered into capital lease arrangements for approximately $1,715,248 and $2,057,000, respectively, for restaurant equipment.

3) Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which have all been closed. At July 2, 2000 and January 2, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $2,402,729 and $2,582,000 representing the lease disposition liabilities related to the closing of these nonperforming restaurants. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results for 1999 and 2000. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets and will contemplate their potential closure based upon future operating results. One such underperforming restaurant was closed in September 1999. (See "Part II - Other Information, Item 1. Legal Proceedings".)

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

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The components of comprehensive income for the six months ended July 2, 2000 and July 4, 1999 are as follows:

                                         JULY 2, 2000            JULY 4, 1999
                                         ------------            ------------
                                                 (amounts in thousands)

     Net income                            $  5,160                $  3,052
     Other comprehensive income (loss):
      Foreign currency translation              (14)                     (5)
                                           ---------               ----------
     Total comprehensive income              $ 5,146               $  3,047
                                           =========               ==========


6) Effective April 3, 2000, the Company changed the estimated useful lives for depreciation of computer equipment and software, from periods ranging from three to ten years to periods ranging from three to five years, so as to more accurately reflect the relative replacement periods. As a result of such change, the quarter ended July 2, 2000 included approximately $48,000 of additional depreciation expense.

7) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Revenues increased $9.8 million, or 20.1%, to $58.6 million for the three month period ended July 2, 2000, from $48.8 million during the comparable 1999 period. Of the increase in revenues, $7.0 million was attributable to incremental restaurant revenues from nine new restaurants opened after January 4, 1999 and $3.7 million, or 8.3%, was attributable to additional comparable revenues from restaurants open all of both periods. Revenues for the five closed Bertolini's restaurants (see Note 3) decreased by $0.9 million compared to the second quarter of fiscal 1999. Average revenue per restaurant open for a full period increased 9.7% for the quarter ended July 2, 2000. Higher revenues for the second quarter of fiscal 2000 reflect the impact of price increases of approximately 1% in each of September 1999, February 2000, and May 2000.

         Revenues increased $20.7 million, or 20.4%, to $122.2 million for the six month period ended July 2, 2000, from $101.5 million for the comparable 1999 period. Of the increase in revenues, $13.6 million was attributable to incremental restaurant revenues from nine new restaurants opened after January 4, 1999 and $9.0 million, or 9.4%, was attributable to additional comparable revenues from restaurants open all of both periods. Revenues for the five closed Bertolini's restaurants (see Note 3) decreased by $1.9 million compared to the first six months of fiscal 1999. Average revenue per restaurant open for a full period increased 10.9% for the six months ended July 2, 2000. Higher revenues for the first six months of fiscal 2000 reflect the impact of price increases of approximately 1% in each of September 1999, February 2000, and in May 2000.

         Percentage changes in comparable restaurant revenues for the three and six month periods ended July 2, 2000 versus July 4, 1999 for restaurants open all of both periods are as follows:

                                THREE MONTHS               SIX MONTHS
                             ENDED JULY 2, 2000        ENDED JULY 2, 2000
                              PERCENTAGE CHANGE         PERCENTAGE CHANGE
                             ------------------        -------------------
   Morton's                          9.9%                     11.2%
   Bertolini's                      -1.9%                     -2.1%
   Total                             8.3%                      9.4%

        Food and beverage costs increased from $16.5 million for the three month period ended July 4, 1999 to $19.6 million for the three month period ended July 2, 2000 and increased from $34.6 million for the six month period ended July 4, 1999 to $41.0 million for the six month period ended July 2, 2000. These costs as a percentage of revenues decreased from 33.9% for the three month period ended July 4, 1999 to 33.5% for the comparable 2000 period and decreased from 34.1% for the six month period ended July 2, 2000 to 33.6% for the comparable 2000 period.

        Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $21.6 million for the three month period ended July 4, 1999 to $25.2 million for the three month period ended July 2, 2000, an increase of $3.6 million. For the six months ended July 2, 2000, these costs increased from $44.0 million during the 1999 period, to $51.5 million for the comparable 2000 period. Those costs as a percentage of revenues decreased 1.4% from 44.3% for the three month period ended July 4, 1999 to 42.9% for the three month period ended July 2, 2000 and decreased 1.3% from 43.4% for the six month period ended July 4, 1999 to 42.1% for the comparable 2000 period. Included in the second quarter of fiscal 2000 is a gain of approximately $1.1 million resulting from the disposition of certain restaurant assets.

        Pre-opening costs, depreciation, amortization and non-cash charges increased from $1.2 million for the three month period ended July 4, 1999 to $2.9 million for the three month period ended July 2, 2000 and increased as a percentage of revenues by 2.6%. For the six months ended July 2, 2000, such costs were $6.0 million versus $2.7 million for the comparable 1999 period. Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see
Note 4), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three month periods ended July 2, 2000 and July 4, 1999 were $0.8 million and $0.2 million, respectively, and for the six month period ended July 2, 2000 and July 4, 1999 were $1.6 million and $0.6 million, respectively. The timing of restaurant openings, as well as costs per restaurant, affected the amount of such costs. Included in the first quarter of fiscal 2000 are charges of approximately $0.5 million related to the March 2000 disposition of one Bertolini's restaurant and included in the second quarter of fiscal 2000 are charges of approximately $0.6 million related to the write-down, to net realizable values, of another Bertolini's restaurant. Such charges were not previously provided for in the fiscal 1998 charge. (See Note 3.) Effective April 3, 2000, the Company changed the estimated useful lives for computer equipment and software. (See Note 6). As a result of such change, the second quarter of 2000 included approximately $48,000 of additional depreciation expense.

        General and administrative expenses for the three month period ended July 2, 2000 were $4.9 million, which increased from $3.9 million for the three month period ended July 4, 1999. For the six months ended July 2, 2000, such costs were $9.9 million versus $8.1 million for the comparable 1999 period. Increases in such costs are driven by incremental costs associated with increased restaurant development, training and salary costs. Such costs as a percentage of revenues were 8.3% for the three month period ended July 2, 2000, an increase of 0.3% from the three month period ended July 4, 1999 and 8.1% for the six months ended July 2, 2000, an increase of 0.1% from the six month period ended July 4, 1999.

        Marketing and promotional expenses were $1.7 million, an increase of $0.2 million, for the three month period ended July 2, 2000 and $3.5 million, an increase of $0.6 million, for the six month period ended July 2, 2000. Such costs as a percentage of revenues were 2.8% for the three month period ended July 2, 2000, a decrease of 0.3% from the comparable 1999 period and 2.9% for the six month period ended July 2, 2000, which was consistent with the comparable 1999 period.

        Interest expense, net of interest income, increased to $1.4 million for the three month period ended July 2, 2000 from $1.1 million for the three month period ended July 4, 1999. For the six month periods ended July 2, 2000 and July 4, 1999, interest expense was $2.8 million and $2.0 million, respectively. The increase in interest expense was due to increased borrowings and higher interest rates.

        Income tax expense of $2.2 million for the six month period ended July 2, 2000 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2000, as well as state income taxes. The Company's effective tax rate increased in part due to higher state income taxes.

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

         The Company and Fleet National Bank ("Fleet") (formally BankBoston, N.A.) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $74,500,000, consisting of a $24,500,000 term loan (the "Term Loan") and a $50,000,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At July 2, 2000, calculated pursuant to the Credit Agreement, the Company's applicable margin, on the Revolving Credit was 0.00% on base rate loans and 2.00% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Fleet has syndicated portions of the Credit Facility to First Union Corporation, Imperial Bank and Chase Manhattan Bank.

         As of July 2, 2000 and January 2, 2000, the Company had outstanding borrowings of $55,475,000 and $41,625,000, respectively, under the Credit Facility. At July 2, 2000, $292,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $18,733,000 and the weighted average interest rate on all borrowings under the Credit Facility was 8.7%.

         Quarterly principal installments on the Term Loan of $250,000, which began March 31, 2000, are due at the end of each calendar quarter from thereafter through December 31, 2002. Quarterly principal installments of $2,500,000 are due from March 31, 2003 through December 31, 2003 and $3,000,000 from March 31, 2004 through December 31, 2004. The Revolving Credit will be payable in full on December 31, 2004. Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to July 2, 2000 amount to $500,000 in 2000, $1,000,000 in 2001, $1,000,000 in 2002, $10,000,000 in 2003 and
$42,975,000 in 2004. The borrowings under the Credit Agreement have been classified as non-current on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments commencing in March 2000.

         The Credit Agreement, among other things, contains certain restrictive covenants with respect to the Company that, create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; (vi) the repurchase of the Company's outstanding common stock; and (vii) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of July 2, 2000, the Company believes it was in compliance with such covenants.

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

         In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") which matures on April 1, 2007 and has a 10.002% per annum interest rate. Principal and interest payments will be made over the term of the loan. At July 2, 2000 and January 2, 2000 the outstanding principal balance of the CNL Loan was approximately $1,940,000 and $2,039,000, respectively, of which approximately $212,000 and $202,000, respectively, has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

         During 1999 and 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan commitments, aggregating $27,000,000, to fund the purchases of land and construction of restaurants. During 2000, 1999 and 1998, $1,927,000, $4,757,000 and $5,315,000,
respectively, was funded, with the interest rates ranging from 7.68% to 9.26% per annum. Monthly principal and interest payments have been scheduled over twenty-year periods. At July 2, 2000 and January 2, 2000 the aggregate outstanding principal balance due to FFCA was approximately $11,706,000 and $9,943,000, respectively, of which approximately $270,000 and $206,000, respectively, of principal is included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

        During the first six months of fiscal 1999, the Company's net investment in fixed assets and related investment costs, including pre-opening costs, net of capitalized leases approximated $6.9 million. The Company estimates that it will expend up to an aggregate of $12.0 million in 2000 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease, sale-leaseback and mortgage financing agreements with several financial institutions of which approximately $18.4 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

        In fiscal 1999 and 1998, the Company's board of directors authorized repurchases of the Company's outstanding common stock of up to approximately 1,930,600 shares. In March 2000, the board of directors increased the Company's authorization by an additional 500,000 shares. In July 2000, the board of directors increased the Company's authorization by an additional 500,000 shares. As of July 2, 2000, the Company had repurchased 2,290,690 shares at an average stock price of $17.37.

NEW ACCOUNTING PRONOUNCEMENT

        Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of SFAS No. 133" and Statement 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", is effective for fiscal quarters beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not determined the impact that Statement 133 will have on its consolidated financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption on January 1, 2001.

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

        As of July 2, 2000, the Company operated three international locations, one in Singapore (opened May 1998), one in Toronto (opened September 1998), and one in Hong Kong (opened December 1999). As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 2, 2000, is not considered material.

        The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. The change in fair value of our long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of July 2, 2000 is not considered material.

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

Item 4.  Submission of Matters to a Vote of Stockholders

         The Company's 2000 Annual Meeting of Stockholders was held on May 9, 2000, for the following purposes: (i) to elect two directors to Class 2 of the Board of Directors to serve three-year terms and until their successors are duly elected and qualified, (ii) to ratify the re-appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000, and (iii) to consider and act upon a proposal to adopt the 2000 Stock Option Plan. Shares were voted on each such matter as follows:

     Election of Directors

         John J. Connolly           For:         4,452,343
                                    Withheld:      186,580

         David B. Pittaway          For:         4,452,643
                                    Withheld:      186,280

     Ratification and Approval of KPMG LLP

         For:                       4,511,448
         Against:                       3,410
         Abstain:                     124,065

     Approval of the 2000 Stock Option Plan

         For:                       2,860,900
         Against:                   1,073,366
         Abstain:                       5,054
         Broker No Vote:              699,603

         In addition, Lee M. Cohn, Dianne H. Russell and Alan A. Teran will continue to serve as Class 1 directors until the election and qualification of their successors at the 2002 Annual Meeting of Stockholders. Allen J. Bernstein, Thomas J. Baldwin and John K. Castle will continue to serve as Class 3 directors until the election and qualification of their successors at the 2001 Annual Meeting of Stockholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.04(p) Twelfth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated July 21, 2000 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.

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


                                      MORTON'S RESTAURANT GROUP, INC.
                                      ------------------------------------------
                                      (Registrant)

Date AUGUST 14, 2000
     ---------------------------
                                      By: /s/ ALLEN J. BERNSTEIN
                                          --------------------------------------
                                          Allen J. Bernstein
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Date AUGUST 14, 2000                  By: /s/ THOMAS J. BALDWIN
     ---------------------------          --------------------------------------
                                          Thomas J. Baldwin
                                          Executive Vice President,
                                          Chief Financial Officer and Director

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

 Exhibit
 NUMBER          PAGE     DOCUMENT

  4.04 (p) Twelfth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 21, 2000 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.

  27.0                    Financial Data Schedule