Form 10-Q
period 2000-10-01
MORTONS RESTAURANT GROUP INC
filed 2000-11-14
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 1, 2000
                               -------------------------------------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------     -----------------------

Commission file number        1-12692
                              --------------------------------------------------


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

As of November 8, 2000, the registrant had 4,136,752 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                 PAGE
Item 1.  Financial Statements

   Consolidated Balance Sheets as of October 1, 2000 and January 2, 2000                        3-4

   Consolidated Statements of Income for the three and nine month periods ended
     October 1, 2000 and October 3, 1999                                                         5

   Consolidated Statements of Cash Flows for the nine month periods ended October 1, 2000
     and October 3, 1999                                                                         6

   Notes to Consolidated Financial Statements                                                   7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                      9-13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                               13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       14

Item 6.  Exhibits and Reports on Form 8-K                                                        14


Signatures                                                                                       15

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)



                                                                    October 1,   January 2,
                                                                       2000         2000
                                                                       ----         ----
                                                                          (unaudited)
   ASSETS
Current assets:
   Cash and cash equivalents                                         $  2,002     $  5,806
   Accounts receivable                                                    905        1,093
   Inventories                                                          6,553        7,134
   Landlord construction receivables, prepaid expenses and other
     current assets                                                     2,920        2,724
   Deferred income taxes                                                6,297        5,699
                                                                     --------     --------

        Total current assets                                           18,677       22,456
                                                                     --------     --------

Property and equipment, at cost:
   Furniture, fixtures and equipment                                   33,232       30,696
   Leasehold improvements                                              46,091       38,002
   Land                                                                 6,236        6,236
   Construction in progress                                             3,925        2,281
                                                                     --------     --------
                                                                       89,484       77,215
   Less accumulated depreciation and amortization                      15,600       10,500
                                                                     --------     --------
        Net property and equipment                                     73,884       66,715
                                                                     --------     --------

Intangible assets, net of accumulated amortization of $4,604 at
   October 1, 2000 and $4,286 at January 2, 2000                       11,391       11,709
Other assets and deferred expenses, net of accumulated
   amortization of $689 at October 1, 2000 and $698 at
   January 2, 2000                                                      6,016        5,970
Deferred income taxes                                                   5,138        7,511
                                                                     --------     --------
                                                                     $115,106     $114,361
                                                                     ========     ========



                                                                     (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)

                                                                       October 1,      January 2,
                                                                          2000           2000
                                                                          ----           ----
                                                                              (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $   6,884      $   7,870
   Accrued expenses                                                        17,627         22,036
   Current portion of obligations to financial institutions
     and capital leases                                                     4,615          4,422
   Accrued income taxes                                                       275            140
                                                                        ---------      ---------

         Total current liabilities                                         29,401         34,468

Obligations to financial institutions and capital leases,
     less current maturities                                               85,626         60,970
Other liabilities                                                           5,072          6,855
                                                                        ---------      ---------

         Total liabilities                                                120,099        102,293
                                                                        ---------      ---------


Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.01 par value per share. Authorized 3,000,000
     shares, no shares issued or outstanding                                   --             --
   Common stock, $.01 par value per share.  Authorized
     25,000,000 shares, issued and outstanding 6,766,650 shares at
     October 1, 2000 and 6,758,200 shares at January 2, 2000                   68             68
   Nonvoting common stock, $.01 par value per share. Authorized
     3,000,000 shares, no shares issued or outstanding                         --             --
   Additional paid-in capital                                              62,941         62,849
   Accumulated other comprehensive income (loss)                              (87)           (79)
   Accumulated deficit                                                    (21,061)       (27,146)
   Less treasury stock at cost, 2,631,482 shares at October 1, 2000
     and 1,381,190 shares at January 2, 2000                              (46,854)       (23,624)
                                                                        ---------      ---------

         Total stockholders' equity (deficit)                              (4,993)        12,068
                                                                        ---------      ---------

                                                                        $ 115,106      $ 114,361
                                                                        =========      =========



See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)

                                                                        Three Months Ended            Nine Months Ended
                                                                      October 1,   October 3,      October 1,    October 3,
                                                                         2000          1999           2000          1999
                                                                         ----          ----           ----          ----
                                                                              (unaudited)                (unaudited)
Revenues                                                              $  56,314     $  45,688      $ 178,510     $ 147,209

Food and beverage costs                                                  19,522        15,538         60,550        50,176
Restaurant operating expenses                                            25,542        21,246         77,045        65,265
Pre-opening costs, depreciation, amortization and
  non-cash charges                                                        2,455         1,750          8,473         4,472
General and administrative expenses                                       4,435         3,594         14,365        11,703
Marketing and promotional expenses                                        1,342         1,174          4,887         4,114
Nonrecurring benefit                                                         --          (159)            --          (159)
Interest expense, net                                                     1,696         1,116          4,497         3,097
                                                                      ---------     ---------      ---------     ---------

       Income before income taxes and cumulative
         effect of a change in an accounting principle                    1,322         1,429          8,693         8,541

Income tax expense                                                          397           357          2,608         2,135
                                                                      ---------     ---------      ---------     ---------

       Income before cumulative effect of a change
         in an accounting principle                                         925         1,072          6,085         6,406

Cumulative effect of a change in an accounting principle, net of
  income tax benefit of $1,357                                               --            --             --         2,281
                                                                      ---------     ---------      ---------     ---------

       Net income                                                     $     925     $   1,072      $   6,085     $   4,125
                                                                      =========     =========      =========     =========

Net income per share - basic:
  Before cumulative effect of a change in an accounting principle     $    0.21     $    0.19      $    1.29     $    1.06
  Cumulative effect of a change in an accounting principle                   --            --             --         (0.38)
                                                                      ---------     ---------      ---------     ---------
       Net income                                                     $    0.21     $    0.19      $    1.29     $    0.68
                                                                      =========     =========      =========     =========

Net income per share - diluted:
  Before cumulative effect of a change in an accounting principle     $    0.20     $    0.18      $    1.25     $    1.03
  Cumulative  effect of a change in an accounting principle                  --            --             --         (0.37)
                                                                      ---------     ---------      ---------     ---------
       Net income                                                     $    0.20     $    0.18      $    1.25     $    0.66
                                                                      =========     =========      =========     =========

Weighted average common and potential common shares
  outstanding:
       Basic                                                              4,322         5,777          4,704         6,056
                                                                      =========     =========      =========     =========
       Diluted                                                            4,548         5,920          4,886         6,208
                                                                      =========     =========      =========     =========

  See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                          Nine Months Ended
                                                                       October 1,    October 3,
                                                                          2000         1999
                                                                          ----         ----
                                                                             (unaudited)
Cash flows from operating activities:
   Net income                                                           $  6,085      $  4,125
   Adjustments to reconcile net income to net cash provided
    by operating activities:
   Cumulative effect of a change in an accounting principle                   --         2,281
   Depreciation, amortization and other non-cash charges                   5,629         3,191
   Deferred income taxes                                                   1,775         1,306
   Change in assets and liabilities:
      Accounts receivable                                                    183           (79)
      Inventories                                                            570           787
      Prepaid expenses and other assets                                     (298)          (50)
      Accounts payable, accrued expenses and other liabilities            (6,006)       (3,817)
      Accrued income taxes                                                   135          (220)
                                                                        --------      --------
         Net cash provided by operating activities                         8,073         7,524
                                                                        --------      --------

Cash flows from investing activities:
   Purchases of property and equipment                                   (10,879)       (5,726)
                                                                        --------      --------
         Net cash used by investing activities                           (10,879)       (5,726)
                                                                        --------      --------

Cash flows from financing activities:
   Principal reduction on obligations to financial institutions and
     capital leases                                                       (7,723)      (11,376)
   Proceeds from obligations to financial institutions                    29,877        23,058
   Purchases of treasury stock                                           (23,230)      (13,026)
   Net proceeds from issuance of stock                                        92           111
                                                                        --------      --------
         Net cash used by financing activities                              (984)       (1,233)
                                                                        --------      --------

Effect of exchange rate changes on cash                                      (14)          (57)
                                                                        --------      --------

Net (decrease) increase in cash and cash equivalents                      (3,804)          508

Cash and cash equivalents at beginning of period                           5,806         2,117
                                                                        --------      --------

Cash and cash equivalents at end of period                              $  2,002      $  2,625
                                                                        ========      ========


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       October 1, 2000 and October 3, 1999

1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc. and subsidiaries (the "Company") for the fiscal year ended January 2, 2000 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 31, 2000.

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $4,090,000 and $2,736,000, and income taxes, net of refunds, of approximately $810,000 and $929,000, for the nine months ended October 1, 2000 and October 3, 1999, respectively. During the first nine months of fiscal 2000 and 1999, the Company entered into capital lease arrangements for approximately $2,730,000 and $2,057,000, respectively, for restaurant equipment. In addition, during the third quarter of fiscal 1999 the Company entered into sale-leaseback transactions for existing restaurant equipment aggregating $6,000,000.

3) Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which have all been closed. At October 1, 2000 and January 2, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $2,295,000 and $2,582,000 representing the lease disposition liabilities related to the closing of these nonperforming restaurants. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results for 1999 and 2000. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets and will contemplate their potential closure based upon future operating results. One such underperforming restaurant was closed in September 1999 and one in September 2000. (See "Part II - Other Information,
Item 1. Legal Proceedings".)

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

5) During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The components of comprehensive income for the nine months ended October 1, 2000 and October 3, 1999 are as follows:

                                          October 1, 2000     October 3, 1999
                                          ---------------     ---------------
                                                 (amounts in thousands)
       Net income                             $ 6,085              $ 4,125
       Other comprehensive income (loss):
            Foreign currency translation           (8)                 (83)
                                              -------              -------
       Total comprehensive income             $ 6,077              $ 4,042
                                              =======              =======


6) Effective April 3, 2000, the Company changed the estimated useful lives for depreciation of computer equipment and software, from periods ranging from three to ten years to periods ranging from three to five years, so as to more accurately reflect the relative replacement periods. As a result of such change, the quarters ended July 2, 2000 and October 1, 2000 each included approximately $48,000 of additional depreciation expense.

7) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Revenues increased $10.6 million, or 23.3%, to $56.3 million for the three month period ended October 1, 2000, from $45.7 million during the comparable 1999 period. Of the increase in revenues, $6.9 million was attributable to incremental restaurant revenues from ten new restaurants opened after January 4, 1999 and $4.5 million, or 10.7%, was attributable to additional comparable revenues from restaurants open all of both periods. Revenues for the six closed Bertolini's restaurants (see Note 3) decreased by $0.8 million compared to the third quarter of fiscal 1999. Average revenue per restaurant open for a full period increased 11.9% for the quarter ended October 1, 2000. Higher revenues for the third quarter of fiscal 2000 reflect the impact of price increases of approximately 1% in each of September 1999, February 2000, and May 2000.

      Revenues increased $31.3 million, or 21.3%, to $178.5 million for the nine month period ended October 1, 2000, from $147.2 million for the comparable 1999 period. Of the increase in revenues, $20.6 million was attributable to incremental restaurant revenues from ten new restaurants opened after January 4, 1999 and $13.4 million, or 9.8%, was attributable to additional comparable revenues from restaurants open all of both periods. Revenues for the six closed Bertolini's restaurants (see Note 3) decreased by $2.7 million compared to the first nine months of fiscal 1999. Average revenue per restaurant open for a full period increased 11.0% for the nine months ended October 1, 2000. Higher revenues for the first nine months of fiscal 2000 reflect the impact of price increases of approximately 1% in each of September 1999, February 2000, and in May 2000.

      Percentage changes in comparable restaurant revenues for the three and nine month periods ended October 1, 2000 versus October 3, 1999 for restaurants open all of both periods are as follows:

                            Three Months                Nine Months
                        Ended October 1, 2000      Ended October 1, 2000
                          Percentage Change          Percentage Change
                          -----------------          -----------------
        Morton's                12.3%                       11.5%
        Bertolini's              0.5%                       -1.2%
        Total                   10.7%                        9.8%

      Food and beverage costs increased from $15.5 million for the three month period ended October 3, 1999 to $19.5 million for the three month period ended October 1, 2000 and increased from $50.2 million for the nine month period ended October 3, 1999 to $60.5 million for the nine month period ended October 1, 2000. These costs as a percentage of revenues increased from 34.0% for the three month period ended October 3, 1999 to 34.7% for the comparable 2000 period and decreased from 34.1% for the nine month period ended October 3, 1999 to 33.9% for the comparable 2000 period.

      Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $21.2 million for the three month period ended October 3, 1999 to $25.5 million for the three month period ended October 1, 2000, an increase of $4.3 million. For the nine months ended October 1, 2000, these costs increased from $65.3 million during the 1999 period, to $77.0 million for the comparable 2000 period. Those costs as a percentage of revenues decreased 1.1% from 46.5% for the three month period ended October 3, 1999 to 45.4% for the three month period ended October 1, 2000 and decreased 1.1% from 44.3% for the nine month period ended October 3, 1999 to 43.2% for the comparable 2000 period. Included in the second quarter of fiscal 2000 is a gain of approximately $1.1 million resulting from the disposition of certain restaurant assets.

      Pre-opening costs, depreciation, amortization and non-cash charges increased from $1.8 million for the three month period ended October 3, 1999 to $2.5 million for the three month period ended October 1, 2000 and increased as a percentage of revenues by 0.5%. For the nine months ended October 1, 2000, such costs were $8.5 million versus $4.5 million for the comparable 1999 period. Beginning in fiscal 1999, in accordance with the adoption of SOP 98-5 (see Note
4), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three month periods ended October 1, 2000 and October 3, 1999 were $1.2 million and $0.7 million, respectively, and for the nine month period ended October 1, 2000 and October 3, 1999 were $2.8 million and $1.3 million, respectively. The timing of restaurant openings, as well as costs per restaurant, affected the amount of such costs. Included in the first quarter of fiscal 2000 are charges of approximately $0.5 million related to the March 2000 disposition of one Bertolini's restaurant and included in the second quarter of fiscal 2000 are charges of approximately $0.6 million related to the write-down, to net realizable values, of another Bertolini's restaurant. Such charges were not previously provided for in the fiscal 1998 charge. (See Note 3.) Effective April 3, 2000, the Company changed the estimated useful lives for computer equipment and software. (See Note 6). As a result of such change, the second and third quarters of 2000 each included approximately $48,000 of additional depreciation expense.

      General and administrative expenses for the three month period ended October 1, 2000 were $4.4 million, which increased from $3.6 million for the three month period ended October 3, 1999. For the nine months ended October 1, 2000, such costs were $14.4 million versus $11.7 million for the comparable 1999 period. Increases in such costs are driven by incremental costs associated with increased restaurant development, training and salary costs. Such costs as a percentage of revenues were 7.9% for the three month period ended October 1, 2000, which is consistent with the three month period ended October 3, 1999 and 8.0% for the nine months ended October 1, 2000, an increase of 0.1% from the nine month period ended October 3, 1999.

      Marketing and promotional expenses were $1.3 million for the three month period ended October 1, 2000, an increase of $0.2 million from the comparable 1999 period, and $4.9 million for the nine month period ended October 1, 2000, an increase of $0.8 million from the comparable 1999 period. Such costs as a percentage of revenues were 2.4% for the three month period ended October 1, 2000, a decrease of 0.2% from the comparable 1999 period and 2.7% for the nine month period ended October 1, 2000, a decrease of 0.1% from the comparable 1999 period.

      During the third quarter of fiscal 1999, the Company settled all claims relating to a lawsuit. The amount of the final settlement, including all related legal and other costs, resulted in the Company recording a nonrecurring benefit of approximately $159,000.

      Interest expense, net of interest income, increased to $1.7 million for the three month period ended October 1, 2000 from $1.1 million for the three month period ended October 3, 1999. For the nine month periods ended October 1, 2000 and October 3, 1999, interest expense was $4.5 million and $3.1 million, respectively. The increase in interest expense was due to increased borrowings and higher interest rates.

      Income tax expense of $2.6 million for the nine month period ended October 1, 2000 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2000, as well as state income taxes. The Company's effective tax rate increased in part due to higher state income taxes.

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

      The Company and Fleet National Bank ("Fleet") (formally BankBoston, N.A.) entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 19, 1995, as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $77,500,000, consisting of a $24,500,000 term loan (the "Term Loan") and a $53,000,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate (plus applicable margin) or, at the Company's option, the Eurodollar Rate (plus applicable margin). At October 1, 2000, calculated pursuant to the Credit Agreement, the Company's applicable margin, on the Revolving Credit was 0.00% on base rate loans and 2.00% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Fleet has syndicated portions of the Credit Facility to First Union National Bank, Imperial Bank and Chase Manhattan Bank.

      As of October 1, 2000 and January 2, 2000, the Company had outstanding borrowings of $65,575,000 and $41,625,000, respectively, under the Credit Facility. At October 1, 2000, $292,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $11,633,000 and the weighted average interest rate on all borrowings under the Credit Facility was 8.6%.

      Quarterly principal installments on the Term Loan of $250,000 will be due at the end of each calendar quarter from September 30, 2001 through December 31, 2003. Quarterly principal installments of $2,500,000 will be due from March 31, 2004 through December 31, 2004 and $3,000,000 from March 31, 2005 through December 31, 2005. The Revolving Credit will be payable in full on December 31, 2005. Total amounts of principal payable by the Company under the Credit Agreement during the five years subsequent to October 1, 2000 amount to $0 in 2000, $500,000 in 2001, $1,000,000 in 2002, $1,000,000 in 2003 and $10,000,000
in 2004. The borrowings under the Credit Agreement have been classified as non-current on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments commencing in September 2001.

      Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. The Credit Agreement, among other things, contains certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; (vi) the repurchase of the Company's outstanding common stock; and (vii) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of October 1, 2000, the Company believes it was in compliance with such covenants.

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

      In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") which matures on April 1, 2007 and has a 10.002% per annum interest rate. Principal and interest payments will be made over the term of the loan. At October 1, 2000 and January 2, 2000 the outstanding principal balance of the CNL Loan was approximately $1,889,000 and $2,039,000, respectively, of which approximately $217,000 and $202,000, respectively, has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

      During 1999 and 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan commitments, aggregating $27,000,000, to fund the purchases of land and construction of restaurants. During 2000, 1999 and 1998, $1,927,000, $4,757,000 and $5,315,000, respectively, was funded, with the interest rates ranging from 7.68% to 9.26% per annum. Monthly principal and interest payments have been scheduled over twenty-year periods. At October 1, 2000 and January 2, 2000 the aggregate outstanding principal balance due to FFCA was approximately $11,641,000 and $9,943,000, respectively, of which approximately $276,000 and $206,000, respectively, of principal is included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

      During the first nine months of fiscal 2000, the Company's net investment in fixed assets and related investment costs, including pre-opening costs, net of capitalized leases approximated $13.7 million. The Company estimates that it will expend up to an aggregate of $15.0 million in 2000 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and rent allowances and net of equipment lease and mortgage financing, for new restaurants. During the first nine months of fiscal 2000, the Company opened Morton's of Chicago steakhouses in Denver, CO; the second in that metropolitan area, Hartford, CT and in Jacksonville, FL and relocated the Morton's in Las Vegas, NV. During October 2000, the Company opened Morton's of Chicago steakhouses in Great Neck (Long Island), NY; San Juan, PR and Vancouver, Canada. The Company has also executed agreements to open Morton's in Honolulu, HI; La Jolla, CA; Louisville, KY; New Orleans, LA; Reston, VA; Salt Lake City, UT; and our second in Hong Kong. The Company has entered into various equipment lease, sale-leaseback and mortgage financing agreements with several financial institutions of which approximately $19.9 million in the aggregate is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

      In fiscal 1999 and 1998, the Company's board of directors authorized repurchases of the Company's outstanding common stock of up to approximately 1,930,600 shares. In March 2000, the board of directors increased the Company's authorization by an additional 500,000 shares. In July 2000, the board of directors increased the Company's authorization by an additional 500,000 shares. As of October 1, 2000, the Company had repurchased 2,635,090 shares at an average stock price of $17.80.

NEW ACCOUNTING PRONOUNCEMENT

      Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended by Statement 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133" and

Statement 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133", is effective for fiscal quarters of fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company believes the impact that Statement 133 will have on its consolidated financial statements will not be material at the date of initial adoption on January 1, 2001.

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

      As of October 1, 2000, the Company operated three international locations, one in Singapore (opened May 1998), one in Toronto (opened September 1998), and one in Hong Kong (opened December 1999). As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 1, 2000, is not considered material.

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. The change in fair value of long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of October 1, 2000 is not considered material.

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

      The Company is involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, results of operations, liquidity or capital resources.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits
         4.04 (q) Thirteenth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 29, 2000 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and Fleet National Bank, individually and as agent.

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




                                      MORTON'S RESTAURANT GROUP, INC.
                                      ------------------------------------------
                                      (Registrant)



Date  November 14, 2000               By: /s/ ALLEN J. BERNSTEIN
      ------------------                  ------------------------------------
                                          Allen J. Bernstein
                                          Chairman of the Board, President
                                          and Chief Executive Officer



Date  November 14, 2000               By: /s/ THOMAS J. BALDWIN
      ------------------                  ------------------------------------
                                          Thomas J. Baldwin
                                          Executive Vice President,
                                          Chief Financial Officer and Director

                                INDEX TO EXHIBITS



 The following is a list of all exhibits filed as part of this report.

   Exhibit
   Number     Page  Document
   ------     ----  --------

   4.04(q) Thirteenth Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated September 29, 2000 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and Fleet National Bank, individually and as agent.

   27.0             Financial Data Schedule