Form 10-K405
period 2000-12-31
MORTONS RESTAURANT GROUP INC
filed 2001-03-30
CIK 883981

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 2000
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                       to
                               ---------------------     -----------------------

Commission file number 1-12692
                       ---------------------------------------------------------

                         MORTON'S RESTAURANT GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                                             13-3490149
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

3333 New Hyde Park Road, New Hyde Park, NY                              11042
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)

                                  516-627-1515
--------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act:

        Title of each class                        Name of exchange

    Common Stock, $.01 par value                New York Stock Exchange
    -----------------------------           --------------------------------

         Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was $80,083,027.

As of March 22, 2001, the registrant had 4,167,898 shares of its common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's annual report to stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Parts I and II hereof.

(2) Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Morton's Restaurant Group, Inc. was incorporated as a Delaware corporation on October 3, 1988. As used in this Report, the terms "MRG" or "Company" refer to Morton's Restaurant Group, Inc. and its consolidated subsidiaries.

      At December 31, 2000, the Company owned and operated 57 Morton's of Chicago Steakhouse restaurants ("Morton's") and 5 Bertolini's Authentic Trattoria restaurants ("Bertolini's"). These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

      The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board, President and Chief Executive Officer and vice presidents responsible for site selection and development, finance, and administration.

      The Company plans to expand by adding new Morton's of Chicago steakhouse restaurants. No new Bertolini's are planned for 2001. The Company has no agreements or letters of intent with respect to any potential acquisition. However, the Company has investigated, and may possibly continue to investigate, the acquisition of other restaurant concepts. The Company does not currently intend to develop a franchise program.

      There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.


MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS

      At December 31, 2000, the Company owned and operated 57 Morton's of Chicago steakhouses (52 in the continental United States and one each in San Juan, Puerto Rico; Toronto and Vancouver, Canada; Hong Kong; and Singapore) located in 51 cities. Morton's offers its clientele a combination of excellent service and large quantities of the highest quality menu items. Morton's has received awards in many locations for the quality of its food and hospitality. Morton's serves USDA prime aged beef, including, among others, a 24 oz. porterhouse, a 20 oz. NY strip sirloin and a 16 oz. ribeye. Morton's also offers fresh fish, lobster, veal and chicken. All Morton's have identical dinner menu items. While the emphasis is on beef, the menu selection is broad enough to appeal to many taste preferences. The Morton's dinner menu consists of a tableside presentation by the server of many of the dinner items, including a 48 oz. porterhouse steak and a live Maine lobster, and all Morton's restaurants feature an open display kitchen where steaks are prepared. Each restaurant has a fully stocked bar with a complete list of name brands and an extensive premium wine list that offers approximately 175 selections.

      Morton's caters primarily to high-end, business-oriented clientele. During the fiscal year ended December 31, 2000, the average per-person check, including dinner and lunch, was approximately $72.75. Management believes that a vast majority of Morton's weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 32% of Morton's revenues during fiscal 2000. In the seven Morton's serving both dinner and lunch during fiscal 2000, dinner service accounted for approximately 87% of revenues and lunch service accounted for approximately 13%. All Morton's are open seven days a week. Those 50 Morton's serving only dinner are typically open from 5:30 p.m. to 11:30 p.m., while those Morton's serving both dinner and lunch, typically open at 11:30 a.m. for the lunch period. All except for one Morton's (including all restaurants opened since the 1989 acquisition) have on-premises, private dining and meeting facilities referred to as "Boardrooms." During fiscal 2000, Boardroom revenues were approximately 19% of sales in those locations offering Boardrooms.

      Morton's believes that its operations and cost systems, developed over 22 years, enable Morton's to maintain tight controls over operating expenses. The cooking staff is highly trained and experienced. Uniform staffing patterns throughout Morton's restaurants enhance operating efficiencies. Morton's management believes that its centralized sourcing from primary suppliers of USDA prime aged beef gives it significant cost and availability advantages over many independent restaurants. Morton's purchases Midwest-bred, grain-fed, USDA prime aged beef (approximately the finest two to three percent of a 1,200 pound steer).

BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS

      At December 31, 2000, the Company owned and operated 5 Bertolini's, located in four cities. Bertolini's is a white tablecloth, authentic Italian trattoria, which provides table service in a casual dining atmosphere. For the fiscal year ended December 31, 2000, Bertolini's average per-person check, including dinner and lunch, was approximately $20.75. Bertolini's restaurants are open seven days a week, for dinner and lunch, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2000, dinner service accounted for approximately 68% of revenues and lunch service accounted for approximately 32%. Sales of alcoholic beverages accounted for approximately 21% of Bertolini's revenues during fiscal 2000.

      Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge representing the write-down of impaired Bertolini's restaurant assets, and the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants, as well as other items. During fiscal 2000 and 1999 seven restaurants were closed. See Note 3 to the Company's consolidated financial statements.

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

      During fiscal 1999, the Company purchased one parcel of land to develop as a Morton's. During fiscal 1998, the Company executed contracts to purchase five parcels of land to develop four Morton's and one Bertolini's. As of March 2001, of these, five Morton's and one Bertolini's were built and opened.

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

MORTON'S. The first Morton's was opened in 1978 in downtown Chicago, where Morton's headquarters are still located. From 1978 to 1989, Morton's expanded to a group of nine restaurants in nine cities. Since the 1989 acquisition by the Company, Morton's has grown from nine to 57 restaurants through March 1, 2001. During 2000, new Morton's opened in Denver, CO; Great Neck (Long Island) NY; Hartford, CT; Jacksonville, FL; New Orleans, LA; San Juan, PR; and Vancouver, Canada. One Morton's was relocated within Las Vegas, NV.

      Morton's are very similar in terms of style concept and decor and are located in retail, hotel, commercial and office building complexes in major metropolitan areas and urban centers. Management believes that fixed investment costs and occupancy costs have been relatively low, as appropriate space for new Morton's restaurants has been readily available. The approximate gross costs to the Company for the six Morton's opened or relocated in leased premises between January 1, 2000 and March 1, 2001 ranged from $2.3 million to $4.0 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment, and pre-opening expenses. These aggregate per-restaurant costs were substantially offset by landlord development and or rent allowances ranging from $0.3 million to $1.8 million and equipment lease financings of approximately $0.5 million. The Company's average net cash investment for those six restaurants was approximately $1.5 million, in each case, net of landlord development and or rent allowances and restaurant equipment lease financings. The approximate gross costs to the Company for the two restaurants built on properties owned by the Company, including costs for land acquisition, construction improvements, furniture, fixtures, equipment and pre-opening expenses, averaged $7.4 million. Such amounts will be substantially reduced by proceeds from mortgage financings.

      The Company plans to continue the development of Morton's and has selected several possible domestic and international sites for further expansion.

BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS. The first Bertolini's opened in Las Vegas in May 1992, and is located in the Forum Shops Mall, adjacent to Caesars Palace Casino. At December 31, 2000 the Company owned and operated five Bertolini's. No Bertolini's were opened during fiscal 2000 and none are planned for fiscal 2001.

RESTAURANT LOCATIONS

The Company owned and operated 57 Morton's and 5 Bertolini's as of March 1, 2001. The following table provides information with respect to those restaurants which are open:

MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS                 DATE OPENED
------------------------------------------                 -----------
        Chicago, IL (1)                                    December 1978
        Washington (Georgetown), DC                        November 1982
        Westchester/Oakbrook, IL                           June 1986
        Dallas, TX                                         May 1987
        Boston, MA                                         December 1987
        Rosemont, IL                                       June 1989
        Cleveland, OH                                      September 1990
        Tysons Corner, VA                                  November 1990
        Columbus, OH                                       April 1991
        Cincinnati, OH                                     August 1991
        San Antonio, TX                                    September 1991
        Palm Beach, FL                                     November 1991
        Minneapolis, MN                                    December 1991
        Beverly Hills, CA (2)                              October 1992
        Detroit (Southfield), MI                           November 1992
        Sacramento, CA                                     May 1993
        Pittsburgh, PA                                     August 1993
        New York (Midtown Manhattan), NY                   October 1993
        St. Louis (Clayton), MO                            December 1993
        Palm Desert, CA                                    January 1994
        Atlanta (Buckhead), GA                             March 1994
        Charlotte, NC                                      July 1994
        San Francisco, CA                                  November 1994
        Dallas (Addison), TX                               November 1994
        Costa Mesa (Orange), CA                            March 1995
        Denver (Downtown), CO                              March 1995
        Atlanta (Downtown), GA                             November 1995
        Houston, TX                                        January 1996
        Phoenix, AZ                                        March 1996
        Orlando, FL                                        March 1996
        New York (Downtown Manhattan), NY                  June 1996
        Washington (Connecticut Ave.), DC                  January 1997



MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS (CONTINUED)     DATE OPENED
------------------------------------------------------     -----------
        San Diego, CA                                      April 1997
        Baltimore, MD                                      August 1997
        Miami, FL                                          December 1997
        Stamford, CT                                       February 1998
        Singapore                                          May 1998
        North Miami Beach, FL                              July 1998
        Toronto, Canada                                    September 1998
        Portland, OR                                       December 1998
        Nashville, TN                                      January 1999
        Scottsdale, AZ                                     January 1999
        Philadelphia, PA                                   July 1999
        Boca Raton, FL                                     August 1999
        Kansas City, MO                                    October 1999
        Indianapolis, IN                                   November 1999
        Schaumburg, IL                                     December 1999
        Hong Kong                                          December 1999
        Seattle, WA                                        December 1999
        Denver (Tech Center), CO                           March 2000
        Las Vegas (3)                                      May 2000
        Jacksonville, FL                                   June 2000
        Hartford, CT                                       September 2000
        San Juan, PR                                       October 2000
        Great Neck (Long Island), NY                       October 2000
        Vancouver, Canada                                  October 2000
        New Orleans, LA                                    December 2000

BERTOLINI'S AUTHENTIC TRATTORIAS                           DATE OPENED
--------------------------------                           -----------
        Las Vegas, NV                                      May 1992
        King of Prussia, PA                                November 1995
        Irvine, CA                                         November 1995
        Indianapolis, IN                                   October 1996
        West Las Vegas, NV                                 December 1998


      Additional sites are under active review for potential new Morton's restaurants to open. The Company has executed agreements to open Morton's of Chicago Steakhouses in Honolulu, HI; Hong Kong; La Jolla, CA; Los Angeles, CA; Louisville, KY; Reston, VA; Richmond, VA; Salt Lake City, UT and Sydney, Australia. The Company currently intends to open approximately seven to nine new Morton's restaurants during 2001. There can be no assurance, however, that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

(1)   Excludes Morton's Boardroom Banquet facilities.
(2)   Operates under the name "Arnie Morton's of Chicago."
(3) The Morton's Las Vegas, NV location was relocated in May 2000 to a new site. The original location had been opened since January 1993.

RESTAURANT OPERATIONS AND MANAGEMENT

      Morton's and Bertolini's restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Operations for the Company's restaurants are supervised by regional managers, each of whom is responsible for several restaurants and report to a division vice president. Division vice presidents and regional managers meet frequently with senior management to review operations and to resolve any issues. Working in concert with division vice presidents, regional managers and restaurant general managers, senior management defines operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for division vice presidents, regional managers and certain restaurant managers.

      The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are developed from the Company's restaurant personnel, must complete a training program of typically eight to twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. The Company holds regular meetings of its restaurant managers to discuss menu items, continuing training and other aspects of business management.

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

MARKETING

      Management believes that the Company's commitment to quality food, hospitality and value/price is the most effective approach to attracting guests. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new customers. The Company utilizes public relations consultants, local restaurant promotions and limited print, billboard and direct mail advertising. The Company's expenditure for advertising, marketing and promotional expenses, as a percentage of its revenues, was 2.8% during fiscal 2000.

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

GOVERNMENT REGULATION

      The Company's business is subject to extensive Federal, state and local government regulation, including those relating to, among others, alcoholic beverage control, public health and safety, zoning and fire codes. Failure to obtain or retain food, liquor or other licenses would adversely affect the operations of the Company's restaurants. While the Company has not experienced and does not anticipate any problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area. Approximately 32% and 21% of the revenues of Morton's and Bertolini's, respectively, for fiscal 2000 were attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses to sell liquor, beer, wine and food. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company, or its employees, of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, each restaurant is operated in accordance with certain standards and procedures designed to comply with applicable codes and regulations.

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


EMPLOYEES

      As of December 31, 2000, the Company had 3,696 employees, of whom 3,166 were hourly restaurant employees, 428 were salaried restaurant employees engaged in administrative and supervisory capacities and 102 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The information regarding revenues, which is reported on the "Consolidated Statements of Operations" on page 21 of the Company's Annual Report and which is hereby incorporated by reference, includes revenues generated from operations in foreign countries of $11.5 million, $5.8 million and $2.5 million for 2000, 1999 and 1998 respectively. The information regarding net property and equipment, which is reported on the "Consolidated Balance Sheets" on page 20 of the Company's Annual Report and which is hereby incorporated by reference, includes net property and equipment in foreign countries of $4.1 million, $3.4 million and $1.9 million for 2000, 1999 and 1998 respectively. For information regarding the risks associated with foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Quantitative and Qualitative Disclosure About Market Risk" contained on page 18 of the Company's Annual Report, which is hereby incorporated by reference.

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


ITEM 2.  PROPERTIES

         The Company's restaurants are generally located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from 1 to 42 years. The Company's leases typically provide for renewal options for terms ranging from five years to twenty years. Restaurant leases provide for a specified annual rent, and most leases call for additional or contingent rent based on revenues above specified levels. Generally, leases are "net leases" which require the Company's subsidiary to pay its pro rata share of taxes, insurance and maintenance costs. In some cases, the Company or another subsidiary guarantees the performance of new leases of the tenant subsidiary for a portion of the lease term, typically not exceeding the first five years. The Company currently operates four restaurants on properties which it owns.

      The Company maintains its executive offices in leased space of approximately 9,800 square feet in New Hyde Park, New York and approximately 15,100 square feet in Chicago. The Company believes its current office and operating space is suitable and adequate for its intended purposes.

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

         The Company is also involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity or capital resources.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Company's executive officers:

         NAME              AGE                         POSITION
         ----              ---                         --------
Allen J. Bernstein (1)     55          Chairman of the Board, President and Chief Executive Officer

Thomas J. Baldwin          45          Executive Vice President, Chief Financial Officer,
                                       Assistant Secretary, Treasurer and Director

Roger J. Drake             40          Vice President-Communications

Agnes Longarzo             62          Vice President-Administration and Secretary

Allan C. Schreiber         60          Senior Vice President-Development

Klaus W. Fritsch           57          Vice Chairman and Co-Founder-Morton's of Chicago

John T. Bettin             45          President-Morton's of Chicago


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

      Roger J. Drake has been Vice President of Communications since May 1999 and Director of Communications since February 1994. Mr. Drake previously owned and operated Drake Productions, a video and marketing communications company, from April 1987 to December 1993. Prior to that, Mr. Drake served as producer, editor, and copywriter at Major League Baseball Productions, from May 1981 to June 1986.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

      "Statement of Operations Information" and "Balance Sheet Information" contained on page one of the Company's Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 13 to 18 of the Company's Annual Report is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      "Quantitative and Qualitative Disclosures about Market Risk" contained on page 18 of the Company's Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following items are hereby incorporated by reference to the Company's Annual Report on the pages indicated:
                                                                            PAGE
(i)   Independent Auditors' Report                                            19

(ii)  Consolidated Balance Sheets as of December 31, 2000 and
      January 2, 2000                                                         20

(iii) Consolidated Statements of Operations For the fiscal years ended
      December 31, 2000, January 2, 2000, and January 3, 1999                 21

(iv)  Consolidated Statements of Stockholders' Equity For the fiscal years
      ended December 31, 2000, January 2, 2000, and January 3, 1999           22

(v)   Consolidated Statements of Cash Flows For the fiscal years ended
      December 31, 2000, January 2, 2000, and January 3, 1999                 23

(vi)  Notes to Consolidated Financial Statements                           24-34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      "Election of Directors" and "Reporting Under Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement are hereby incorporated by reference. See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      "Executive Compensation" contained in the Proxy Statement is hereby incorporated by reference. The matters labeled "Compensation Committee Report," "Audit Committee Report" and "Performance Graph" contained in the Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" contained in the Proxy Statement are hereby incorporated by reference.

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

(d)   Reference is made to Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MORTON'S RESTAURANT GROUP, INC.
                                      (Registrant)

Date  March 30, 2001                  By: /s/ ALLEN J. BERNSTEIN
      ------------------                  --------------------------------
                                          Allen J. Bernstein
                                          Chairman of the Board of Directors, President,
                                          and Chief Executive Officer (Principal Executive
                                          Officer)

Date  March 30, 2001                  By: /s/ THOMAS J. BALDWIN
      ------------------                  --------------------------------
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

Date  March 30, 2001                  By: /s/ ALLEN J. BERNSTEIN
      ------------------                  --------------------------------
                                          Allen J. Bernstein
                                          Chairman of the Board of Directors, President,
                                          and Chief Executive Officer

Date  March 30, 2001                  By: /s/ THOMAS J. BALDWIN
      ------------------                  --------------------------------
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




Date  March 30, 2001                  By: /s/ ROBERT L. BARNEY
      ------------------                  --------------------------------
                                          Robert L. Barney
                                          Director



Date  March 30, 2001                  By: /s/ LEE M. COHN
      ------------------                  --------------------------------
                                          Lee M. Cohn
                                          Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (CONTINUED)




Date  March 30, 2001                  By: /s/ DIANNE H. RUSSELL
      ------------------                  --------------------------------
                                          Dianne H. Russell
                                          Director



Date  March 30, 2001                  By: /s/ ALAN A. TERAN
      ------------------                  --------------------------------
                                          Alan A. Teran
                                          Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (CONTINUED)




Date  March 30, 2001                  By: /s/ JOHN K. CASTLE
      ------------------                  --------------------------------
                                          John K. Castle
                                          Director



Date: March 30, 2001                  By: /s/ DR. JOHN J. CONNOLLY
      ------------------                  --------------------------------
                                          Dr. John J. Connolly
                                          Director



Date  March 30, 2001                  By: /s/ DAVID B. PITTAWAY
      ------------------                  --------------------------------
                                          David B. Pittaway
                                          Director

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit
Number                       Document
------                       --------
 3.01 (a)      Amended and Restated Certificate of Incorporation of the
               Registrant. (5)

      (b) Certificate of Designation for the Preferred Stock issuable pursuant to the Rights Plan. (4)

      (c)      Amendment to the Amended and Restated Certificate of
               Incorporation of the Registrant. (5)

      (d)      Second Amendment to the Amended and Restated Certificate of
               Incorporation of the Registrant. (8)

 3.02          Amended and Restated By-Laws of the Registrant, dated January 17,
               1995. (4)

 4.01 (a)      Specimen Certificate representing the Common Stock, par value
               $.01 per share including Rights Legend and name change to Morton's Restaurant Group, Inc. (8)

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

 4.04 (a)      Second Amended and Restated Revolving Credit and Term Loan
               Agreement, dated June 19, 1995 among the Registrant, The Peasant
               Restaurants, Inc., Morton's of Chicago, Inc. and The First
               National Bank of Boston, individually and as agent. (5)

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

      (i)      Seventh Amendment to the Second Amended and Restated Revolving
               Credit and Term Loan Agreement, dated June 27, 1997 among the
               Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and
               BankBoston, N.A., individually and as agent. (11)

      (j)      Eighth Amendment to the Second Amended and Restated Revolving
               Credit and Term Loan Agreement, dated February 12, 1998 among the
               Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and
               BankBoston, N.A., individually and as agent. (12)

      (k) Letter Agreement, dated April 6, 1998, among BankBoston, N.A. and the Registrant regarding an Extendible Swap Transaction. (13)

      (l) Letter Agreement, dated May 29, 1998, among BankBoston, N.A. and the Registrant regarding an Extendible Swap Transaction. (14)

      (m)      Ninth Amendment to the Second Amended and Restated Revolving
               Credit and Term Loan Agreement, dated September 25, 1998 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc.
               and BankBoston, N.A., individually and as agent. (15)

      (n)      Tenth Amendment to the Second Amended and Restated Revolving
               Credit and Term Loan Agreement, dated November 18, 1998 among the
               Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and
               BankBoston, N.A., individually and as agent. (16)

      (o)      Eleventh Amendment to the Second Amended and Restated Revolving
               Credit and Term Loan Agreement, dated May 20, 1999 among the
               Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and
               BankBoston, N.A., individually and as agent. (18)

      (p)      Twelfth Amendment to the Second Amended and Restated Revolving
               Credit and Term Loan Agreement, dated June 21, 2000 among the
               Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and
               BankBoston, N.A., individually and as agent. (21)

      (q)      Thirteenth Amendment to the Second Amended and Restated Revolving
               Credit and Term Loan Agreement, dated September 29, 2000 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc.
               and Fleet National Bank, individually and as agent. (22)

      (r)      Instrument of Adherence to the Second Amended and Restated
               Revolving Credit and Term Loan Agreement, dated February 28,
               2001 among the Registrant, Peasant Holding Corp., Morton's of
               Chicago, Inc. and Fleet National Bank, individually and as agent.

      (s)      Assignment and Acceptance to the Second Amended and Restated
               Revolving Credit and Term Loan Agreement, dated March 9, 2001 among the Registrant, Peasant Holding Corp., Morton's of
               Chicago, Inc. and Fleet National Bank, individually and as agent.


 4.05          Amended and Restated Rights Agreement, dated as of March 22,
               2001, between the Registrant and EquiServe Trust Company, which includes as Exhibit A thereto the form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, as Exhibit B thereto the form of Rights
               Certificate and as Exhibit C thereto the Summary of Rights to Purchase Preferred Stock. (24)

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

 10.04 (a)+    Change of Control Agreement, dated December 15, 1994, between the
               Registrant and Allen J. Bernstein. (4)

       (b)+    Amended and Restated Change of Control Agreement, dated March
               1, 2001, between the Registrant and Thomas J. Baldwin.

       (c)+    Change of Control Agreement, dated March 1, 2001, between the
               Registrant and Agnes Longarzo.

       (d)+    Change of Control Agreement, dated March 1, 2001, between the
               Registrant and Allan C. Schreiber.

       (e)+    Change of Control Agreement, dated March 1, 2001, between the
               Registrant and Roger J. Drake.

       (f)+    Change of Control Agreement, dated March 1, 2001, between
               Morton's of Chicago, Inc. and Klaus W. Fritsch.

       (g)+    Change of Control Agreement, dated March 1, 2001, between
               Morton's of Chicago, Inc. and John T. Bettin.

       (h)+    Change of Control Agreement, dated March 1, 2001, between
               Morton's of Chicago, Inc. and Ronald M. DiNella.

 10.05 (a)+    Second Amended and Restated Employment Agreement, dated as of
               February 28, 1995, between the Registrant and Allen J. Bernstein.
               (4)

       (b)+    Employment Agreement, dated March 1, 2001, between the
               Registrant and Thomas J. Baldwin.

       (c)+    Employment Agreement, dated March 1, 2001, between the
               Registrant and Agnes Longarzo.

 10.06  +      Quantum Restaurant Group, Inc. Stock Option Plan. (6)

 10.07 Stock Purchase Agreement, dated as of December 31, 1996, by and among Peasant Holding Corp., Morton's Restaurant Group, Inc., and
               MRI Acquisition Corporation. (9)

 10.08 Stock Purchase Agreement, dated as of December 31, 1996, by and among Peasant Holding Corp., Morton's Restaurant Group, Inc., and
               PRI Acquisition Corporation. (9)

 10.09         Promissory Note, dated March 4, 1997, between CNL Financial I,
               Inc., as Lender, and Morton's of Chicago, Inc. (10)

 10.10 Amended and Restated Promissory Note, dated September 18, 1998, among FFCA Acquisition Corporation and Morton's of Chicago/North
               Miami Beach, Inc., a subsidiary of the Registrant. (15)

 10.11  +      First Amendment to the Second Amended and Restated Employment
               Agreement, dated October 1, 1998, between the Registrant and
               Allen J. Bernstein. (15)

 10.12         Amended and Restated Promissory Note, dated March 19, 1999, among
               FFCA Acquisition Corporation and Morton's of Chicago/Scottsdale,
               Inc., a subsidiary of the Registrant. (17)

 10.13         Amended and Restated Promissory Note, dated March 17, 1999, among
               FFCA Acquisition Corporation and Bertolini's at Village Square,
               Inc., a subsidiary of the Registrant. (17)



 10.14  +      Form of Indemnification Agreement for Directors and Executive
               Officers. (20)

 10.15  +      Morton's Restaurant Group, Inc. Employee Stock Purchase Plan.
               (19)

 10.16 Amended and Restated Promissory Note, dated January 31, 2000, among FFCA Acquisition Corporation and Morton's of
               Chicago/Schaumburg, Inc., a subsidiary of the Registrant. (20)

 10.17  +      Morton's Restaurant Group, Inc. 2000 Stock Option Plan. (23)

 10.18  +      Form of individual non-qualified stock option agreements. (25)

 10.19         Promissory Note, dated March 5, 2001, among FFCA Funding
               Corporation and Morton's of Chicago/Jacksonville LLC, a subsidiary of the Registrant.

 13.01         Registrant's Annual Report to Stockholders for the year ended
               December 31, 2000. Except for the portions thereof which are expressly incorporated by reference into this report, such Annual
               Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.

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

        (5) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated July 2, 1995 and incorporated by reference.

        (6)    Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1995 and incorporated by reference.

        (7) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 1996 and incorporated by reference.




        (8) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 30, 1996 and incorporated by reference.

        (9)    Included as an exhibit to the Registrant's Form 8-K, dated
               January 6, 1996 and incorporated by reference.

        (10)   Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 29, 1996 and incorporated by reference.

        (11) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 29, 1997 and incorporated by reference.

        (12)   Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the year ended December 28, 1997 and incorporated by reference.

        (13) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated March 29, 1998 and incorporated by reference.

        (14) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated June 28, 1998 and incorporated by reference.

        (15) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated September 27, 1998 and incorporated by reference.

        (16)   Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the fiscal year ended January 3, 1999 and incorporated by reference.

        (17) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated April 4, 1999 and incorporated by reference.

        (18) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated July 4, 1999 and incorporated by reference.

        (19)   Included as an exhibit to the Registrant's Form S-8 dated August
               27, 1999 and incorporated by reference.

        (20)   Included as an exhibit to the Registrant's Annual Report on Form
               10-K for the fiscal year ended January 2, 2000 and incorporated by reference.

        (21) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated July 2, 2000 and incorporated by reference.

        (22) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated October 1, 2000 and incorporated by reference.

        (23)   Included as an exhibit to the Registrant's Form S-8 dated
               November 9, 2000 and incorporated by reference.

        (24)   Included as an exhibit to the Registrant's Form 8-K dated
               March 22, 2001 and incorporated by reference.

        (25)   Included as an exhibit to the Registrant's Form S-8 dated
               November 9, 2000 and incorporated by reference.


     +  Management contracts or compensatory plans or arrangement.