Form 10-Q
period 2001-04-01
MORTONS RESTAURANT GROUP INC
filed 2001-05-15
CIK 883981

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 1, 2001
                                                -------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to __________

Commission File No. 1-12692

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No____
    ---

As of May 9, 2001, the registrant had 4,173,792 Shares of its Common Stock, $.01 par value, outstanding.

                 MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION                                                PAGE

Item 1. Financial Statements

   Consolidated Balance Sheets as of April 1, 2001 and December 31, 2000      3-4

   Consolidated Statements of Income for the three month periods ended
        April 1, 2001 and April 2, 2000                                         5

   Consolidated Statements of Cash Flows for the three month periods ended
        April 1, 2001 and April 2, 2000                                         6

   Notes to Consolidated Financial Statements                                 7-8

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                       9-12

Item 3. Quantitative and Qualitative Disclosure about Market Risk              13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      14

Item 4. Submission of Matters to a Vote of Stockholders                        14

Item 5. Other Information                                                      14

Item 6. Exhibits and Reports on Form 8-K                                       14

Signatures                                                                     15

Item 1. Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            (amounts in thousands)

                                                                      April 1,      December 31,
                                                                        2001            2000
                                                                    ------------    ------------
                                                                            (unaudited)

  ASSETS

Current assets:
  Cash and cash equivalents                                          $    1,721      $    2,296
  Accounts receivable                                                     1,094           4,639
  Inventories                                                             8,142           8,303
  Landlord construction receivables, prepaid
    expenses and other current assets                                     2,948           2,867
  Deferred income taxes                                                   5,497           5,653
                                                                     -----------     -----------
      Total current assets                                               19,402          23,758
                                                                     -----------     -----------

Property and equipment, at cost:
  Furniture, fixtures and equipment                                      37,150          35,842
  Leasehold improvements                                                 52,764          51,052
  Land                                                                    6,342           6,337
  Construction in progress                                                2,236           2,160
                                                                     -----------     -----------
                                                                         98,492          95,391
  Less accumulated depreciation and amortization                         19,674          17,344
                                                                     -----------     -----------
      Net property and equipment                                         78,818          78,047
                                                                     -----------     -----------
Intangible assets, net of accumulated amortization of $4,769 at
  April 1, 2001 and $4,668 at December 31, 2000                          11,226          11,327
Other assets and deferred expenses, net of accumulated
  amortization of $556 at April 1, 2001 and $518 at
  December 31, 2000                                                       6,782           6,412
Deferred income taxes                                                     4,025           4,866
                                                                     -----------     -----------
                                                                     $  120,253      $  124,410
                                                                     ===========     ===========

                                                         (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   (amounts in thousands, except share data)

                                                              April 1,    December 31,
                                                                2001          2000
                                                              ---------   -------------
                                                                     (unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  6,622      $  8,677
  Accrued expenses                                              16,569        21,375
  Current portion of obligations to financial institutions
    and capital leases                                           4,855         4,759
  Accrued income taxes                                             126         1,004
                                                              --------      --------
      Total current liabilities                                 28,172        35,815
Obligations to financial institutions and capital leases,
  less current maturities                                       85,988        85,012
Other liabilities                                                4,181         4,506
                                                              --------      --------
      Total liabilities                                        118,341       125,333
                                                              --------      --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value per share. Authorized
    3,000,000 shares, no shares issued or outstanding               --            --
  Common stock, $.01 par value per share. Authorized
    25,000,000 shares, issued 6,796,851 shares at April 1,
    2001 and 6,778,363 shares at December 31, 2000                  68            68
  Nonvoting common stock, $.01 par value per share.
    Authorized 3,000,000 shares, no shares issued or
    outstanding                                                     --            --
  Additional paid-in capital                                    63,307        63,077
  Accumulated other comprehensive income (loss)                   (313)         (150)
  Accumulated deficit                                          (14,340)      (17,084)
  Less treasury stock, at cost, 2,628,953 shares at April 1,
    2001 and 2,630,361 shares at December 31, 2000             (46,810)      (46,834)
                                                              --------      --------
      Total stockholders' equity (deficit)                        1,912         (923)
                                                              --------      --------
                                                              $120,253      $124,410
                                                              ========      ========

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                 (amounts in thousands, except per share data)

                                                                 Three Months Ended
                                                              -------------------------
                                                              April 1,      April 2,
                                                                2001          2000
                                                              ---------   -------------
                                                                     (unaudited)
Revenues                                                       $66,342       $63,595

Food and beverage costs                                         22,670        21,422
Restaurant operating expenses                                   27,833        26,352
Pre-opening costs, depreciation, amortization
  and non-cash charges                                           2,756         3,080
General and administrative expenses                              4,932         5,058
Marketing and promotional expenses                               2,199         1,876
Interest expense, net                                            2,032         1,448
                                                               -------       -------
      Income before income taxes                                 3,920         4,359

Income tax expense                                               1,176         1,308
                                                               -------       -------
      Net income                                               $ 2,744       $ 3,051
                                                               =======       =======

Net income per share:
      Basic                                                    $  0.66       $  0.60
                                                               =======       =======
      Diluted                                                  $  0.62       $  0.58
                                                               =======       =======

Weighted average shares outstanding:
      Basic                                                      4,158         5,093
                                                               =======       =======
      Diluted                                                    4,425         5,232
                                                               =======       =======

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                Three Months Ended
                                                              -----------------------
                                                              April 1,      April 2,
                                                                2001          2000
                                                              ---------    ----------
                                                                     (unaudited)
Cash flows from operating activities:
  Net income                                                   $ 2,744      $  3,051
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation, amortization and other non-cash charges          2,142         2,319
  Deferred income taxes                                            997           828
  Change in assets and liabilities:
    Accounts receivable                                          3,537          (562)
    Inventories                                                    141           492
    Prepaid expenses and other assets                             (380)         (151)
    Accounts payable, accrued expenses and other liabilities    (7,079)       (4,724)
    Accrued income taxes                                          (878)          229
                                                               -------      --------
      Net cash provided by operating activities                  1,224         1,482
                                                               -------      --------
Cash flows from investing activities:
  Purchases of property and equipment                           (3,137)       (3,456)
                                                               -------      --------
      Net cash used by investing activities                     (3,137)       (3,456)
                                                               -------      --------
Cash flows from financing activities:
  Principal reduction on obligations to financial
    institutions and capital leases                             (6,901)       (4,084)
  Proceeds from obligations to financial institutions and
    capital leases                                               8,000        12,927
  Purchases of treasury stock                                       --       (10,386)
  Net proceeds from issuance of stock                              254             4
                                                               -------      --------
      Net cash provided (used) by financing activities           1,353        (1,539)
                                                               -------      --------
Effect of exchange rate changes on cash                            (15)           (4)
                                                               -------      --------
Net decrease in cash and cash equivalents                         (575)       (3,517)

Cash and cash equivalents at beginning of period                 2,296         5,806
                                                               -------      --------
Cash and cash equivalents at end of period                     $ 1,721      $  2,289
                                                               =======      ========

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         April 1, 2001 and April 2, 2000



1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc. (the "Company") for the fiscal year ended December 31, 2000 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 30, 2001.

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $2,007,000 and $1,207,000, and income taxes of approximately $1,020,000 and $309,000, for the three months ended April 1, 2001 and April 2, 2000, respectively. During the first quarter of fiscal 2000, the Company entered into capital lease arrangements for restaurant equipment of approximately $843,000.

3) Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which were all closed in the fiscal 1999. At April 1, 2001 and December 31, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $1,934,000 and $2,153,000, respectively, representing the lease disposition liabilities related to the closing of these nonperforming restaurants. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results for 1999 and 2000. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets and will contemplate their potential closure based upon future operating results. During 1999 and 2000 three such underperforming restaurants were closed. (See "Part II - Other Information, Item 1. Legal Proceedings".)

4) The components of comprehensive income for the three months ended April 1, 2001 and April 2, 2000 are as follows:


                                                               April 1,     April 2,
                                                                 2001         2000
                                                              ----------   ----------
                                                               (amounts in thousands)
Net income                                                      $2,744       $3,051
Other comprehensive income (loss):
  Foreign currency translation                                    (163)           7
                                                                ------       ------
Total comprehensive income                                      $2,581       $3,058
                                                                ======       ======

5)  The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of two interest rate swap agreements with notional amounts of $10,000,000 each. The interest rate swap agreements are designated as cash flow hedges for purposes of SFAS 133. Based on regression analysis, the Company has determined that its interest rate swap agreements are highly effective. The fair values of the Company's interest rate swap agreements were not material as of January 1, 2001 or for the quarter ended April 1, 2001.

6) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 14 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    Revenues increased $2.7 million, or 4.3%, to $66.3 million for the three month period ended April 1, 2001, from $63.6 million during the comparable 2000 period. Of the increase in revenues, $6.1 million was attributable to incremental restaurant revenues from seven new restaurants opened after January 2, 2000, which was offset by $2.1 million, or -3.3%, attributable to a reduction in comparable revenues from restaurants open all of both periods. Revenues for the three Bertolini's restaurants closed during 2000 (see Note 3) declined by $1.3 million compared to the first quarter of fiscal 2000. Average revenue per restaurant open for a full period decreased 3.3%. Higher revenues for the first quarter of fiscal 2001 also reflect the impact of price increases of approximately 1% in February 2000 and May 2000.

    Percentage changes in comparable restaurant revenues for the three month period ended April 1, 2001 versus April 2, 2000 for restaurants open all of both periods are as follows:


                                                    Three Months
                                                 Ended April 1, 2001
                                                 Percentage Changes
                                                 -------------------
Morton's                                                -3.3%
Bertolini's                                             -4.3%
Total                                                   -3.3%

    The Company believes that first quarter revenues and operating results were adversely affected by a weakened economic environment, unfavorable business conditions and reduced business travel. The Company also expects revenues and operating results to be adversely affected by these factors in the second quarter of fiscal 2001.

    In addition, future results, including the second quarter of fiscal 2001, will be adversely affected by the investment banking, legal and other costs associated with the Company's decision to evaluate the full range of strategic alternatives, including evaluating a potential sale of the Company, and with the proxy contest initiated by an insurgent stockholder. See "Part II - Other Information, Item 5. Other Information" on page 14 of this Form 10-Q for further discussion.

    Food and beverage costs increased from $21.4 million for the three month period ended April 2, 2000 to $22.7 million for the three month period ended April 1, 2001. Due to higher meat purchase costs, these costs as a percentage of revenues increased from 33.7% for the 2000 period to 34.2% for the 2001 period.

    Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $26.4 million for the three month period ended April 2, 2000 to $27.8 million for the three month period ended April 1, 2001, an increase of $1.5 million associated with additional restaurants. Those costs as a percentage of revenues increased 0.6% from 41.4% for the three month period ended April 2, 2000 to 42.0% for the three month period ended April 1, 2001.

    Pre-opening costs, depreciation, amortization and non-cash charges decreased from $3.1 million for the three month period ended April 2, 2000 to $2.8 million for the three month period ended April 1, 2001 and decreased as a percentage of revenues by 0.6%. In accordance with the adoption of SOP 98-5, the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred.

Pre-opening costs incurred and recorded as expense for the three month period ended April 1, 2001 and April 2, 2000 were $0.6 million and $0.8 million, respectively. The timing of restaurant openings, as well as costs per restaurant, affected the amount of such costs. Included in the first quarter of fiscal 2000 are charges of approximately $0.5 million related to the March 2000 disposition of one Bertolini's restaurant not previously provided for in the fiscal 1998 charge. (See Note 3.) Effective April 3, 2000, the Company changed the estimated useful lives for computer equipment and software. As a result of such change, the first quarter of 2001 includes approximately $48,000 of additional depreciation expense.

    General and administrative expenses for the three month period ended April 1, 2001 were $4.9 million, which decreased from $5.1 million for the three month period ended April 2, 2000. Such costs as a percentage of revenues decreased from 8.0% for the 2000 period to 7.4% for the 2001 period.

    Marketing and promotional expenses were $2.2 million for the three month period ended April 1, 2001 and $1.9 million for the three month period ended April 2, 2000. Such costs as a percentage of revenues were 3.3% for the three month period ended April 1, 2001, an increase of 0.4% from the three month period ended April 2, 2000.

    Interest expense, net of interest income, increased to $2.0 million for the three month period ended April 1, 2001 from $1.4 million for the three month period ended April 2, 2000 due to increased borrowings.

    Income tax expense of $1.2 million for the three month period ended April 1, 2001 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2001, as well as state income taxes.

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

        The Company and Fleet National Bank ("Fleet") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, as amended, from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $90,000,000. The Credit Facility consists of a $24,500,000 term loan (the "Term Loan") and a $65,500,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate plus applicable margin or, at the Company's option, the Eurodollar Rate plus applicable margin. At April 1, 2001, calculated pursuant to the Credit Agreement, the Company's applicable margin on the Revolving Credit was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 0.50% on base rate loans and 2.50% on Eurodollar Rate loans. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Fleet has syndicated portions of the Credit Facility to First Union Corporation, Imperial Bank, J.P. Morgan Chase & Co. and LaSalle Bank National Association.

        As of April 1, 2001 and December 31, 2000, the Company had outstanding borrowings of $60,375,000 and $64,925,000, respectively, under the Credit Agreement. At April 1, 2001, $258,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Facility were $29,367,000 and the weighted average interest rate on all borrowings under the Credit Facility was 7.57% on April 1, 2001.

        Quarterly principal installments on the Term Loan of $250,000 will be due at the end of each calendar quarter from September 30, 2001 through December 31, 2003; $2,500,000 from March 31, 2004 through December 31, 2004;
and $3,000,000 from March 31, 2005 through December 31, 2005. The Revolving Credit will be payable in full on December 31, 2005. Total amounts of principal payable by the Company under the Credit Facility during the five years subsequent to April 1, 2001 amount to $500,000 in 2001, $1,000,000 in 2002, $1,000,000 in 2003, $10,000,000 in 2004 and $47,875,000 in 2005.
Borrowings under the Credit Agreement have been classified as noncurrent on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments commencing in September 2001.

        Borrowings under the Credit Facility are secured by all tangible and intangible assets of the Company. The Credit Agreement contains, among other things, certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts;
(vi) the repurchase of the Company's outstanding common stock above specified amounts; and (vii) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of April 1, 2001, the Company believes it was in compliance with such covenants.

        On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts on $10,000,000 each. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations relating to $20,000,000 of variable rate debt. The terms of the agreements are for three years and may be extended for an additional two years at the option of Fleet. Fleet extended its first option on April 9, 2001. At April 1, 2001, the Company estimates the fair value of the agreements to be immaterial to the consolidated financial statements.

        In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") which matures on April 1, 2007 and has a 10.002% per annum interest rate. Principal and interest payments will be made over the term of the loan. At April 1, 2001 and December 31, 2000 the outstanding principal balance of the CNL Loan was approximately $1,783,000 and $1,837,000, respectively, of which approximately $228,000 and $223,000, respectively, has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

        During 1999 and 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan commitments, aggregating $27,000,000, to fund the purchases of land and construction of restaurants. During 2001, 2000 and 1999, $6,900,000, $1,927,000 and $4,575,000,
respectively, was funded, with the interest rates ranging from 7.68% to 9.26% per annum. Monthly principal and interest payments have been scheduled over twenty-year periods. At April 1, 2001 and December 31, 2000 the aggregate outstanding principal balance due to FFCA was approximately $18,405,000 and $11,574,000, respectively, of which approximately $421,000 and $282,000, respectively, of principal is included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

        During the third quarter of fiscal 1999, the Company entered into sale-leaseback transactions whereby the Company sold, and leased back, existing restaurant equipment at 15 of its restaurant locations. Aggregate proceeds of $6,000,000 were used to reduce the Company's revolving credit facility. These transactions are being accounted for as financing arrangements. Recorded in the accompanying consolidated balance sheet as of April 1, 2001 and December 31, 2000 are such capital lease obligations, related equipment of $2,810,000 and $3,300,000 respectively, and a deferred gain of approximately $2,720,000 and $3,173,000, respectively, each of which are being recognized over the three year lives of such transactions.

        During the first three months of fiscal 2001, the Company's net investment in fixed assets and related investment costs, including pre-opening costs, offset by mortgage financing of approximately $6.9 million, approximated $3.8 million. The Company estimates that it will expend up to an aggregate of $20.0 million in 2001 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease, sale-leaseback and mortgage financing agreements with several financial institutions of which approximately $14.5 million, in the aggregate, is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments, as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

        From fiscal October 1998 through fiscal September 2000, the Company's board of directors authorized repurchases of the Company's outstanding common stock of up to approximately 2,930,600 shares. As of April 1, 2001, the Company had repurchased 2,635,090 shares at an average stock price of $17.80. The Company suspended the stock repurchase program on May 8, 2001.

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

        As of April 1, 2001, the Company operated four international locations, one in Singapore (opened May 1998), one in Toronto (opened September 1998), one in Hong Kong (opened December 1999) and one in Vancouver, Canada (opened October 2000). As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 1, 2001, is not considered material.

        The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. The change in fair value of our long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of April 1, 2001 is not considered material.

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

Item 5. Other Information

        Pursuant to a notice delivered to the Company during the first quarter of fiscal 2001, an insurgent stockholder launched a proxy contest to nominate three individuals for election as directors at the Company's 2001 Annual Meeting of Stockholders. At the Annual Meeting, held May 10, 2001, the Company's stockholders elected the individuals nominated by the Board of Directors.

        During the second quarter of fiscal 2001, the Company announced that its Board of Directors had determined to evaluate the full range of strategic alternatives, including evaluating a potential sale of the Company.

        The Company expects future results, including the second quarter of fiscal 2001, to be adversely affected by the investment banking, legal and other costs associated with the proxy contest and with evaluating strategic alternatives.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

        10.1 Promissory Note, dated March 27, 2001, among FFCA Acquisition Corporation and Morton's of Chicago/Great Neck LLC, a subsidiary of the Registrant.

   (b) Reports on Form 8-K.

       A report on Form 8-K was filed March 23, 2001 relating to the Company's Amended and Restated Rights Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MORTON'S RESTAURANT GROUP, INC.
                                 (Registrant)


Date  May 15, 2001               By:  /s/ ALLEN J. BERNSTEIN
      ------------                    -------------------------------
                                      Allen J. Bernstein
                                      Chairman of the Board, President
                                      and Chief Executive Officer


Date  May 15, 2001               By:  /s/ THOMAS J. BALDWIN
      ------------                    --------------------------------
                                      Thomas J. Baldwin
                                      Executive Vice President,
                                      Chief Financial Officer and Director

                               INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

Exhibit
Number       Page      Document
------       ----      --------
10.1                   Promissory Note, dated March 27, 2001, among FFCA
                       Acquisition Corporation and Morton's of Chicago/Great
                       Neck LLC, a subsidiary of the Registrant.