Form 10-Q
period 2001-07-01
MORTONS RESTAURANT GROUP INC
filed 2001-08-14
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 1, 2001
                               -------------------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________________ to _____________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 10, 2001, the registrant had 4,177,092 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                  PAGE

 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Balance Sheets as of July 1, 2001 and December 31, 2000            3-4

   Consolidated Statements of Income (Loss) for the three and six month
      periods ended July 1, 2001 and July 2, 2000                                  5

   Consolidated Statements of Cash Flows for the six month periods ended
      July 1, 2001 and July 2, 2000                                                6

   Notes to Consolidated Financial Statements                                     7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and         9-14
   Results of Operations

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk                14

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                        15

 Item 4.  Submission of Matters to a Vote of Stockholders                          15

 Item 5.  Other Information                                                        16

 Item 6.  Exhibits and Reports on Form 8-K                                         16


 Signatures                                                                        17

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)


                                                              July 1,     December 31,
                                                               2001           2000
                                                              --------    ------------
                                                                    (unaudited)
   ASSETS
Current assets:
   Cash and cash equivalents                                  $  1,685     $  2,296
   Accounts receivable                                           1,690        4,639
   Inventories                                                   8,111        8,303
   Landlord construction receivables, prepaid expenses
      and other current assets                                   2,047        2,867
   Deferred income taxes                                         5,784        5,653
                                                              --------     --------

        Total current assets                                    19,317       23,758
                                                              --------     --------

Property and equipment, at cost:
   Furniture, fixtures and equipment                            38,218       35,842
   Leasehold improvements                                       54,911       51,052
   Land                                                          6,241        6,337
   Construction in progress                                      4,227        2,160
                                                              --------     --------
                                                               103,597       95,391
   Less accumulated depreciation and amortization               22,217       17,344
                                                              --------     --------
        Net property and equipment                              81,380       78,047
                                                              --------     --------

Intangible assets, net of accumulated amortization of
   $4,870 at July 1, 2001 and $4,668 at December 31, 2000       11,125       11,327
Other assets and deferred expenses, net of accumulated
   amortization of $592 at July 1, 2001 and $518 at
   December 31, 2000                                             6,985        6,412
Deferred income taxes                                            4,830        4,866
                                                              --------     --------
                                                              $123,637     $124,410
                                                              ========     ========



                                                                 (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)


                                                                             July 1,       December 31,
                                                                              2001             2000
                                                                            ---------      ------------
                                                                                   (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                       $   6,353      $   8,677
     Accrued expenses                                                          17,640         21,375
     Current portion of obligations to financial institutions
       and capital leases                                                       5,009          4,759
     Accrued income taxes                                                          72          1,004
                                                                            ---------      ---------

             Total current liabilities                                         29,074         35,815

Obligations to financial institutions and capital leases,
       less current maturities                                                 90,388         85,012
Other liabilities                                                               3,854          4,506
                                                                            ---------      ---------

             Total liabilities                                                123,316        125,333
                                                                            ---------      ---------


Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value per share. Authorized 3,000,000
       shares, no shares issued or outstanding                                     --             --
     Common stock,  $.01 par value per share. Authorized
       25,000,000 shares, issued 6,803,801 shares at July 1, 2001 and
       6,778,363 shares at December 31, 2000                                       68             68
     Nonvoting common stock, $.01 par value per share. Authorized
       3,000,000 shares, no shares issued or outstanding                           --             --
     Additional paid-in capital                                                63,478         63,077
     Accumulated other comprehensive income (loss)                               (560)          (150)
     Accumulated deficit                                                      (15,875)       (17,084)
     Less treasury stock, at cost, 2,627,759 shares at July 1, 2001 and
       2,630,361 shares at December 31, 2000                                  (46,790)       (46,834)
                                                                            ---------      ---------

             Total stockholders' equity (deficit)                                 321           (923)
                                                                            ---------      ---------

                                                                            $ 123,637      $ 124,410
                                                                            =========      =========


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    Consolidated Statements of Income (Loss)

                  (amounts in thousands, except per share data)


                                                                      Three Months Ended         Six Months Ended
                                                                    July 1,       July 2,      July 1,      July 2,
                                                                     2001          2000         2001         2000
                                                                   --------      --------     --------     --------
                                                                         (unaudited)               (unaudited)

Revenues                                                           $ 57,006      $ 58,600     $123,348     $122,195

Food and beverage costs                                              19,602        19,603       42,272       41,025
Restaurant operating expenses                                        26,485        25,150       54,318       51,503
Pre-opening costs, depreciation, amortization and
    non-cash charges                                                  4,313         2,939        7,068        6,019
General and administrative expenses                                   4,846         4,872        9,778        9,930
Marketing and promotional expenses                                    1,674         1,669        3,873        3,545
Costs associated with strategic alternatives and proxy contest          370            --          370           --
Interest expense, net                                                 1,909         1,354        3,942        2,802
                                                                   --------      --------     --------     --------

          Income (loss) before income taxes                          (2,193)        3,013        1,727        7,371

Income tax expense (benefit)                                           (658)          904          518        2,211
                                                                   --------      --------     --------     --------

         Net income (loss)                                         $ (1,535)     $  2,109     $  1,209     $  5,160
                                                                   ========      ========     ========     ========

Net income (loss) per share:

         Basic                                                     $  (0.37)     $   0.45     $   0.29     $   1.05
         Diluted                                                      (0.37)         0.43         0.28         1.02

Weighted average shares outstanding:
         Basic                                                        4,173         4,698        4,166        4,896
                                                                   ========      ========     ========     ========
         Diluted                                                      4,173         4,878        4,299        5,055
                                                                   ========      ========     ========     ========

      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)


                                                                                     Six Months Ended
                                                                                   July 1,       July 2,
                                                                                    2001          2000
                                                                                  --------      --------
                                                                                       (unaudited)
Cash flows from operating activities:
     Net income                                                                   $  1,209      $  5,160
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation, amortization and other non-cash charges                           4,692         4,410
     Deferred income taxes                                                             (95)        1,401
     Change in assets and liabilities:
         Accounts receivable                                                         2,944           (62)
         Inventories                                                                   179           435
         Prepaid expenses and other assets                                             243        (1,564)
         Accounts payable, accrued expenses and other liabilities                   (6,591)       (5,381)
         Accrued income taxes                                                         (932)          129
                                                                                  --------      --------
              Net cash provided by operating activities                              1,649         4,528
                                                                                  --------      --------

Cash flows from investing activities:
     Purchases of property and equipment                                            (7,059)       (5,248)
                                                                                  --------      --------
              Net cash used by investing activities                                 (7,059)       (5,248)
                                                                                  --------      --------

Cash flows from financing activities:
     Principal reduction on obligations to financial institutions and capital
       leases                                                                       (7,806)       (6,520)
     Proceeds from obligations to financial institutions and capital leases         12,175        19,777
     Purchases of treasury stock                                                        --       (16,130)
     Net proceeds from issuance of stock                                               445            28
                                                                                  --------      --------
              Net cash provided by (used by) financing activities                    4,814        (2,845)
                                                                                  --------      --------

Effect of exchange rate changes on cash                                                (15)          (14)
                                                                                  --------      --------

Net decrease in cash and cash equivalents                                             (611)       (3,579)

Cash and cash equivalents at beginning of period                                     2,296         5,806
                                                                                  --------      --------

Cash and cash equivalents at end of period                                        $  1,685      $  2,227
                                                                                  ========      ========


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          July 1, 2001 and July 2, 2000

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

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $3,705,000 and $2,622,000, and income taxes of approximately $1,239,000 and $736,000, for the six months ended July 1, 2001 and July 2, 2000, respectively. During the first six months of fiscal 2001 and 2000, the Company entered into capital lease arrangements for approximately $1,277,000 and $1,715,000, respectively, for restaurant equipment.

3) Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which were all closed in the fiscal 1999. At July 1, 2001 and December 31, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $1,875,000 and $2,153,000, respectively, representing the costs to exit contractual lease obligations and costs for current litigation that was initiated by a landlord as a result of closing one restaurant. This landlord has alleged multiple claims, including breach of contract and breach of guarantee and is seeking to recover substantial financial damages. Such litigation is currently in the discovery stage and no trial date has been set. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets. During 2001, one such underperforming restaurant was closed and during 1999 and 2000 three such underperforming restaurants were closed. (See "Part II - Other Information, Item 1. Legal Proceedings".)

4) During the second quarter of fiscal 2001, the Company received $67,668 from a certain institutional stockholder that had previously publicly reported beneficial ownership of more than ten percent of the Company's common stock. This amount purportedly represents profits earned by the stockholder from the purchase and sale of the Company's common stock within a period of less than six months. The Company credited this amount to additional paid-in capital at July 1, 2001.

5) The components of comprehensive income for the six months ended July 1, 2001 and July 2, 2000 are as follows:


                                                      July 1, 2001     July 2, 2000
                                                      ------------     ------------
                                                          (amounts in thousands)

          Net income                                     $ 1,209        $ 5,160
          Other comprehensive income (loss):
              Foreign currency translation                  (166)           (14)

              Fair value of interest rate
              swap agreements                               (244)            --
                                                         -------        -------
          Total comprehensive income                     $   799        $ 5,146
                                                         =======        =======


6) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of two interest rate swap agreements with notional amounts of $10,000,000 each. The interest rate swap agreements are designated as cash flow hedges for purposes of SFAS 133. Based on regression analysis, the Company has determined that its interest rate swap agreements are highly effective. The adoption of SFAS 133 on January 1, 2001, increased assets by approximately $141,000 and liabilities by approximately $385,000, with approximately $244,000 recognized in accumulated other comprehensive income (loss).

7) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 15 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Revenues decreased $1.6 million, or 2.7%, to $57.0 million for the three month period ended July 1, 2001, from $58.6 million during the comparable 2000 period. $4.5 million in revenues was attributable to incremental restaurant revenues from ten new restaurants opened after January 2, 2000, which was offset by $4.9 million, or 8.8%, attributable to a reduction in comparable revenues from restaurants open all of both periods. Revenues for the four Bertolini's restaurants closed during 2001 and 2000 (see Note 3) declined by $1.4 million compared to the second quarter of fiscal 2000. Included in second quarter revenue is approximately $0.2 million representing the sale of the Company's remaining interests in the Atlanta-based Mick's and Peasant restaurants. Average revenue per restaurant open for a full period decreased 8.4% for the quarter ended July 1, 2001. Revenues for the second quarter of fiscal 2001 also reflect the impact of price increases of approximately 1% in May 2000.

      Revenues increased $1.2 million, or 0.9%, to $123.3 million for the six month period ended July 1, 2001, from $122.2 million for the comparable 2000 period. Of the increase in revenues, $10.7 million was attributable to incremental restaurant revenues from ten new restaurants opened after January 2, 2000 which was offset by $6.9 million, or 5.9%, attributable to a reduction in comparable revenues from restaurants open all of both periods. Revenues for the four Bertolini's restaurants closed during 2001 and 2000 (see Note 3) declined by $2.8 million compared to the first six months of fiscal 2000. Included in second quarter revenue is approximately $0.2 million representing the sale of the Company's remaining interests in the Atlanta-based Mick's and Peasant restaurants. Average revenue per restaurant open for a full period decreased 5.4% for the six months ended July 1, 2001. Revenues for the first six months of fiscal 2001 also reflect the impact of price increases of approximately 1% in February 2000 and in May 2000.

      Percentage changes in comparable restaurant revenues for the three and six month periods ended July 1, 2001 versus July 2, 2000 for restaurants open all of both periods are as follows:


                             Three Months           Six Months
                           Ended July 1, 2001    Ended July 1, 2001
                           Percentage Change     Percentage Change
                           ------------------    ------------------

         Morton's              -9.6%                 -6.3%
         Bertolini's            0.3%                 -2.1%
         Total                 -8.8%                 -5.9%

      The Company believes that due to the continuing impact of the troubled economy, weakened economic environment, unfavorable business conditions, corporate spending cutbacks and reduced business travel, it continues to experience weak revenue trends and negative comparable restaurant revenues. These adverse operating conditions, unfavorable revenue trends, increased operating costs, pre-opening costs for new Morton's of Chicago restaurants (Hong Kong, Sydney, Australia, Louisville, KY and Reston, VA) and investment banking, legal and other costs associated with the Company's recent proxy contest and its evaluation of strategic alternatives resulted in a loss for the second quarter of fiscal 2001. The Company believes that if such unfavorable conditions continue, third quarter and future results will also be adversely affected.

      The Company is continuing the process of exploring its full range of strategic alternatives, including evaluating a potential sale of the Company. The process will include discussions with interested parties, as well as an evaluation of any offers that may be received.

      Food and beverage costs remained consistent at $19.6 million for the three month period ended July 1, 2001 and July 2, 2000 and increased from $41.0 million for the six month period ended July 2, 2000 to $42.3 million for the six month period ended July 1, 2001. Primarily as a result of higher meat costs, these costs as a percentage of revenues increased from 33.5% for the three month period ended July 2, 2000 to 34.4% for the comparable 2001 period and increased from 33.6% for the six month period ended July 2, 2000 to 34.3% for the comparable 2001 period.

      Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $25.2 million for the three month period ended July 2, 2000 to $26.5 million for the three month period ended July 1, 2001, an increase of $1.3 million principally associated with additional restaurants. For the six months ended July 1, 2001, these costs increased from $51.5 million during the 2000 period, to $54.3 million for the comparable 2001 period. Those costs as a percentage of revenues increased 3.6% from 42.9% for the three month period ended July 2, 2000 to 46.5% for the three month period ended July 1, 2001 and increased 1.9% from 42.1% for the six month period ended July 2, 2000 to 44.0% for the comparable 2001 period. Included in the second quarter of fiscal 2000 is a gain of approximately $1.1 million resulting from the disposition of certain restaurant assets.

      Pre-opening costs, depreciation, amortization and non-cash charges increased from $2.9 million for the three month period ended July 2, 2000 to $4.3 million for the three month period ended July 1, 2001 and increased as a percentage of revenues by 2.6%. For the six months ended July 1, 2001, such costs were $7.1 million versus $6.0 million for the comparable 2000 period and increased as a percentage of revenues by 0.8%. In accordance with the adoption of SOP 98-5, the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three month periods ended July 1, 2001 and July 2, 2000 were $1.8 million and $0.8 million, respectively, and for the six month period ended July 1, 2001 and July 2, 2000 were $2.4 million and $1.6 million, respectively. The timing of restaurant openings, as well as costs per restaurant, affected the amount of such costs. Included in the first quarter of fiscal 2000 are charges of approximately $0.5 million related to the March 2000 disposition of one Bertolini's restaurant and included in the second quarter of fiscal 2000 are charges of approximately $0.6 million related to the write-down, to net realizable values, of another Bertolini's restaurant. Such charges were not previously provided for in the fiscal 1998 charge. (See Note 3.) Effective April 3, 2000, the Company changed the estimated useful lives for computer equipment and software. As a result of such change, the first quarter of 2001 included approximately $48,000 of additional depreciation expense.

      General and administrative expenses for the three month period ended July 1, 2001 were $4.8 million, which decreased from $4.9 million for the three month period ended July 2, 2000. For the six months ended July 1, 2001, such costs were $9.8 million versus $9.9 million for the comparable 2000 period. Decreases in such costs were due in part to the Company's reduction in certain overhead expenditures. Such costs as a percentage of revenues were 8.5% for the three month period ended July 1, 2001, an increase of 0.2% from the three month period ended July 2, 2000 and 7.9% for the six months ended July 1, 2001, a decrease of 0.2% from the six month period ended July 2, 2000.

      Marketing and promotional expenses were $1.7 million for the three month periods ended July 1, 2001 and July 2, 2000 and $3.9 million, an increase of $0.3 million, for the six month period ended July 1, 2001. Such costs as a percentage of revenues were 2.9% for the three month period ended July 1, 2001, an increase of 0.1% from the comparable 2000 period and 3.1% for the six month period ended July 1, 2001, an increase of 0.2% from the comparable 2000 period.

      Costs associated with strategic alternatives and proxy contest were $0.4 million for the three and six month periods ended July 1, 2001. Such costs were associated with the Company's recent proxy contest and its evaluation of strategic alternatives.

      Interest expense, net of interest income, increased to $1.9 million for the three month period ended July 1, 2001 from $1.4 million for the three month period ended July 2, 2000. For the six month periods ended July 1, 2001 and July 2, 2000, interest expense was $3.9 million and $2.8 million, respectively. The increase in interest expense was due to increased borrowings.

      Income tax expense of $0.5 million for the six month period ended July 1, 2001 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2001, as well as state income taxes.

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

      The Company and Fleet National Bank ("Fleet") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, as amended, from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $90,000,000. The Credit Facility consists of a $24,500,000 term loan (the "Term Loan") and a $65,500,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate plus applicable margin or, at the Company's option, the Eurodollar Rate plus applicable margin. At July 1, 2001, calculated pursuant to the Credit Agreement, the Company's applicable margin, on the Revolving Credit was 0.25% on base rate loans and 2.25% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 0.50% on base rate loans and 2.50% on Eurodollar Rate loans. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Fleet has syndicated portions of the Credit Facility to First Union Corporation, Imperial Bank, J.P. Morgan Chase & Co. and LaSalle Bank National Association.

      As of July 1, 2001 and December 31, 2000 the Company had outstanding borrowings of $64,550,000 and $64,925,000, respectively, under the Credit Facility. At July 1, 2001, $267,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $25,183,000 and the weighted average interest rate on all borrowings under the Credit Facility was 6.75% on July 1, 2001.

      Quarterly principal installments on the Term Loan of $250,000 will be due at the end of each calendar quarter from September 30, 2001 through December 31, 2003; $2,500,000 from March 31, 2004 through December 31, 2004; and $3,000,000 from March 31, 2005 through December 31, 2005. The Revolving Credit will be payable in full on December 31, 2005. Total amounts of principal payable by the Company under the Credit Facility during the five years subsequent to July 1, 2001 amount to $500,000 in 2001, $1,000,000 in 2002, $1,000,000 in 2003,
$10,000,000 in 2004 and $52,050,000 in 2005. Borrowings under the Credit Agreement have been classified as noncurrent on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments commencing in September 2001.

      Borrowings under the Credit Facility are secured by all tangible and intangible assets of the Company. The Credit Agreement contains, among other things, certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; (vi) the repurchase of the Company's outstanding common stock above specified amounts; and (vii) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of July 1, 2001, the Company believes it was in compliance with such covenants.

      On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations relating to $20,000,000 of variable rate debt. Such agreements terminate on April 7, 2003 and May 29, 2003, respectively. The adoption of SFAS 133 on January 1, 2001, increased assets by approximately $141,000 and liabilities by approximately $385,000, with approximately $244,000 recognized in accumulated other comprehensive income (loss).

      In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") that matures on April 1, 2007 and has a 10.002% per annum interest rate. Principal and interest payments will be made over the term of the loan. At July 1, 2001 and December 31, 2000 the outstanding principal balance of the CNL Loan was approximately $1,728,000 and $1,837,000, respectively, of which approximately $234,000 and $223,000, respectively, has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

      During 1999 and 1998, various subsidiaries of the Company and FFCA Acquisition Corporation ("FFCA") entered into loan commitments, aggregating $27,000,000, to fund the purchases of land and construction of restaurants. During 2001, 2000, and 1999, $6,900,000, $1,927,000 and $4,575,000,
respectively, were funded, with the interest rates ranging from 7.68% to 9.26% per annum. Monthly principal and interest payments have been scheduled over twenty-year periods. At July 1, 2001 and December 31, 2000 the aggregate outstanding principal balance due to FFCA was approximately $18,303,000 and $11,574,000, respectively, of which approximately $430,000 and $282,000, respectively, of principal is included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

      During the third quarter of fiscal 1999, the Company entered into sale-leaseback transactions whereby the Company sold, and leased back, existing restaurant equipment at 15 of its restaurant locations. Aggregate proceeds of $6,000,000 were used to reduce the Company's revolving credit facility. These transactions are being accounted for as financing arrangements. Recorded in the accompanying consolidated balance sheets as of July 1, 2001 and December 31, 2000 are such capital lease obligations, related equipment of $2,320,000 and $3,300,000 respectively, and a deferred gain of approximately $2,267,000 and $3,173,000, respectively, each of which are being recognized over the three year lives of such transactions.

      During the first six months of fiscal 2001, the Company's net investment in fixed assets and related investment costs, including pre-opening costs, offset by mortgage financing of approximately $6.9 million and net of capitalized leases approximated $9.5 million. The Company estimates that it will expend up to an aggregate of $20.0 million in 2001 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease, sale-leaseback and mortgage financing agreements with several financial institutions of which approximately $13.2 million, in the aggregate, is available for future fundings. The Company anticipates that funds generated through operations and funds available through equipment lease and mortgage financing commitments, as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

      From fiscal October 1998 through fiscal September 2000, the Company's board of directors authorized repurchases of the Company's outstanding common stock of up to approximately 2,930,600 shares. The Company had repurchased 2,635,090 shares at an average stock price of $17.80. The Company suspended the stock repurchase program on May 8, 2001.

NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provision of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

      In July 2001, the Financial Accounting Standards Board also issued SFAS 142, "Goodwill and Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for the Company beginning January 1, 2002.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. A transitional impairment loss, if any, would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income (loss).

      As of January 1, 2002, the Company would cease recording goodwill amortization amounting to approximately $0.4 million annually. Because of the extensive effort needed to comply with adopting SFAS 142 it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's consolidated financial statements at the date of this report for any transitional impairment losses.

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

      As of July 1, 2001, the Company operated six international locations; one in Sydney, Australia (opened May 2001), one in Toronto (opened September 1998) and one in Vancouver, Canada (opened October 2000), two in Hong Kong (opened December 1999 and May 2001), and one in Singapore (opened May 1998). As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 1, 2001, is not considered material.

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. The change in fair value of our long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of July 1, 2001 is not considered material.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

      During fiscal 1998, the Company identified several under performing Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants which have all been closed. The Company is involved in certain legal actions relating to such closures, however, the Company does not believe that the ultimate resolution of these actions will have a material effect beyond that recorded during fiscal 1998.

      The Company is involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

Item 4.  Submission of Matters to a Vote of Stockholders

      The Company's 2001 Annual Meeting of Stockholders was held on May 10, 2001, for the following purposes: (i) to elect three directors to Class 3 of the Board of Directors to serve three-year terms and until their successors are duly elected and qualified, (ii) to ratify the re-appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 30, 2001, and (iii) to consider and transact such other business as may properly be brought before the meeting or any adjournments or adjournments thereof. Shares were voted on each such matter as follows:


   Election of Directors

      Thomas J. Baldwin       For:      2,858,717
                              Withheld:       101
      Allen J. Bernstein      For:      2,858,717
                              Withheld:       101
      John K. Castle          For:      2,857,425
                              Withheld:     1,393
      Richard A. Bloom        For:        828,701
                              Withheld:     3,900
      Logan D. Delany, Jr.    For:        828,701
                              Withheld:     3,900
      Charles W. Miersch      For:        828,701
                              Withheld:     3,900


   Ratification and Approval of KPMG LLP

      For:                3,686,644
      Against:                4,550
      Abstain:                  225

      The stockholders elected Thomas J. Baldwin, Allen J. Bernstein and John K. Castle to serve as Class 3 directors until the election and qualification of their successors at the 2004 Annual Meeting of Stockholders. In addition, Lee M. Cohn, Dianne H. Russell and Alan A. Teran will continue to serve as Class 1 directors until the election and qualification of their successors at the 2002 Annual Meeting of Stockholders. Robert L. Barney, Dr. John J. Connolly and David
B. Pittaway will continue to serve as Class 2 directors until the election and qualification of their successors at the 2003 Annual Meeting of Stockholders.

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

      The Company expects future results to be adversely affected by the investment banking, legal and other costs associated with the proxy contest and with evaluating strategic alternatives.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K.
        No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MORTON'S RESTAURANT GROUP, INC.
                                             -----------------------------------
                                             (Registrant)



            August 14, 2001                  By: /s/ ALLEN J. BERNSTEIN
         ---------------------------             -------------------------------
               Date                              Allen J. Bernstein
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer



            August 14, 2001                  By: /s/ THOMAS J. BALDWIN
         ---------------------------             -------------------------------
               Date                              Thomas J. Baldwin
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Director