Form 10-Q
period 2001-09-30
MORTONS RESTAURANT GROUP INC
filed 2001-11-13
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to __________________________


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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 9, 2001, the registrant had 4,179,647 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


 PART I - FINANCIAL INFORMATION                                                                                          PAGE
 Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                                             3-4

   Consolidated Statements of Operations for the three and nine month periods ended
     September 30, 2001 and October 1, 2000                                                                                5

   Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001
     and October 1, 2000                                                                                                   6

   Notes to Consolidated Financial Statements                                                                             7-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                                9-15

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                                         15

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                                 15

 Item 5.  Other Information                                                                                                 16

 Item 6.  Exhibits and Reports on Form 8-K                                                                                  16


 Signatures                                                                                                                 17

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)


                                                                    September 30,  December 31,
                                                                         2001         2000
                                                                       --------     --------
                                                                     (unaudited)
     Assets
     ------
Current assets:
     Cash and cash equivalents                                         $  1,623     $  2,296
     Accounts receivable                                                  1,498        4,639
     Inventories                                                          7,608        8,303
     Landlord construction receivables, prepaid expenses and other
        current assets                                                    2,449        2,867
     Deferred income taxes                                                5,772        5,653
                                                                       --------     --------

           Total current assets                                          18,950       23,758
                                                                       --------     --------

Property and equipment, at cost:
     Furniture, fixtures and equipment                                   40,226       35,842
     Leasehold improvements                                              58,073       51,052
     Land                                                                 6,241        6,337
     Construction in progress                                               856        2,160
                                                                       --------     --------
                                                                        105,396       95,391
     Less accumulated depreciation and amortization                      24,332       17,344
                                                                       --------     --------
           Net property and equipment                                    81,064       78,047
                                                                       --------     --------

Intangible assets, net of accumulated amortization of $4,971 at
     September 30, 2001 and $4,668 at December 31, 2000                  11,024       11,327
Other assets and deferred expenses, net of accumulated
     amortization of $630 at September 30, 2001 and $518 at
     December 31, 2000                                                    7,234        6,412
Deferred income taxes                                                     5,904        4,866
                                                                       --------     --------
                                                                       $124,176     $124,410
                                                                       ========     ========


                                                                            (Continued)

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    (amounts in thousands, except share data)


                                                                       September 30,  December 31,
                                                                            2001           2000
                                                                         ---------      ---------
                                                                        (unaudited)

     Liabilities and Stockholders' Equity (Deficit)
     ----------------------------------------------

Current liabilities:
     Accounts payable                                                    $   7,323      $   8,677
     Accrued expenses                                                       16,305         21,375
     Current portion of obligations to financial institutions
       and capital leases                                                    4,896          4,759
     Accrued income taxes                                                       42          1,004
                                                                         ---------      ---------

             Total current liabilities                                      28,566         35,815

Obligations to financial institutions and capital leases,
       less current maturities                                              94,025         85,012
Other liabilities                                                            3,534          4,506
                                                                         ---------      ---------

             Total liabilities                                             126,125        125,333
                                                                         ---------      ---------


Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $.01 par value per share. Authorized 3,000,000
       shares, no shares issued or outstanding                                  --             --
     Common stock, $.01 par value per share. Authorized
       25,000,000 shares, issued 6,803,801 shares at
       September 30, 2001 and 6,778,363 shares at December 31, 2000             68             68
     Nonvoting common stock, $.01 par value per share. Authorized
       3,000,000 shares, no shares issued or outstanding                        --             --
     Additional paid-in capital                                             63,478         63,077
     Accumulated other comprehensive income (loss)                            (895)          (150)
     Accumulated deficit                                                   (17,827)       (17,084)
     Less treasury stock, at cost, 2,626,709 shares at September 30,
       2001 and 2,630,361 shares at December 31, 2000                      (46,773)       (46,834)
                                                                         ---------      ---------

             Total stockholders' equity (deficit)                           (1,949)          (923)
                                                                         ---------      ---------

                                                                         $ 124,176      $ 124,410
                                                                         =========      =========

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  (amounts in thousands, except per share data)


                                                                       Three Months Ended          Nine Months Ended
                                                                 September 30,    October 1,  September 30,   October 1,
                                                                     2001           2000          2001           2000
                                                                   ---------      ---------     ---------      ---------
                                                                          (unaudited)                 (unaudited)
Revenues                                                           $  52,274      $  56,314     $ 175,623      $ 178,510

Food and beverage costs                                               19,097         19,522        61,369         60,550
Restaurant operating expenses                                         26,524         25,542        80,842         77,045
Pre-opening costs, depreciation, amortization and
    non-cash charges                                                   2,391          2,455         9,461          8,473
General and administrative expenses                                    3,213          4,435        12,991         14,365
Marketing and promotional expenses                                     1,759          1,342         5,632          4,887
Costs associated with strategic alternatives and proxy contest           155             --           525             --
Interest expense, net                                                  1,924          1,696         5,865          4,497
                                                                   ---------      ---------     ---------      ---------

         Income (loss) before income taxes                            (2,789)         1,322        (1,062)         8,693

Income tax expense (benefit)                                            (837)           397          (319)         2,608
                                                                   ---------      ---------     ---------      ---------

         Net income (loss)                                         $  (1,952)     $     925     $    (743)     $   6,085
                                                                   =========      =========     =========      =========

Net income (loss) per share:

         Basic                                                     $   (0.47)     $    0.21     $   (0.18)     $    1.29
                                                                   =========      =========     =========      =========
         Diluted                                                   $   (0.47)     $    0.20     $   (0.18)     $    1.25
                                                                   =========      =========     =========      =========

Weighted average shares outstanding:

         Basic                                                         4,177          4,322         4,170          4,704
                                                                   =========      =========     =========      =========
         Diluted                                                       4,177          4,548         4,170          4,886
                                                                   =========      =========     =========      =========

      See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)


                                                                                  Nine Months Ended
                                                                              September 30,  October 1,
                                                                                  2001          2000
                                                                                --------      --------
                                                                                     (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                          $   (743)     $  6,085
     Adjustments to reconcile net income (loss) to net cash (used by)
       provided by operating activities:
     Depreciation, amortization and other non-cash charges                         6,732         5,629
     Deferred income taxes                                                        (1,157)        1,775
     Change in assets and liabilities:
         Accounts receivable                                                       3,130           183
         Inventories                                                                 676           570
         Prepaid expenses and other assets                                          (345)         (298)
         Accounts payable, accrued expenses and other liabilities                 (7,392)       (6,006)
         Accrued income taxes                                                       (962)          135
                                                                                --------      --------
              Net cash (used by) provided by operating activities                    (61)        8,073
                                                                                --------      --------

Cash flows from investing activities:

     Purchases of property and equipment                                          (8,952)      (10,879)
                                                                                --------      --------
              Net cash used by investing activities                               (8,952)      (10,879)
                                                                                --------      --------

Cash flows from financing activities:
     Principal reduction on obligations to financial institutions and
       capital leases                                                             (9,686)       (7,723)
     Proceeds from obligations to financial institutions and capital leases       17,575        29,877
     Purchases of treasury stock                                                      --       (23,230)
     Net proceeds from issuance of stock                                             462            92
                                                                                --------      --------
              Net cash provided by (used by) financing activities                  8,351          (984)
                                                                                --------      --------

Effect of exchange rate changes on cash                                              (11)          (14)
                                                                                --------      --------

Net decrease in cash and cash equivalents                                           (673)       (3,804)

Cash and cash equivalents at beginning of period                                   2,296         5,806
                                                                                --------      --------

Cash and cash equivalents at end of period                                      $  1,623      $  2,002
                                                                                ========      ========


See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     September 30, 2001 and October 1, 2000

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

      The accompanying consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

      The Company uses a fiscal year which consists of 52 weeks. Approximately every six or seven years, a 53rd week will be added.

2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $5,343,000 and $4,090,000, and income taxes, net of refunds, of approximately $1,478,000 and $810,000, for the nine months ended September 30, 2001 and October 1, 2000, respectively. During the first nine months of fiscal 2001 and 2000, the Company entered into capital lease arrangements for approximately $1,277,000 and $2,730,000, respectively, for restaurant equipment.

3) Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which were all closed in fiscal 1999. At September 30, 2001 and December 31, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $1,755,000 and $2,153,000, respectively, representing the costs to exit contractual lease obligations and costs for current litigation that was initiated by a landlord as a result of closing one restaurant. This landlord has alleged multiple claims, including breach of contract and breach of guarantee and is seeking to recover substantial financial damages. Such litigation is currently in the discovery stage and the trial date has been set for November 2002. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets. During 2001, one such underperforming restaurant was closed and during 1999 and 2000 three such underperforming restaurants were closed. (See "Part II - Other Information, Item
1. Legal Proceedings".)

4) During the second quarter of fiscal 2001, the Company received $67,668 from a certain institutional stockholder that had previously publicly reported beneficial ownership of more than ten percent of the Company's common stock. This amount purportedly represents profits earned by the stockholder from the purchase and sale of the Company's common stock within a period of less than six months. The Company credited this amount to additional paid-in capital in the second quarter of fiscal 2001.

5) The components of comprehensive income (loss) for the nine months ended September 30, 2001 and October 1, 2000 are as follows:


                                                    September 30,  October 1,
                                                        2001         2000
                                                       -------      -------
                                                      (amounts in thousands)
    Net income (loss)                                  $  (743)     $ 6,085
    Other comprehensive income (loss):
       Foreign currency translation                       (198)          (8)
       Fair value of interest rate swap agreements        (547)          --
                                                       -------      -------
    Total comprehensive income (loss)                  $(1,488)     $ 6,077
                                                       =======      =======


6) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of two interest rate swap agreements with notional amounts of $10,000,000 each. The interest rate swap agreements are designated as cash flow hedges for purposes of SFAS 133. Based on regression analysis, the Company has determined that its interest rate swap agreements are highly effective. The adoption of SFAS 133 on January 1, 2001, increased assets by approximately $141,000 and liabilities by approximately $385,000, with approximately $244,000 recognized in accumulated other comprehensive income (loss). As of September 30, 2001, in accordance with SFAS 133, assets were increased by approximately $316,000 and liabilities by approximately $863,000, with approximately $547,000 recognized in accumulated other comprehensive income (loss).

7) As a result of the impact of the World Trade Center terrorist attacks on September 11, 2001, the building in which the Morton's of Chicago Steakhouse restaurant is located in the Wall Street area of downtown Manhattan (located at 90 West Street, two blocks from the World Trade Center) was damaged and has been closed indefinitely and possibly permanently. The full extent of the damage to the building and the restaurant cannot be determined at this time as access to the building has not been permitted. The Company recorded a benefit in "Restaurant operating expenses" in the accompanying consolidated statements of operations of approximately $0.3 million at September 30, 2001 representing anticipated business insurance recovery for lost operations from that restaurant for the period relating to this event. The Company believes that additional benefits will be recorded in the fourth quarter of fiscal 2001 and possibly future periods relating to future insurance recoveries.

8) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 15 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      Revenues decreased $4.0 million, or 7.2%, to $52.3 million for the three month period ended September 30, 2001, from $56.3 million during the comparable 2000 period. Incremental restaurant revenues of $5.7 million were attributable to eleven new restaurants opened after January 2, 2000, which were offset by $7.6 million or 14.9% attributable to a reduction in comparable revenues from restaurants open all of both periods. Morton's of Chicago comparable restaurant revenues declined approximately 26% during fiscal September 2001. Revenues decreased $0.6 million for the closed Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan. Revenues for the four Bertolini's restaurants closed during 2001 and 2000 (see Note 3) declined by $1.5 million compared to the third quarter of fiscal 2000. Average revenue per restaurant open for a full period decreased 16.8% for the quarter ended September 30, 2001.

      Revenues decreased $2.9 million, or 1.6%, to $175.6 million for the nine month period ended September 30, 2001, from $178.5 million for the comparable 2000 period. Incremental restaurant revenues of $16.3 million were attributable to eleven new restaurants opened after January 2, 2000, which were offset by $14.5 million or 8.6% attributable to a reduction in comparable revenues from restaurants open all of both periods. Morton's of Chicago comparable restaurant revenues declined approximately 26% during fiscal September 2001. Revenues decreased $0.6 million for the closed Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan. Revenues for the four Bertolini's restaurants closed during 2001 and 2000 (see Note 3) declined by $4.3 million compared to the first nine months of fiscal 2000. Included in revenues in the second quarter of fiscal 2001 is approximately $0.2 million representing the sale of the Company's interests in the Atlanta-based Mick's and Peasant restaurants. Average revenue per restaurant open for a full period decreased 10.2% for the nine months ended September 30, 2001. Revenues for the first nine months of fiscal 2001 reflect the impact of price increases of approximately 1% in February 2000 and in May 2000.

      Percentage changes in comparable restaurant revenues for the three and nine month periods ended September 30, 2001 versus October 1, 2000 for restaurants open all of both periods are as follows:


                             Three Months             Nine Months
                        Ended September 30, 2001  Ended September 30, 2001
                           Percentage Change         Percentage Change
                           -----------------         -----------------
         Morton's               -16.0%                   -9.3%
         Bertolini's             -2.9%                   -2.4%
         Total                  -14.9%                   -8.6%


      The Company believes that due to the severe nationwide impact of the World Trade Center terrorist attacks, the continuing impact of the troubled economy, unfavorable business conditions, corporate spending cutbacks and reduced business travel, it continues to experience weak revenue trends and negative comparable restaurant revenues. These adverse operating conditions, unfavorable revenue trends, increased operating costs and investment banking, legal and other costs associated with the Company's evaluation of strategic alternatives resulted in a loss for the third quarter and nine months ended September 30, 2001. The

Company believes that if such unfavorable conditions continue or worsen, fourth quarter and future results will also be adversely affected, the full extent of which cannot be determined or forecasted at this time.

      The employees of the Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan (located at 90 West Street, two blocks from the World Trade Center) escaped injury. The building in which the restaurant is located was damaged and has been closed indefinitely and possibly permanently. Accordingly the restaurant has been excluded from third quarter comparable restaurant revenues. The full extent of the damage to the building and the restaurant cannot be determined at this time as access to the building has not been permitted. Insurance claims are in process. All of the Company's other restaurants are open and operating.

      The Company is continuing the process of exploring its full range of strategic alternatives, including evaluating a potential sale of the Company. The process includes discussions with interested parties, as well as an evaluation of any offers received.

      Food and beverage costs decreased from $19.5 million for the three month period ended October 1, 2000 to $19.1 million for the three month period ended September 30, 2001 and increased from $60.6 million for the nine month period ended October 1, 2000 to $61.4 million for the nine month period ended September 30, 2001. Primarily as a result of higher meat costs, these costs as a percentage of revenues increased from 34.7% for the three month period ended October 1, 2000 to 36.5% for the comparable 2001 period and increased from 33.9% for the nine month period ended October 1, 2000 to 34.9% for the comparable 2001 period.

      Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $25.5 million for the three month period ended October 1, 2000 to $26.5 million for the three month period ended September 30, 2001 an increase of $1.0 million. For the nine months ended September 30, 2001 these costs increased from $77.0 million during the 2000 period, to $80.8 million for the comparable 2001 period. Those costs as a percentage of revenues increased 5.3% from 45.4% for the three month period ended October 1, 2000 to 50.7% for the three month period ended September 30, 2001 and increased 2.8% from 43.2% for the nine month period ended October 1, 2000 to 46.0% for the comparable 2001 period. Included in the second quarter of fiscal 2000 is a gain of approximately $1.1 million resulting from the disposition of certain restaurant assets. Included in the third quarter of fiscal 2001 is a benefit of approximately $0.3 million for anticipated business insurance recovery related to costs incurred from the closure of the Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan as a result of the World Trade Center attacks. The Company believes that additional benefits will be recorded in the fourth quarter of fiscal 2001 and possibly future periods relating to future insurance recoveries.

      Pre-opening costs, depreciation, amortization and non-cash charges decreased from $2.5 million for the three month period ended October 1, 2000 to $2.4 million for the three month period ended September 30, 2001 and increased as a percentage of revenues by 0.2%. For the nine months ended September 30, 2001, such costs were $9.5 million versus $8.5 million for the comparable 2000 period. In accordance with the adoption of SOP 98-5, the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three month periods ended September 30, 2001 and October 1, 2000 were $0.4 million and $1.2 million, respectively, and for the nine month periods ended September 30, 2001 and October 1, 2000 were $2.7 million and $2.8 million, respectively. The timing of restaurant openings, as well as costs per restaurant, affected the amount of such costs. Included in the first quarter of fiscal 2000 are charges of approximately $0.5 million related to the March 2000 disposition of one Bertolini's restaurant and included in the second quarter of fiscal 2000 are charges of approximately $0.6 million related to the write-down, to net realizable values, of another Bertolini's restaurant. Such charges were not previously provided for in the fiscal 1998 charge. (See Note

3.) Effective April 3, 2000, the Company changed the estimated useful lives for computer equipment and software. As a result of such change, the first quarter of 2001 included approximately $48,000 of additional depreciation expense.

      General and administrative expenses for the three month period ended September 30, 2001 were $3.2 million, which decreased from $4.4 million for the three month period ended October 1, 2000. For the nine months ended September 30, 2001 such costs were $13.0 million versus $14.4 million for the comparable 2000 period. Decreases in such costs were due in part to the Company's reduction in certain overhead expenditures. Such costs as a percentage of revenues were 6.1% for the three month period ended September 30, 2001, a decrease of 1.8% from the three month period ended October 1, 2000 and 7.4% for the nine months ended September 30, 2001 a decrease of 0.6% from the nine month period ended October 1, 2000.

      Marketing and promotional expenses were $1.8 million for the three month period ended September 30, 2001, an increase of $0.4 million from the comparable 2000 period, and $5.6 million for the nine month period ended September 30, 2001 an increase of $0.7 million from the comparable 2000 period. Such costs as a percentage of revenues were 3.4% for the three month period ended September 30, 2001, an increase of 1.0% from the comparable 2000 period and 3.2% for the nine month period ended September 30, 2001, an increase of 0.5% from the comparable 2000 period.

      Costs associated with strategic alternatives and proxy contest were $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2001. Such costs are associated with the Company's second quarter proxy contest and its evaluation of strategic alternatives.

      Interest expense, net of interest income, increased to $1.9 million for the three month period ended September 30, 2001 from $1.7 million for the three month period ended October 1, 2000. For the nine month periods ended September 30, 2001 and October 1, 2000, interest expense was $5.9 million and $4.5 million, respectively. The increase in interest expense was due to increased borrowings.

      Income tax benefit of $0.3 million for the nine month period ended September 30, 2001 represents Federal income taxes, which were offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2001, as well as state income taxes. The effective tax (recovery) rate for the three and nine months period ended September 30, 2001 was (30.0%) compared to last year's 30.0% rate for the comparable periods.

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

      The Company and Fleet National Bank ("Fleet") entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, as amended, from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility") is $89,750,000. The Credit Facility consists of a $24,250,000 term loan (the "Term Loan") and a $65,500,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate plus applicable margin or, at the Company's option, the Eurodollar Rate plus applicable margin. At September 30, 2001 calculated pursuant to the Credit Agreement, the Company's applicable margin, on the Revolving Credit was 0.75% on base rate loans and 2.75% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 1.00% on base rate loans and 3.00% on Eurodollar Rate loans. In addition, the Company is obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Fleet has syndicated portions of the Credit Facility to First Union Corporation, Comerica Bank (formerly known as Imperial Bank), J.P. Morgan Chase & Co. and LaSalle Bank National Association.

      As of September 30, 2001 and December 31, 2000, the Company had outstanding borrowings of $69,700,000 and $64,925,000, respectively, under the Credit Facility. At September 30, 2001, $267,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $19,783,000 and the weighted average interest rate on all borrowings under the Credit Facility was 6.95% on September 30, 2001.

      Quarterly principal installments on the Term Loan of $250,000 commenced September 30, 2001 and $250,000 will be due at the end of each calendar quarter through December 31, 2003; $2,500,000 from March 31, 2004 through December 31, 2004; and $3,000,000 from March 31, 2005 through December 31, 2005. The Revolving Credit will be payable in full on December 31, 2005. Total future amounts of principal payable by the Company under the Credit Facility during the five years subsequent to September 30, 2001 amount to $250,000 in 2001, $1,000,000 in 2002, $1,000,000 in 2003, $10,000,000 in 2004 and $57,450,000 in
2005. Borrowings under the Credit Agreement have been classified as noncurrent on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments which commenced in September 2001.

      Borrowings under the Credit Facility are secured by all tangible and intangible assets of the Company. The Credit Agreement contains, among other things, certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; (vi) the repurchase of the Company's outstanding common stock above specified amounts; and (vii) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement also requires the Company to satisfy certain financial ratios and tests. As of September 30, 2001, the Company believes it was in compliance with such covenants.

      On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations relating to $20,000,000 of variable rate debt. Such agreements terminate on April 7, 2003 and May 29, 2003, respectively. The adoption of SFAS 133 on January 1, 2001, increased assets by approximately $141,000 and liabilities by approximately $385,000, with approximately $244,000 recognized in accumulated other comprehensive income (loss). As of September 30, 2001, in accordance with SFAS 133, assets were increased by approximately $316,000 and liabilities by approximately $863,000 with approximately $547,000 recognized in accumulated other comprehensive income (loss).

      In March 1997, a subsidiary of the Company and CNL Financial I, Inc. ("CNL") entered into a $2,500,000 loan agreement (the "CNL Loan") which matures on April 1, 2007 and has a 10.002% per annum interest rate. Principal and interest payments will be made over the term of the loan. At September 30, 2001 and December 31, 2000 the outstanding principal balance of the CNL Loan was approximately $1,672,000 and $1,837,000, respectively, of which approximately $240,000 and $223,000, respectively, has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

      During 1999 and 1998, various subsidiaries of the Company and GE Capital Franchise Finance (formerly known as FFCA Acquisition Corporation) entered into loan commitments, aggregating $27,000,000, to fund the purchases of land and construction of restaurants. During 2001, 2000 and 1999, $6,900,000, $1,927,000
and $4,757,000, respectively, was funded, with the interest rates ranging from 7.68% to 9.26% per annum. Monthly principal and interest payments have been scheduled over twenty-year periods. At September 30, 2001 and December 31, 2000 the aggregate outstanding principal balance due to GE Capital Franchise Finance was approximately $18,199,000 and $11,574,000, respectively, of which approximately $428,000 and $282,000, respectively, of principal is included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

      During the third quarter of fiscal 1999, the Company entered into sale-leaseback transactions whereby the Company sold, and leased back, existing restaurant equipment at 15 of its restaurant locations. Aggregate proceeds of $6,000,000 were used to reduce the Company's revolving credit facility. These transactions are being accounted for as financing arrangements. Recorded in the accompanying consolidated balance sheets as of September 30, 2001 and December 31, 2000 are such capital lease obligations, related equipment of $1,830,000 and $3,300,000, respectively, and a deferred gain of approximately $1,813,000 and $3,173,000, respectively, each of which are being recognized over the three year lives of such transactions.

      During the first nine months of fiscal 2001, the Company's net investment in fixed assets and related investment costs, including pre-opening costs and net of capitalized leases approximated $11.7 million. Mortgage financing of approximately $6.9 million offset this amount. The Company estimates that it will expend up to an aggregate of $16.0 million in 2001 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease and mortgage financing, for new restaurants. The Company has entered into various equipment lease financing agreements with several financial institutions of which approximately $3.1 million in the aggregate, is available for future fundings. Subject to the Company's performance, which if adversely affected, could adversely affect the availability of funds, the Company anticipates that funds generated through operations and funds available through equipment lease commitments, as well as funds available under the Credit Agreement will be sufficient to fund planned expansion.

      From fiscal October 1998 through fiscal September 2000, the Company's board of directors authorized repurchases of the Company's outstanding common stock of up to approximately 2,930,600 shares. The Company had repurchased 2,635,090 shares at an average stock price of $17.80. The Company suspended the stock repurchase program on May 8, 2001.

NEW ACCOUNTING PRONOUNCEMENT

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

      In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. A transitional impairment loss, if any, would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

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

      In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001 and thus is effective for the Company beginning January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS 144 will have on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, and cost increases, as well as risks from the threat or effects of terrorist attacks or other unforeseen events and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

      As of September 30, 2001, the Company operated six international locations; two in Hong Kong (opened December 1999 and May 2001), one in Singapore (opened May 1998), one in Sydney, Australia (opened May 2001), one in Toronto (opened September 1998) and one in Vancouver, Canada (opened October 2000). As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income (loss). The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2001 is not considered material.

      The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. The change in fair value of long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of September 30, 2001 is not considered material.

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

      During the second quarter of fiscal 2001, the Company announced that its Board of Directors had determined to evaluate the full range of strategic alternatives, including evaluating a potential sale of the Company. The Company is continuing this process.

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


                                      MORTON'S RESTAURANT GROUP, INC.
                                      --------------------------------------
                                      (Registrant)



Date     November 13, 2001            By: /s/ ALLEN J. BERNSTEIN
      ---------------------               ------------------------------
                                          Allen J. Bernstein
                                          Chairman of the Board, President
                                          and Chief Executive Officer



Date     November 13, 2001            By: /s/ THOMAS J. BALDWIN
      ------------------------            ------------------------------
                                          Thomas J. Baldwin
                                          Executive Vice President,
                                          Chief Financial Officer and Director