Form 10-K405
period 2001-12-30
MORTONS RESTAURANT GROUP INC
filed 2002-03-29
CIK 883981

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-12692

                            ------------------------

                        MORTON'S RESTAURANT GROUP, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3490149
    (State or other jurisdiction of            (I.R.S. employer identification no.)
    incorporation or organization)

       3333 NEW HYDE PARK ROAD,                               11042
           NEW HYDE PARK, NY                                (zip code)
    (Address of principal executive
               offices)

                                  516-627-1515
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                                   NAME OF EXCHANGE
           Common Stock, $.01 par value                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was $41,002,575.

    As of March 15, 2002, the registrant had 4,182,475 shares of its common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Morton's Restaurant Group, Inc. was incorporated as a Delaware corporation on October 3, 1988. As used in this Report, the terms "MRG" or "Company" refer to Morton's Restaurant Group, Inc. and its consolidated subsidiaries.

RECENT DEVELOPMENTS

    On March 26, 2002, the Company entered into a definitive merger agreement ("Merger Agreement") providing for the acquisition of the Company by an affiliate of Castle Harlan, Inc., a New York based private equity investment firm. Under the terms of the Merger Agreement, the Company's stockholders will receive $12.60 in cash for each share of common stock. Completion of the merger is subject to various closing conditions including, but not limited to, approval of the Company's stockholders and customary industry regulatory approvals, receipt of third party consents and achievement of a minimum level of earnings. There can be no assurance that these or other conditions to the merger will be satisfied or that the merger will be completed. If the merger is not completed for any reason, it is expected that the current management of the Company, under the direction of the Board of Directors, will continue to manage the Company as an ongoing business. The Company has also entered into an amendment to its Credit Agreement which allows for the transactions contemplated under the merger; however, this amendment will only become effective upon the completion of the merger. The merger is currently expected to be completed in early summer of 2002.

GENERAL

    At December 30, 2001, the Company owned and operated 62 Morton's of Chicago Steakhouse restaurants ("Morton's") and 4 Bertolini's Authentic Trattoria restaurants ("Bertolini's"). These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences. During January 2002, the Morton's of Chicago steakhouse in Sydney, Australia was closed.

    The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board, President and Chief Executive Officer, and vice presidents responsible for site selection and development, finance, communications and administration.

    The Company's Credit Agreement restricts capital expenditures (see Note 6 to the Company's consolidated financial statements), limiting the Company to five new Morton's restaurants during 2002 and no new restaurant development in 2003. The Company has executed agreements to open Morton's of Chicago Steakhouses in Arlington, VA; Burbank, CA; Paramus, NJ; King of Prussia, PA; and Richmond, VA. Additional sites are under review for potential new Morton's restaurants to open; however, under the Company's Credit Agreement, the Company may not enter into new restaurant leases until a specified cash flow leverage ratio is achieved. There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably. No new Bertolini's are planned for the foreseeable future. The Company has no current intention to acquire other restaurant concepts, although it may do so in the future. The Company does not currently intend to develop a franchise program.

MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS

    At December 30, 2001, the Company owned and operated 62 Morton's of Chicago steakhouses (54 in the continental United States, one each in Honolulu, HI; San Juan, Puerto Rico; Toronto and Vancouver, Canada; Singapore; Sydney, Australia and two in Hong Kong) located in 57 cities. As a result of the World Trade Center terrorist attacks on September 11, 2001, the Morton's of Chicago steakhouse restaurant located at 90 West Street, two blocks from the World Trade Center, was closed permanently due to structural damage. During January 2002, the Morton's of Chicago steakhouse in Sydney, Australia was closed. Morton's offers its clientele a combination of excellent service and large quantities of the highest quality menu items. Morton's has received awards in many locations for the quality of its food and hospitality. Morton's serves USDA prime aged beef, including, among others, a 24 oz. porterhouse, a 20 oz. NY strip sirloin and a 16 oz. ribeye. Morton's also offers fresh fish, lobster, veal and chicken. All Morton's have identical dinner menu items. While the emphasis is on beef, the menu selection is broad enough to appeal to many taste preferences. The Morton's dinner menu consists of a tableside presentation by the server of many of the dinner items, including a 48 oz. porterhouse steak and a live Maine lobster, and all Morton's restaurants feature an open display kitchen where steaks are prepared. Each restaurant has a fully stocked bar with a complete list of name brands and an extensive premium wine list that offers approximately 175 selections.

    Morton's caters primarily to high-end, business-oriented clientele. During the fiscal year ended December 30, 2001, the average per-person check, including dinner and lunch, was approximately $72.75. Management believes that a vast majority of Morton's weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 32% of Morton's revenues during fiscal 2001. In the ten Morton's serving both dinner and lunch during fiscal 2001, dinner service accounted for approximately 85% of revenues and lunch service accounted for approximately 15%. All Morton's are open seven days a week. Those 52 Morton's serving only dinner are typically open from 5:30 p.m. to 11:30 p.m., while those Morton's serving both dinner and lunch typically open at 11:30 a.m. for the lunch period. All except for one Morton's (including all restaurants opened since the 1989 acquisition) have on-premises, private dining and meeting facilities referred to as "Boardrooms." During fiscal 2001, Boardroom revenues were approximately 19% of sales in those locations offering Boardrooms.

    Morton's believes that its operations and cost systems, developed over 23 years, enable Morton's to maintain tight controls over operating expenses. The cooking staff is highly trained and experienced. Uniform staffing patterns throughout Morton's restaurants enhance operating efficiencies. Morton's management believes that its centralized sourcing from primary suppliers of USDA prime aged beef gives it significant cost and availability advantages over many independent restaurants. Morton's purchases Midwest-bred, grain-fed, USDA prime aged beef (approximately the finest two to three percent of a 1,200 pound steer).

BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS

    At December 30, 2001, the Company owned and operated 4 Bertolini's, located in three cities. Bertolini's is a white tablecloth, authentic Italian trattoria, which provides table service in a casual dining atmosphere. For the fiscal year ended December 30, 2001, Bertolini's average per-person check, including dinner and lunch, was approximately $22.50. Bertolini's restaurants are open seven days a week, for dinner and lunch, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2001, dinner service accounted for approximately 68% of revenues and lunch service accounted for approximately 32%. Sales of alcoholic beverages accounted for approximately 22% of Bertolini's revenues during fiscal 2001. During 2001, one restaurant was closed and during fiscal 2000 and 1999 seven restaurants were closed. See Note 3 to the Company's consolidated financial statements.

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

    During fiscal 1998 and fiscal 1999, the Company executed contracts to purchase six parcels of land to develop five Morton's and one Bertolini's, all of which were built and opened.

    The Company believes that the locations of its restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed specific criteria by which each prospective site is evaluated. Potential sites are generally sought in major metropolitan areas. Management considers such factors as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, area restaurant competition, accessibility and visibility. The Company's ability to open new restaurants depends upon, among other things, locating satisfactory sites, negotiating favorable lease terms, securing appropriate government permits and approvals, obtaining liquor licenses, recruiting or transferring additional qualified management personnel and access to financing. For these and other reasons, there can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

    The standard decor and interior design of each of the Company's restaurant concepts can be readily adapted to accommodate different types of locations.

    MORTON'S. The first Morton's was opened in 1978 in downtown Chicago, where Morton's operations headquarters are still located. From 1978 to 1989, Morton's expanded to a group of nine restaurants in nine cities. Since the 1989 acquisition by the Company, Morton's has grown from nine to 61 restaurants as of March 1, 2002. During 2001, new Morton's opened in Louisville, KY; Los Angeles (downtown), CA; Hong Kong, the second in that region; Honolulu, HI; Reston, VA and Sydney, Australia. One Morton's was relocated within Orange County, CA. As a result of the World Trade Center terrorist attacks on September 11, 2001, the Morton's of Chicago steakhouse restaurant located at 90 West Street, two blocks from the World Trade Center, was closed permanently due to structural damage. During January 2002, the Morton's of Chicago steakhouse in Sydney, Australia was closed.

    Morton's are very similar in terms of style concept and decor and are located in retail, hotel, commercial and office building complexes in major metropolitan areas and urban centers. Management believes that fixed investment costs and occupancy costs have been relatively low, as appropriate space for new Morton's restaurants has been readily available. The approximate gross costs to the Company for the seven Morton's opened or relocated in leased premises between January 1, 2001 and March 1, 2002 ranged from $1.9 million to
$4.0 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment, and pre-opening expenses. These aggregate per-restaurant costs were substantially offset by landlord development and or rent allowances ranging from $0.1 million to $1.3 million and equipment lease financings ranging from $0 million to $0.4 million. The Company's average net cash investment for those seven restaurants was approximately $2.0 million, in each case, net of landlord development and or rent allowances and restaurant equipment lease financings.

    The Company's Credit Agreement restricts capital expenditures (see Note 6 to the Company's consolidated financial statements), limiting the Company to five new Morton's restaurants during 2002 and no new restaurant development in 2003. The Company has executed agreements to open Morton's of Chicago Steakhouses in Arlington, VA; Burbank, CA; Paramus, NJ; King of Prussia, PA; and Richmond, VA. Additional sites are under review for potential new Morton's restaurants to open;

however, under the Company's Credit Agreement, the Company may not enter into new restaurant leases until a specified cash flow leverage ratio is achieved. There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

    BERTOLINI'S AUTHENTIC TRATTORIA RESTAURANTS. The first Bertolini's opened in Las Vegas in May 1992, and is located in the Forum Shops Mall, adjacent to Caesars Palace Casino. At December 30, 2001 the Company owned and operated four Bertolini's. No Bertolini's were opened during fiscal 2001 and none are planned for the foreseeable future.

RESTAURANT LOCATIONS

    The Company owned and operated 61 Morton's and 4 Bertolini's as of March 1, 2002.
The following table provides information with respect to those restaurants:

MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS                    DATE OPENED
------------------------------------------                   --------------
Chicago, IL(1).............................................  December 1978
Washington (Georgetown), DC................................  November 1982
Westchester/Oakbrook, IL...................................  June 1986
Dallas (Downtown), TX......................................  May 1987
Boston, MA.................................................  December 1987
Rosemont, IL...............................................  June 1989
Cleveland, OH..............................................  September 1990
Tysons Corner, VA..........................................  November 1990
Columbus, OH...............................................  April 1991
Cincinnati, OH.............................................  August 1991
San Antonio, TX............................................  September 1991
Palm Beach, FL.............................................  November 1991
Minneapolis, MN............................................  December 1991
Beverly Hills, CA(2).......................................  October 1992
Detroit (Southfield), MI...................................  November 1992
Sacramento, CA.............................................  May 1993
Pittsburgh, PA.............................................  August 1993
New York (Midtown Manhattan), NY...........................  October 1993
St. Louis (Clayton), MO....................................  December 1993
Palm Desert, CA............................................  January 1994
Atlanta (Buckhead), GA.....................................  March 1994
Charlotte, NC..............................................  July 1994
San Francisco, CA..........................................  November 1994
Dallas (Addison), TX.......................................  November 1994
Denver (Downtown), CO......................................  March 1995
Atlanta (Downtown), GA.....................................  November 1995
Houston, TX................................................  January 1996
Phoenix, AZ................................................  March 1996
Orlando, FL................................................  March 1996
Washington (Connecticut Ave.), DC..........................  January 1997
San Diego, CA..............................................  April 1997
Baltimore, MD..............................................  August 1997
Miami (Downtown), FL.......................................  December 1997
Stamford, CT...............................................  February 1998
Singapore..................................................  May 1998
North Miami Beach, FL......................................  July 1998
Toronto, Canada............................................  September 1998
Portland, OR...............................................  December 1998
Nashville, TN..............................................  January 1999

MORTON'S OF CHICAGO STEAKHOUSE RESTAURANTS (CONTINUED)        DATE OPENED
------------------------------------------------------       --------------
Scottsdale, AZ.............................................  January 1999
Philadelphia, PA...........................................  July 1999
Boca Raton, FL.............................................  August 1999
Kansas City, MO............................................  October 1999
Indianapolis, IN...........................................  November 1999
Schaumburg, IL.............................................  December 1999
Hong Kong (Kowloon)........................................  December 1999
Seattle, WA................................................  December 1999
Denver (Tech Center), CO...................................  March 2000
Las Vegas, NV..............................................  May 2000
Jacksonville, FL...........................................  June 2000
Hartford, CT...............................................  September 2000
San Juan, PR...............................................  October 2000
Great Neck (Long Island), NY...............................  October 2000
Vancouver, Canada..........................................  October 2000
New Orleans, LA............................................  December 2000
Hong Kong (Central District)...............................  May 2001
Louisville, KY.............................................  June 2001
Reston, VA.................................................  July 2001
Santa Ana/Costa Mesa (Orange), CA(3).......................  November 2001
Los Angeles (Downtown), CA(2)..............................  November 2001
Honolulu, HI...............................................  November 2001

BERTOLINI'S AUTHENTIC TRATTORIAS                              DATE OPENED
--------------------------------                             --------------
Las Vegas, NV..............................................  May 1992
King of Prussia, PA........................................  November 1995
Indianapolis, IN...........................................  October 1996
West Las Vegas, NV.........................................  December 1998

(1) Does not have Morton's Boardroom Banquet facilities.

(2) Operates under the name "Arnie Morton's of Chicago."

(3) The Morton's Orange County, CA location was relocated in November 2001 to a new site. The original location had been open since March 1995.

    The Company's Credit Agreement restricts capital expenditures (see Note 6 to the Company's consolidated financial statements), limiting the Company to five new Morton's restaurants during 2002 and no new restaurant development in 2003. The Company has executed agreements to open Morton's of Chicago Steakhouses in Arlington, VA; Burbank, CA; Paramus, NJ; King of Prussia, PA; and Richmond, VA. Additional sites are under review for potential new Morton's restaurants to open; however, under the Company's Credit Agreement, the Company may not enter into new restaurant leases until a specified cash flow leverage ratio is achieved. There can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

RESTAURANT OPERATIONS AND MANAGEMENT

    Morton's and Bertolini's restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Operations for the Company's restaurants are supervised by regional managers, each of whom is responsible for several restaurants and reports to a division vice president. Division vice presidents and regional managers meet frequently with senior management to review operations and to resolve any issues. Working in concert with vice presidents, regional managers and restaurant general managers, senior management defines operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for vice presidents, regional managers and certain restaurant managers.

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

    The staff for a typical Morton's consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Bertolini's consists of one general manager, up to six assistant managers and approximately 100 hourly employees. Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in its employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, strives to be responsive to the employees' concerns and meets regularly with employees at each of the restaurants.

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

PURCHASING

    The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. The Company has no long-term contracts for any food items used in its restaurants. The Company currently does not engage in any futures contracts and all purchases are made at prevailing market or contracted prices. While management believes adequate alternative sources of supply are readily available, these alternative sources might not provide as favorable terms to the Company as its current suppliers when viewed on a long-term basis. All of Morton's USDA prime aged beef is shipped to Morton's restaurants by refrigerated common carrier from its primary suppliers. Other products used by Morton's are procured locally based on strict Company specifications. Bertolini's restaurants also adhere to strict product specifications and use national, regional, and local suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are sent for payment to the headquarters office.

MARKETING

    Management believes that the Company's commitment to quality food, hospitality and value/price is the most effective approach to attracting guests. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new customers. The Company utilizes public relations consultants, local restaurant promotions and limited print, billboard and direct mail advertising. The Company's expenditure for advertising, marketing and promotional expenses, as a percentage of its revenues, was 2.9% during fiscal 2001.

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

GOVERNMENT REGULATION

    The Company's business is subject to extensive Federal, state and local government regulation, including those relating to, among others, alcoholic beverage control, public health and safety, zoning and fire codes. Failure to obtain or retain food, liquor or other licenses would adversely affect the operations of the Company's restaurants. The Morton's of Chicago steakhouse restaurant in Sydney, Australia was closed in January 2002, based in part on newly imposed restrictions on importing certain cuts of USDA prime beef from the United States, an essential ingredient of the Morton's dining experience. While the Company has not experienced and does not anticipate any additional problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area. Approximately 32% and 22% of the revenues of Morton's and Bertolini's, respectively, for fiscal 2001 were attributable to the sale of alcoholic beverages. Each restaurant has appropriate licenses to sell liquor, beer, wine and food. The Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company, or its employees, of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, each restaurant is operated in accordance with certain standards and procedures designed to comply with applicable codes and regulations.

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

EMPLOYEES

    As of December 30, 2001, the Company had 3,786 employees, of whom 3,284 were hourly restaurant employees, 399 were salaried restaurant employees engaged in administrative and supervisory capacities and 103 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    The information regarding revenues, which is reported on the "Consolidated Statements of Income", includes revenues generated from operations in foreign countries of $13.1 million, $11.5 million, and $5.8 million for 2001, 2000, and 1999 respectively. The information regarding net property and equipment, which is reported on the "Consolidated Balance Sheets", includes net property and equipment in foreign countries of $5.3 million, $4.1 million, and $3.4 million for 2001, 2000, and 1999 respectively. For information regarding the risks associated with foreign operations, see "Business--Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosures about Market Risk".

FORWARD-LOOKING STATEMENTS

    This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits and cost increases, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as restrictions under the Company's Credit Agreement, the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

ITEM 2. PROPERTIES

    The Company's restaurants are generally located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from 1 to 41 years. The Company's leases typically provide for renewal options for terms ranging from five years to twenty years. Restaurant leases provide for a specified annual rent, and most leases call for additional or contingent rent based on revenues above specified levels. Generally, leases are "net leases" which require the Company's subsidiary to pay its pro rata share of taxes, insurance and maintenance costs. In some cases, the Company or another subsidiary guarantees the performance of new leases of the tenant subsidiary for a portion of the lease term, typically not exceeding the first five years. See Note 10 to the Company's consolidated financial statements. The Company currently operates six restaurants on properties which it owns.

    The Company maintains its executive offices in leased space of approximately 9,800 square feet in New Hyde Park, New York and approximately 16,500 square feet in Chicago. The Company believes its current office and operating space is suitable and adequate for its intended purposes.

ITEM 3. LEGAL PROCEEDINGS

    During fiscal 1998, the Company identified several underperforming Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants which have all been closed. The Company is involved in legal action relating to such closures, however, the Company does not believe that the ultimate resolution of these actions will have a material effect beyond that recorded during fiscal 1998. See Note 3(c) to the Company's consolidated financial statements.

    On or about March 27, 2002, several substantially similar civil actions were commenced in the Court of Chancery in the State of Delaware in New Castle County by purported stockholders of the Company. The plaintiff in each action seeks to represent a putative class consisting of the public stockholders of the Company. Named as defendants in each of the complaints are the Company, the members of the Company's Board of Directors and Castle Harlan, Inc. The complaints allege, among other things, that the proposed merger is unfair and that the Company's directors breached their fiduciary duties in connection with the previously-announced entry into the Merger Agreement. The complaints seek an injunction, damages and other relief. The Company believes that the allegations in the complaints are without merit and intends to contest the matters vigorously.

    The Company is also involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity or capital resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information regarding the Company's executive officers:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Allen J. Bernstein(1).....................     56      Chairman of the Board, President and Chief
                                                       Executive Officer
Thomas J. Baldwin.........................     46      Executive Vice President, Chief Financial
                                                       Officer, Assistant Secretary, Treasurer
                                                       and Director
Roger J. Drake............................     41      Vice President-Communications
Agnes Longarzo............................     63      Vice President-Administration and
                                                       Secretary
Allan C. Schreiber........................     61      Senior Vice President-Development
Klaus W. Fritsch..........................     58      Vice Chairman and Co-Founder-Morton's of
                                                       Chicago
John T. Bettin............................     46      President-Morton's of Chicago

(1) Member of Executive Committee of the Board of Directors.

    Allen J. Bernstein has been Chairman of the Board of the Company since October 1994 and Chief Executive Officer and a Director of the Company since December 1988. He has been President of the Company since September 1997 and was previously President of the Company from December 1988 through October 1994.
Mr. Bernstein has worked in many various aspects of the restaurant industry since 1970. Mr. Bernstein is also a director of Dave and Busters, Inc., Charlie Browns Acquisition Corp., Luther's Acquisition Corp., Wilshire Restaurant
Group, Inc. and McCormick and Schmick Holdings LLC.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "MRG". The Company has received notice from the NYSE that it is below the NYSE continued listing standards regarding total market capitalization and stockholders' equity. The Company is in discussion with the NYSE regarding planned compliance with such continued listing standards. The NYSE will determine whether the Company's common stock will continue to be eligible for trading on the NYSE. It cannot be assured that the Company's common stock will remain listed on the NYSE. If the common stock is delisted from the NYSE, the Company may seek another established trading market for the common stock, although it cannot be assured that another established trading market would be available. The following table sets forth, for the periods indicated, the highest and lowest sale prices for the Common Stock, as reported by the NYSE.

FISCAL YEAR 2001 ENDED DECEMBER 30, 2001                        HIGH       LOW
----------------------------------------                      --------   --------
First Quarter...............................................   $24.15     $19.15
Second Quarter..............................................    28.00      18.70
Third Quarter...............................................    20.30       7.60
Fourth Quarter..............................................    14.15       8.50

FISCAL YEAR 2000 ENDED DECEMBER 31, 2000                        HIGH       LOW
----------------------------------------                      --------   --------
First Quarter...............................................   $19.81     $15.00
Second Quarter..............................................    21.75      17.75
Third Quarter...............................................    21.50      19.88
Fourth Quarter..............................................    23.50      18.69

    On December 30, 2001, the last reported sale price of the Common Stock on the NYSE was $11.30. On March 1, 2002, the last reported sale price of the Common Stock on the NYSE was $8.90.

    As of March 1, 2002, there were approximately 105 holders of record of the Company's Common Stock. The Company believes that as of such date there were approximately 1,000 beneficial owners of its Common Stock.

    The Company has not paid any dividends on its Common Stock since its inception. The Company currently intends to retain all of its earnings to support the continued development of its business. The Company's Credit Agreement prohibits the payment of dividends. See Note 6 to the Company's consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

    The following table sets forth selected historical financial data of the Company as of and for each of the past five fiscal years. The Company derived this statement of operations and balance sheet information from the Company's audited historical consolidated financial statements.

                                                                           FISCAL YEARS
                                                 ----------------------------------------------------------------
STATEMENT OF OPERATIONS INFORMATION                2001          2000          1999          1998          1997
-----------------------------------              --------      --------      --------      --------      --------
                                                           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.......................................   $237.1        $248.4        $206.9        $189.8        $172.7(5)
Income (Loss) Before Income Taxes and
  Cumulative
  Effect of a Change in an Accounting
  Principle....................................      0.3(1)       14.4          14.3(2)       (6.1)(4)       9.2(6)
Income (Loss) Before Cumulative Effect of a
  Change in an Accounting Principle............      1.0(1)       10.1          10.7(2)       (1.9)(4)       6.9(6)

Net Income (Loss)..............................      1.0(1)       10.1           8.5(2)(3)    (1.9)(4)       6.9(6)

Net Income (Loss) Per Share Before Cumulative
  Effect of a Change in an Accounting
  Principle:
  Basic........................................     0.24(1)       2.20          1.81(2)      (0.28)(4)      1.06(6)
  Diluted......................................     0.23(1)       2.12          1.77(2)      (0.28)(4)      1.00(6)
Net Income (Loss) Per Share:
  Basic........................................     0.24(1)       2.20          1.42(2)(3)   (0.28)(4)      1.06(6)
  Diluted......................................   $ 0.23(1)     $ 2.12        $ 1.39(2)(3)  $(0.28)(4)    $ 1.00(6)

                                                                          FISCAL YEARS
                                                      ----------------------------------------------------
BALANCE SHEET INFORMATION                               2001       2000       1999       1998       1997
-------------------------                             --------   --------   --------   --------   --------
Current Assets......................................   $ 24.7     $ 23.8     $ 22.5     $ 19.3     $ 18.6
Property and Equipment, Net.........................     82.9       78.0       66.7       45.8       34.6
Total Assets........................................    134.7      124.4      114.4       95.0       81.9
Current Liabilities.................................     30.6       35.8       34.5       28.2       21.4
Obligations to financial institutions and capital
  leases, less current maturities...................    100.2       85.0       61.0       40.3       28.7
Stockholders' Equity (Deficit)......................   $ (0.2)    $ (0.9)    $ 12.1     $ 23.0     $ 28.6

------------------------

(1) Includes pre-tax charge of $1.6 million representing restaurant closing costs, pre-tax charge of $0.7 million for costs associated with strategic alternatives and proxy contest and an income tax benefit of $0.7 million.

(2)  Includes nonrecurring, pre-tax litigation benefit of $0.2 million.

(3) Includes a $2.3 million charge, net of income taxes, representing the cumulative effect of the requisite change in accounting for pre-opening costs.

(4) Includes nonrecurring, pre-tax charge of $19.9 million representing the write-down of impaired Bertolini's restaurant assets and the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants, as well as the remaining interests in Mick's and Peasant restaurants.

(5)  Includes Mick's and Peasant revenues of $8.4 million.

(6)  Includes nonrecurring, pre-tax litigation charge of $2.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of fixed assets, intangible assets, and reserves related to income taxes, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying restaurant locations could result in losses or an inability to recover the carrying value of the long-lived assets that may not be reflected in the long-lived assets current carrying value, thereby possibly requiring an impairment charge in the future. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

    Revenues decreased $11.3 million, or 4.5%, to $237.1 million for fiscal 2001, from $248.4 million for fiscal 2000. Incremental restaurant revenues of $19.6 million were attributable to thirteen new restaurants opened after January 2, 2000 which were offset by $23.0 million, or 10.1%, attributable to a reduction in comparable revenues from restaurants open all of both periods. Revenues decreased $2.7 million for the Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan (closed since September 11, 2001). Revenues for the four Bertolini's restaurants closed during 2001 and 2000 decreased by $5.4 million compared to fiscal 2000. Included in 2001 revenues is approximately $0.2 million representing the sale of the Company's remaining interests in the Atlanta-based Mick's and Peasant restaurants. Average revenue per restaurant open for a full period decreased 12.7%. Revenues for fiscal 2001 reflect the impact of menu price increases of approximately 1% in each of February 2000 and May 2000. As of December 30, 2001, the Company operated 66 restaurants (62 Morton's and 4 Bertolini's) and as of December 31, 2000, 62 restaurants (57 Morton's and 5 Bertolini's).

    Percentage changes in comparable restaurant revenues for fiscal 2001 versus fiscal 2000 for restaurants open all of both periods are as follows:

                                                              PERCENTAGE CHANGE
                                                              -----------------
Morton's....................................................           -10.7%
Bertolini's.................................................            -2.9%
Total.......................................................           -10.1%

    The Company believes that due to the severe nationwide impact of the World Trade Center terrorist attacks, the continuing impact of the troubled economy, unfavorable business conditions, corporate spending cutbacks and reduced business travel, it has and will continue to experience weak revenue trends and negative comparable restaurant revenues. These adverse operating conditions, unfavorable revenue trends, increased operating costs and investment banking, legal and other costs associated with the Company's evaluation of strategic alternatives are expected to negatively impact results. The Company believes that if such unfavorable conditions continue or worsen, future results will also be adversely affected, the full extent of which cannot be determined or forecasted at this time.

    The building in which the Morton's of Chicago Steakhouse restaurant was located in the Wall Street area of downtown Manhattan (located at 90 West Street, two blocks from the World Trade Center) was damaged and has been closed permanently. Accordingly the restaurant has been excluded from comparable restaurant revenues.

    On March 26, 2002, the Company entered into a definitive merger agreement ("Merger Agreement") providing for the acquisition of the Company by an affiliate of Castle Harlan, Inc., a New York based private equity investment firm. Under the terms of the Merger Agreement, the Company's stockholders will receive $12.60 in cash for each share of common stock. Completion of the merger is subject to various closing conditions including, but not limited to, approval of the Company's stockholders and customary industry regulatory approvals, receipt of third party consents and achievement of a minimum level of earnings. There can be no assurance that these or other conditions to the merger will be satisfied or that the merger will be completed. If the merger is not completed for any reason, it is expected that the current management of the Company, under the direction of the Board of Directors, will continue to manage the Company as an ongoing business. The Company has also entered into an amendment to its Credit Agreement which allows for the transactions contemplated under the merger; however, this amendment will only become effective upon the completion of the merger. The merger is currently expected to be completed in early summer of 2002.

    Food and beverage costs decreased from $84.2 million for fiscal 2000 to $82.2 million for fiscal 2001. Primarily as a result of higher meat costs, these costs as a percentage of revenues increased from 33.9% for fiscal 2000 to 34.6% for the comparable 2001 period.

    Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $105.6 million for fiscal 2000 to $107.9 million for fiscal 2001. Those costs as a percentage of revenues increased 3.0% from 42.5% for fiscal 2000 to 45.5% for fiscal 2001. Included in fiscal 2000, is a gain of approximately $1.1 million resulting from the disposition of certain restaurant assets. Included in fiscal 2001 is a recovery of approximately $0.9 million for business interruption insurance recovery related to costs incurred from the closing of the Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan as a result of the World Trade Center attacks. As of December 30, 2001, the Company has received $500,000 related to this recovery in fiscal 2001 for such insurance. In fiscal 2002, the Company received an additional $3,250,000 related to this recovery and property insurance claims, $250,000 of which was accrued for in fiscal 2001. The Company believes that additional benefits will be recorded in fiscal 2002 relating to future insurance recoveries.

    Pre-opening costs, depreciation, amortization and non-cash charges increased from $11.1 million for fiscal 2000 to $12.7 million for fiscal 2001 and increased from 4.5% of revenues to 5.3%, respectively. Of the increase, $1.1 million was attributable to incremental depreciation expense associated with thirteen new restaurants opened after January 2, 2000. In accordance with the adoption of SOP 98-5 (see Note 2 to the Company's consolidated financial statements), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for fiscal 2001 and 2000 were $3.7 million and $4.0 million, respectively. The timing and number of restaurant openings, as well as costs per restaurant, affected the amounts of such costs. Included in fiscal 2000 are charges of approximately $0.5 million related to the disposition of one Bertolini's restaurant and charges of approximately
$0.6 million related to the write-down, to net realizable values, of another Bertolini's restaurant. Effective April 3, 2000, the Company changed the estimated useful lives for computer equipment and software. As a result of such change, the first quarter of fiscal 2001 included approximately $48,000 of additional depreciation expense.

    General and administrative expenses for fiscal 2001 were $17.2 million, a decrease of $2.6 million, from $19.8 million for fiscal 2000. Decreases in such costs were due in part to the Company's reduction in certain staff, travel and other overhead expenditures. Such costs as a percentage of revenues were 7.3% for fiscal 2001, a decrease of 0.7% from fiscal 2000.

    Marketing and promotional expenses were $6.9 million, or 2.9% of revenues, for fiscal 2001 versus $6.9 million, or 2.8% of revenues, for fiscal 2000.

    Costs associated with the Company's 2001 proxy contest and its evaluation of strategic alternatives were $0.7 million for fiscal 2001.

    Interest expense, net of interest income, increased $1.2 million, from $6.4 million for fiscal 2000 to $7.6 million for fiscal 2001. This increase in interest expense was due to increased borrowings, partially offset by a decrease in interest rates.

    Restaurant closing costs recorded during fiscal 2001 represent a pre-tax charge of $1.6 million for the write-down and exit costs associated with the closing of one restaurant. Based on a strategic assessment of recent and current revenue trends, the Company closed the Morton's of Chicago steakhouse restaurant in Sydney, Australia in January 2002. Newly-imposed restrictions on importing certain cuts of USDA prime beef from the United States, an essential ingredient of the Morton's dining experience, contributed to the decision to close the restaurant.

    The Company's income tax (benefit) provision for income taxes consisted of a tax benefit of $0.7 million for fiscal 2001, or an effective tax recovery of 254.5%, compared to a tax provision of $4.3 million for fiscal 2000, or an effective tax rate of 30%. The effective tax rate variance represents the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2001. See Note 7 to the Company's consolidated financial statements.

2000 COMPARED TO 1999

    Revenues increased $41.5 million, or 20.1%, to $248.4 million for fiscal 2000, from $206.9 million for fiscal 1999. Of the increase in revenues, $30.3 million was attributable to incremental restaurant revenues from fourteen new restaurants opened after January 4, 1999 and $15.3 million, or 8.1%, was attributable to additional comparable revenues from restaurants open all of both periods. Revenues for the seven Bertolini's restaurants closed during 1999 and 2000 decreased by $3.7 million compared to fiscal 1999. Included in 1999 revenues is approximately $0.4 million of consulting fee income. Average revenue per restaurant open for a full period increased 10.6%. Higher revenues for fiscal 2000 reflect the impact of menu price increases of approximately 1% in each of September 1999, February 2000 and May 2000. Additionally, as reflected in the table below, certain Bertolini's restaurants have generated lower than anticipated revenues, which have adversely impacted average restaurant revenues, earnings and earnings trends. As of December 31, 2000, the Company operated 62 restaurants (57 Morton's and 5 Bertolini's) and as of January 2, 2000, 58 restaurants (50 Morton's and 8 Bertolini's).

    Percentage changes in comparable restaurant revenues for fiscal 2000 versus fiscal 1999 for restaurants open all of both periods are as follows:

                                                              PERCENTAGE CHANGE
                                                              -----------------
Morton's....................................................             9.5%
Bertolini's.................................................            -1.9%
Total.......................................................             8.1%

    Food and beverage costs increased from $69.9 million for fiscal 1999 to $84.2 million for fiscal 2000. These costs as a percentage of related revenues remained consistent with fiscal 1999.

    Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased from $90.0 million for fiscal 1999 to $105.6 million for fiscal 2000. Those costs as a percentage of revenues decreased 1.0% from 43.5% for fiscal 1999 to 42.5% for fiscal 2000. Included in fiscal 2000, is a gain of approximately $1.1 million resulting from the disposition of certain restaurant assets.

    Pre-opening costs, depreciation, amortization and non-cash charges increased from $7.6 million for fiscal 1999 to $11.1 million for fiscal 2000 and increased from 3.7% of revenues to 4.5%, respectively. Of the increase, $1.4 million was attributable to incremental depreciation expense associated with fourteen new restaurants opened after January 4, 1999. Included in fiscal 2000 are charges of approximately $0.5 million related to the disposition of one Bertolini's restaurant and charges of approximately $0.6 million related to the write-down, to net realizable values, of another Bertolini's restaurant. Such charges were not previously provided for in the fiscal 1998 charge (see Note 3 to the Company's consolidated financial statements). Effective April 3, 2000, the Company changed the estimated useful lives for computer equipment and software. As a result of such change, fiscal 2000 included approximately $144,000 of additional depreciation expense. Beginning in fiscal 1999, in accordance with its adoption of SOP 98-5 (see Note 2 to the Company's consolidated financial statements), the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for fiscal 2000 and 1999 were $4.0 million and $3.1 million, respectively. The timing and number of restaurant openings, as well as costs per restaurant, affected the amounts of such costs.

    General and administrative expenses for fiscal 2000 were $19.8 million, an increase of $4.3 million, from $15.5 million for fiscal 1999. Such costs as a percentage of revenues were 8.0% for fiscal 2000, an increase of 0.5% from fiscal 1999. The increase in such costs is driven by incremental costs associated with increased restaurant development, training and salary costs.

    Marketing and promotional expenses were $6.9 million, or 2.8% of revenues, for fiscal 2000 versus $5.7 million, or 2.7% of revenues, for fiscal 1999.

    Interest expense, net of interest income, increased $2.3 million, from $4.1 million for fiscal 1999 to $6.4 million for fiscal 2000. This increase in interest expense was due to increased borrowings and higher interest rates.

    During fiscal 1999, the Company settled all claims relating to a lawsuit. The amount of the final settlement, including all related legal and other costs, resulted in the Company recording a nonrecurring, pre-tax benefit of approximately $159,000. See Note 3 to the Company's consolidated financial statements.

    Income tax expense of $4.3 million for fiscal 2000 represents Federal income taxes, which were partially offset by the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2000, as well as state income taxes. See Note 7 to the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    At present and in the past, the Company has had, and may have in the future, negative working capital balances. The working capital deficit is principally the result of the Company's investment in long-term restaurant operating assets and real estate. The Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories are used for noncurrent capital expenditures and or payments of long-term debt balances under revolving credit agreements.

    Obligations to financial institutions and capital leases consists of the following:

                                                              DEC. 30,       DEC. 31,
                                                                2001           2000
                                                              --------       --------
                                                              (AMOUNTS IN THOUSANDS)
Credit Facility (a).........................................  $ 75,960       $64,925
Loan Agreement with CNL Financial I, Inc., due in monthly
  principal and interest payments at 10.002% per annum,
  matures on April 1, 2007..................................     1,614         1,837
Mortgage loans with GE Capital Franchise Finance (formerly
  FFCA Acquisition Corp.), due in monthly principal and
  interest payments scheduled over twenty-year periods at
  interest rates ranging from 7.68% to 9.26% per annum.
  (b).......................................................    18,093        11,574
Capital leases (see Note 11 to the Company's consolidated
  financial statements).....................................     9,042        11,435
                                                              --------       -------
    Total obligations to financial institutions and capital
      leases................................................   104,709        89,771
    Less current portion of obligations to financial
      institutions and capital leases.......................     4,477         4,759
                                                              --------       -------
    Obligations to financial institutions and capital
      leases, less current maturities.......................  $100,232       $85,012
                                                              ========       =======

    The following table represents contractual commitments associated with obligations to financial institutions, capital leases and restaurant operating leases (amounts in thousands):

                               2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                             --------   --------   --------   --------   --------   ----------   --------
Credit Facility(a).........  $ 1,500    $ 7,000    $14,210    $53,250    $     0     $      0    $ 75,960
Loan Agreement with CNL
  Financial I, Inc.........      246        293        274        329        364          108       1,614
Mortgage loans with GE
  Capital Franchise
  Finance(b)...............      448        486        528        574        625       15,432      18,093
Capital leases (see Note 11
  to the Company's
  consolidated financial
  statements)..............    3,783      2,200      1,745      1,016        298            0       9,042
                             -------    -------    -------    -------    -------     --------    --------
    Subtotal...............    5,977      9,979     16,757     55,169      1,287       15,540     104,709
Restaurant Operating
  Leases(c)................   15,748     15,990     16,131     16,081     15,375      104,377     183,702
                             -------    -------    -------    -------    -------     --------    --------
    Total..................  $21,725    $25,969    $32,888    $71,250    $16,662     $119,917    $288,411
                             =======    =======    =======    =======    =======     ========    ========

    (a) Credit Facility obligations relate to borrowings under the Company's Second Amended and Restated Revolving Credit and Term Loan Agreement, dated
June 19, 1995, between the Company and Fleet National Bank ("Fleet"), as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility"), at December 30, 2001, was $89,750,000. At December 30, 2001, the Credit Facility consisted of a $24,250,000 term loan (the "Term Loan") and a $65,500,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate plus applicable margin or, at the Company's option, the Eurodollar Rate plus applicable margin. At December 30, 2001, calculated pursuant to the Credit Agreement, the Company's applicable margin on the Revolving Credit was 1.25% on base rate loans and 3.25% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 1.50% on base rate loans and 3.50% on Eurodollar Rate loans. In addition, the Company was obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Pursuant to an amendment of the Credit Agreement dated March 13, 2002 (see Note 6 to the Company's consolidated financial statements), calculated pursuant to the Credit Agreement, the Company's applicable margin on the Revolving Credit and on the Term Loan is 3.00% on base rate loans and 4.50% on Eurodollar Rate loans. Additionally, if the borrowings under the Revolving Credit exceed $55,000,000, an additional 0.50% will be added to the applicable margin on base rate loans and Eurodollar Rate loans under the Revolving Credit facility. In addition, the Company is obligated to pay fees of 0.75% on unused loan commitments and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. The Credit Agreement also provides for annual additional mandatory prepayments as calculated based on the Company's net cash flows, as defined. The amendment reduces the Revolving Credit facility to $60,000,000 through June 30, 2003 unless a specified leverage ratio is achieved, in which case the facility will return to $65,500,000, and also reduces the Revolving Credit facility by $5 million every 6 months from June 30, 2003 through June 30, 2005.

    At December 30, 2001, $267,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $13,523,000 and the weighted average interest rate on all borrowings under the Credit Facility was 6.33% on December 30, 2001. Fleet has syndicated portions of the Credit Facility to First Union National Bank (formerly First Union Corporation), Comerica Bank (formerly Imperial Bank), JPMorgan Chase Bank and LaSalle Bank National Association.

    Borrowings under the Credit Agreement have been classified as noncurrent on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments which commenced in September 2001.

    Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. The Credit Agreement contains, among other things, certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness;
(v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement prohibits the Company from entering into any new capital expenditure commitments or lease commitments for new restaurants until a specified cash flow leverage ratio test is achieved and prohibits the payment of dividends and the repurchase of the Company's outstanding common stock. The Company's Credit Agreement also requires the Company to satisfy certain financial ratios and tests. On March 13, 2002, the Company amended the Credit Agreement to, among other things, reset these financial ratios and tests (see Note 6 to the Company's consolidated financial statements).

    On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations relating to $20,000,000 of variable rate debt. Such agreements terminate on April 7, 2003 and May 29, 2003, respectively. The adoption of
SFAS 133 on January 1, 2001, increased assets by approximately $141,000 and liabilities by approximately $385,000, and the Company recognized a loss of approximately $244,000 in accumulated other comprehensive income (loss). As of December 30, 2001, in accordance with SFAS 133, assets were increased by approximately $320,000 and liabilities by approximately $875,000 and the Company recognized a loss of approximately $555,000 in accumulated other comprehensive income (loss).

    (b) Mortgage loans relate to loan commitments entered into during 1999 and 1998 by various subsidiaries of the Company and GE Capital Franchise Finance (formerly known as FFCA Acquisition Corporation), to fund the purchases of land and construction of restaurants. During 2001, 2000 and 1999, $6,900,000, $1,927,000 and $4,757,000, respectively, was funded.

    (c) Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. See Note 10 to the Company's consolidated financial statements.

    During the third quarter of fiscal 1999, the Company entered into sale-leaseback transactions whereby the Company sold, and leased back, existing restaurant equipment at 15 of its restaurant locations. Aggregate proceeds of $6,000,000 were used to reduce the Company's revolving credit facility. These transactions are being accounted for as financing arrangements. Recorded in the accompanying consolidated balance sheet as of December 30, 2001 and December 31, 2000 are such capital lease obligations, related equipment of $1,218,000 and $3,300,000, respectively, and a deferred gain of approximately $1,279,000 and $3,173,000, respectively, each of which are being recognized over the three year lives of such transactions.

    During fiscal 2001, the Company's net investment in fixed assets and related investment costs, including pre-opening costs and net of capitalized leases, approximated $18.6 million. Mortgage financing of approximately $6.9 million offset this amount. The Company estimates that it will expend up to an aggregate of $13.0 million in 2002 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease financing, for new restaurants. As a result of the March 13, 2002 amendment to the Company's Credit Agreement (see
Note 6 to the Company's consolidated financial statements), capital expenditures have been limited to $13.0 million in 2002, and further restricted in future years. As a result, the Company is limited to five new Morton's of Chicago steakhouse restaurants in 2002 and no new development in 2003 (see Note 6 to the Company's consolidated financial statements). The Company may not enter into new restaurant leases until a specified cash flow leverage ratio is achieved. Subject to the Company's performance, which if adversely affected, could adversely affect the availability of funds, the Company anticipates that funds generated through operations and funds available under the Credit Agreement will be sufficient to fund planned expansion during 2002.

    From fiscal October 1998 through fiscal July 2000, the Company's board of directors authorized repurchases of the Company's outstanding common stock of up to 2,930,600 shares. The Company had repurchased 2,635,090 shares at an average stock price of $17.80. The Company suspended the stock repurchase program on May 8, 2001.

    At December 30, 2001, the Company had Federal and various state income tax net operating loss carryforwards which expire in various periods through 2019. As of December 30, 2001, the Company had approximately $11.6 million in FICA and other tax credits expiring in various periods through 2019 available to reduce income taxes payable in future years. Approximately $3.0 million of the Company's deferred tax assets represents capital loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. See Note 7 to the Company's consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENT TO BE ADOPTED

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 were effective for transactions accounted for using the purchase method completed after June 30, 2001.

    In July 2001, the Financial Accounting Standards Board also issued
SFAS 142, "Goodwill and Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for the Company beginning December 31, 2001.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. A transitional impairment loss, if any, would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

    As of December 31, 2001, the Company will cease recording goodwill amortization amounting to approximately $0.4 million annually. Because of the extensive effort needed to comply with adopting SFAS 142 it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's consolidated financial statements at the date of this report for any transitional impairment losses.

    In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001 and thus is effective for the Company beginning December 31, 2001. The Company has not determined the effect, if any, that the adoption of SFAS 144 will have on the Company's consolidated financial statements.

INFLATION

    The impact of inflation on labor, food and occupancy costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to the Federal minimum wage. Food costs as a percentage of net sales have been somewhat stable due to procurement efficiencies and menu price adjustments. The Company currently does not engage in any futures contracts and all purchases are made at prevailing market or contracted prices. Costs for construction, taxes, repairs, maintenance and insurance all impact the Company's occupancy costs, which increased during the period. Management believes the current practice of maintaining operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is its most effective tool for dealing with inflation.

SEASONALITY

    The Company's business is somewhat seasonal in nature, with revenues being less in the third quarter primarily due to Morton's reduced summer volume. The 2001 third quarter includes the impact of the September 11, 2001 World Trade Center terrorist attacks. The following table sets forth historical, unaudited quarterly revenues for the Company's Morton's and Bertolini's restaurants which were open for the entire period from January 1, 2001 to December 30, 2001 (53 restaurants), and for the entire period from January 3, 2000 to December 31, 2000 (47 restaurants):

                         COMPARABLE RESTAURANT REVENUES

                                     2001                  2000                  2000                  1999
                              -------------------   -------------------   -------------------   -------------------
                                           53 RESTAURANTS                              47 RESTAURANTS
                              -----------------------------------------   -----------------------------------------
                                 $          %          $          %          $          %          $          %
                              --------   --------   --------   --------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
First Quarter...............   59,489      29.0      61,546      27.0      55,021      26.9      49,807      26.4
Second Quarter..............   50,560      24.7      55,441      24.3      49,007      24.0      45,260      23.9
Third Quarter...............   43,296      21.1      50,855      22.3      46,305      22.7      41,823      22.1
Fourth Quarter..............   51,687      25.2      60,187      26.4      53,974      26.4      52,105      27.6
                              -------     -----     -------     -----     -------     -----     -------     -----
                              205,032     100.0     228,029     100.0     204,307     100.0     188,995     100.0
                              =======     =====     =======     =====     =======     =====     =======     =====

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

    As of December 30, 2001, the Company operated six international locations; two in Hong Kong (opened December 1999 and May 2001), one in Singapore (opened May 1998), one in Sydney, Australia (opened May 2001), one in Toronto (opened September 1998) and one in Vancouver, Canada (opened October 2000). As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income (loss). The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 30, 2001 is not considered material. The Morton's of Chicago steakhouse in Sydney, Australia was closed in January 2002.

    The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. See Note 6 to the Company's consolidated financial statements. The change in fair value of long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of December 30, 2001 is not considered material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The audited consolidated financial statements follow on pages 24 to 45.

INDEPENDENT AUDITORS' REPORT

    The Board of Directors and Stockholders

    Morton's Restaurant Group, Inc.:

    We have audited the accompanying consolidated balance sheets of Morton's Restaurant Group, Inc. and subsidiaries as of December 30, 2001 and
December 31, 2000 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton's Restaurant Group, Inc. and subsidiaries as of December 30, 2001 and
December 31, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Melville, New York
January 30, 2002, except as to
Note 6, which is as of March 13, 2002

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 2001 AND DECEMBER 31, 2000

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,827       $  2,296
  Accounts receivable.......................................       3,988          4,639
  Income taxes receivable...................................         560             --
  Inventories...............................................       8,061          8,303
  Landlord construction receivables, prepaid expenses and
  other
    current assets..........................................       2,632          2,867
  Deferred income taxes.....................................       4,616          5,653
                                                                --------       --------
    Total current assets....................................      24,684         23,758
                                                                --------       --------
Property and equipment, net.................................      82,936         78,047

Intangible assets, net of accumulated amortization of $5,072
  at December 30, 2001 and $4,668 at December 31, 2000......      10,923         11,327
Other assets and deferred expenses, net of accumulated
  amortization of $649 at December 30, 2001 and $518 at
  December 31, 2000.........................................       7,582          6,412
Insurance receivable........................................       1,682             --
Deferred income taxes.......................................       6,907          4,866
                                                                --------       --------
                                                                $134,714       $124,410
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2001 AND DECEMBER 31, 2000

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  DECEMBER 30,  DECEMBER 31,
                                                                                      2001          2000
                                                                                  ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................    $  6,566      $  8,677
  Accrued expenses..............................................................      19,531        21,375
  Current portion of obligations to financial institutions and capital leases...       4,477         4,759
  Accrued income taxes..........................................................          --         1,004
                                                                                    --------      --------
    Total current liabilities...................................................      30,574        35,815
                                                                                    --------      --------
Obligations to financial institutions and capital leases, less current
  maturities....................................................................     100,232        85,012
Other liabilities...............................................................       4,118         4,506
                                                                                    --------      --------
    Total liabilities...........................................................     134,924       125,333
                                                                                    --------      --------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value per share. Authorized 3,000,000 shares,
    no shares issued or outstanding.............................................          --            --
  Common stock, $0.01 par value per share. Authorized 25,000,000 shares, issued 6,803,801 at December 30, 2001 and 6,778,363 at
    December 31, 2000...........................................................          68            68
  Nonvoting common stock, $0.01 par value per share. Authorized 3,000,000
    shares, no shares issued or outstanding.....................................          --            --
  Additional paid-in capital....................................................      63,478        63,077
  Accumulated other comprehensive loss..........................................        (907)         (150)
  Accumulated deficit...........................................................     (16,095)      (17,084)
  Less treasury stock, at cost, 2,624,154 shares at December 30, 2001 and
    2,630,361 shares at December 31, 2000.......................................     (46,754)      (46,834)
                                                                                    --------      --------
    Total stockholders' equity (deficit)........................................        (210)         (923)
                                                                                    --------      --------
                                                                                    $134,714      $124,410
                                                                                    ========      ========

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  DEC. 30,  DEC. 31,  JAN. 2,
                                                                                    2001      2000      2000
                                                                                  --------  --------  --------
Revenues........................................................................  $237,112  $248,382  $206,869
Food and beverage costs.........................................................    82,150    84,224    69,873
Restaurant operating expenses...................................................   107,905   105,580    89,988
Pre-opening costs, depreciation, amortization and non-cash charges..............    12,678    11,087     7,592
General and administrative expenses.............................................    17,201    19,811    15,497
Marketing and promotional expenses..............................................     6,927     6,879     5,669
Costs associated with strategic alternatives and proxy contest..................       730        --        --
Interest expense, net...........................................................     7,617     6,427     4,100
Restaurant closing costs........................................................     1,625        --        --
Nonrecurring benefit............................................................        --        --      (159)
                                                                                  --------  --------  --------
    Income before income taxes and cumulative effect of a change in
      an accounting principle...................................................       279    14,374    14,309

Income tax (benefit) expense....................................................      (710)    4,312     3,577
                                                                                  --------  --------  --------
    Income before cumulative effect of a change in an accounting
      principle.................................................................       989    10,062    10,732

Cumulative effect of a change in an accounting principle, net of income tax
  benefit of $1,357.............................................................        --        --     2,281
                                                                                  --------  --------  --------
    Net income..................................................................  $    989  $ 10,062  $  8,451
                                                                                  ========  ========  ========
Net income (loss) per share--basic:
  Before cumulative effect of a change in an accounting principle...............  $   0.24  $   2.20  $   1.81
  Cumulative effect of a change in an accounting principle......................        --        --     (0.39)
                                                                                  --------  --------  --------
    Net income..................................................................  $   0.24  $   2.20  $   1.42
                                                                                  ========  ========  ========
Net income (loss) per share--diluted:
  Before cumulative effect of a change in an accounting principle...............  $   0.23  $   2.12  $   1.77
  Cumulative effect of a change in an accounting principle......................        --        --     (0.38)
                                                                                  --------  --------  --------
    Net income..................................................................  $   0.23  $   2.12  $   1.39
                                                                                  ========  ========  ========
Weighted average common and potential common shares outstanding:
  Basic.........................................................................     4,172     4,565     5,938
                                                                                  ========  ========  ========
  Diluted.......................................................................     4,241     4,756     6,078
                                                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                    TOTAL
                                                                                         ACCUMULATED               STOCK-
                                                               ADDITIONAL                   OTHER      TREASURY   HOLDERS'
                                                     COMMON     PAID-IN    ACCUMULATED  COMPREHENSIVE    STOCK     EQUITY
                                                      STOCK     CAPITAL      DEFICIT    INCOME (LOSS)   AT COST   (DEFICIT)
                                                    ---------  ----------  -----------  -------------  ---------  ---------
Balance at January 3, 1999........................  $      67  $  62,717    $ (35,597)    $     (34)   $  (4,196) $  22,957
Comprehensive income (loss):
  Net income......................................         --         --        8,451            --           --
  Foreign currency translation adjustments........         --         --           --           (45)          --
                                                                                                                  ---------
Total comprehensive income (loss).................                                                                    8,406
                                                                                                                  ---------
Exercise of stock options.........................          1        132           --            --           --        133
Purchase of 1,146,790 shares of common stock
  (average cost of $16.94 per share)..............         --         --           --            --      (19,428)   (19,428)
                                                    ---------  ---------    ---------     ---------    ---------  ---------
Balance at January 2, 2000........................         68     62,849      (27,146)          (79)     (23,624)    12,068
Comprehensive income (loss):
  Net income......................................         --         --       10,062            --           --
  Foreign currency translation
    adjustments...................................         --         --           --           (71)          --
                                                                                                                  ---------
Total comprehensive income (loss).................                                                                    9,991
                                                                                                                  ---------
Exercise of stock options.........................         --        228           --            --           --        228
Purchase of 1,249,171 shares of common stock
  (average cost of $18.57 per share)..............         --         --           --            --      (23,210)   (23,210)
                                                    ---------  ---------    ---------     ---------    ---------  ---------
Balance at December 31, 2000......................         68     63,077      (17,084)         (150)     (46,834)      (923)
Comprehensive income (loss):
  Net income......................................         --         --          989            --           --
  Foreign currency translation
    adjustments...................................         --         --           --          (202)          --
  Fair value of interest rate swaps...............         --         --           --          (555)          --
                                                                                                                  ---------
Total comprehensive income (loss).................                                                                      232
                                                                                                                  ---------
Return of "short swing" profit realized by insider
  pursuant to Section 16(b).......................         --         68           --            --           --         68
Exercise of stock options.........................         --        333           --            --           --        333
Issuance of 6,207 shares of treasury stock
  (average cost of $13.00 per share)..............         --         --           --            --           80         80
                                                    ---------  ---------    ---------     ---------    ---------  ---------
Balance at December 30, 2001......................  $      68  $  63,478    $ (16,095)    $    (907)   $ (46,754) $    (210)
                                                    =========  =========    =========     =========    =========  =========

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

                             (AMOUNTS IN THOUSANDS)

                                                              DEC. 30,   DEC, 31,   JAN. 2,
                                                                2001       2000       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $   989    $10,062    $ 8,451
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Cumulative effect of a change in an accounting
        principle, net of income tax benefit................       --         --      2,281
      Depreciation of property and equipment................    7,501      6,624      3,391
      Amortization of intangible assets, deferred occupancy
        costs and other deferred expenses...................    1,478        455      1,120
      Deferred income taxes.................................   (1,004)     2,691      2,618
      Restaurant closing costs..............................    1,625         --         --
      Nonrecurring benefit..................................       --         --       (159)
      Change in assets and liabilities:
        Accounts receivable.................................      643     (3,549)      (197)
        Income taxes receivable.............................     (560)        --         --
        Inventories.........................................      (39)    (1,181)      (730)
        Landlord construction receivables, prepaid expenses
          and other assets..................................     (938)      (692)       258
        Accounts payable, accrued expenses and other
          liabilities.......................................   (4,531)      (359)     7,666
        Accrued income taxes................................   (1,004)       864       (232)
                                                              -------    -------    -------
          Net cash provided by operating activities.........    4,160     14,915     24,467
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................  (14,939)   (15,714)   (15,432)
                                                              -------    -------    -------
          Net cash used by investing activities.............  (14,939)   (15,714)   (15,432)
                                                              -------    -------    -------
Cash flows from financing activities:
  Principal reduction on obligations to financial
    institutions and capital leases.........................  (11,421)   (11,196)   (13,952)
  Proceeds from obligations to financial institutions and
    capital leases..........................................   24,285     31,477     27,958
  Issuance (purchases) of treasury stock....................       80    (23,210)   (19,428)
  Net proceeds from issuance of stock and other.............      401        228        133
                                                              -------    -------    -------
          Net cash provided (used) by financing
            activities......................................   13,345     (2,701)    (5,289)
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................      (35)       (10)       (57)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........    2,531     (3,510)     3,689
Cash and cash equivalents at beginning of year..............    2,296      5,806      2,117
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 4,827    $ 2,296    $ 5,806
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

(1) ORGANIZATION AND OTHER MATTERS

    Morton's Restaurant Group, Inc. (the "Company") was incorporated as a Delaware corporation in October 1988 and is engaged in the business of owning and operating restaurants under the names Morton's of Chicago ("Morton's") and Bertolini's Authentic Trattorias ("Bertolini's"). As of December 30, 2001, the Company owned and operated 66 restaurants (62 Morton's and 4 Bertolini's).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts and results of operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b) REPORTING PERIOD

    The Company uses a fiscal year which consists of 52 weeks. Approximately every six or seven years, a 53rd week will be added.

    (c) INVENTORIES

    Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

    (d) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. Improvements to leased premises and property under capital leases are amortized on the straight-line method over the shorter of the lease term, including planned extensions, or estimated useful lives of the improvements. Effective April 3, 2000, the Company changed the estimated useful lives for depreciation of computer equipment and software, from periods ranging from three to ten years to periods ranging from three to five years, so as to more accurately reflect the relative replacement periods. As a result of such change, fiscal 2001 and 2000 included approximately $48,000 and $144,000, respectively, of additional depreciation expense. In fiscal 2001, 2000 and 1999, interest costs capitalized during the construction period for leasehold improvements were approximately $150,000, $577,000 and $350,000, respectively.

    (e) OTHER ASSETS AND DEFERRED EXPENSES

    Beginning in fiscal 1999, in accordance with its adoption of SOP 98-5, the Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. In connection with the adoption, the Company recorded a charge for the cumulative effect of an accounting change of approximately $2,281,000, net of income tax benefits of approximately $1,357,000. Pre-opening costs incurred and recorded as expense for fiscal 2001 and 2000 were approximately $3,700,000 and $4,008,000, respectively. Included in "Other assets and deferred expenses" are smallwares of approximately $2,754,000 and $2,580,000 at the end of fiscal 2001 and 2000, respectively.

    (f) INCOME TAXES

    The Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes", requires a change from the deferred method of accounting for income taxes of Accounting Principles Board ("APB") Opinion 11 to the asset and liability method of

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (g) INTANGIBLE ASSETS

    Intangible assets represent goodwill which arose from the acquisition of Morton's. Amortization is recognized on a straight-line basis over forty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

    In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" which supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 were effective for transactions accounted for using the purchase method completed after June 30, 2001.

    In July 2001, the Financial Accounting Standards Board also issued
SFAS 142, "Goodwill and Intangible Assets" which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for the Company beginning December 31, 2001.

    In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. A transitional impairment loss, if any, would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

    As of December 31, 2001, the Company will cease recording goodwill amortization amounting to approximately $0.4 million annually. Because of the extensive effort needed to comply with adopting SFAS 142 it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's consolidated financial statements at the date of this report for any transitional impairment losses.

    (h) DERIVATIVE FINANCIAL INSTRUMENTS

    Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

    The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of two interest rate swap agreements with notional amounts of $10,000,000 each. The interest rate swap agreements are designated as cash flow hedges for purposes of SFAS 133. Based on regression analysis, the Company has determined that its interest rate swap agreements are highly effective. The adoption of SFAS 133 on January 1, 2001, increased assets by approximately $141,000 and liabilities by approximately $385,000, and recognized a loss of approximately $244,000 in accumulated other comprehensive income
(loss). As of December 30, 2001, in accordance with SFAS 133, assets were increased by approximately $320,000 and liabilities by approximately $875,000, and recognized a loss of approximately $555,000 in accumulated other comprehensive income (loss).

    (i) MARKETING AND PROMOTIONAL EXPENSES

    Marketing and promotional expenses in the accompanying consolidated statements of income include advertising expenses of approximately $3,190,000, $3,767,000 and $3,296,000 for fiscal 2001, 2000 and 1999, respectively.
Advertising costs are expensed as incurred.

    (j) STATEMENTS OF CASH FLOWS

    For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $7,199,000, $6,027,000 and $3,774,000 and income taxes, net of refunds, of approximately $1,541,000, $757,000 and $1,179,000 for fiscal 2001, 2000 and 1999, respectively. During fiscal 2001, 2000 and 1999, the Company entered into capital lease finance agreements of approximately $2,106,000, $4,132,000 and $3,290,000, respectively, for restaurant equipment. In addition, during fiscal 1999 the Company entered into sale-leaseback transactions aggregating $6,000,000 for existing restaurant equipment (see Note 11). In addition, as of December 30, 2001, the Company has written off the net book value of the assets of the Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan and recorded a receivable in "Insurance receivable" in the accompanying consolidated balance sheet of approximately $1,682,000, representing minimum expected insurance proceeds relating to such assets.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

    (k) EARNINGS PER SHARE

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options with a market value greater than the exercise price.

    (l) USE OF ESTIMATES

    Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (m) LONG-LIVED ASSETS

    The Company's accounting policies relating to the recording of long-lived assets, including property and equipment and intangibles, are discussed above. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined on a restaurant-by-restaurant basis by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of or sold are reported at the lower of the carrying amount or fair value less costs to sell.

    In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001 and thus is effective for the Company beginning
December 31, 2001. The Company has not determined the effect, if any, that the adoption of SFAS 144 will have on the Company's consolidated financial statements.

    (n) STOCK-BASED COMPENSATION

    The Company applies the provisions of SFAS 123 which encourages, but does not require companies to record compensation expense for stock-based employee compensation plans at fair value. The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma net earnings and pro forma earnings per share for stock option grants made beginning in fiscal 1995 as if such method had been used to account for stock-based compensation costs as described in SFAS 123.

    (o) TRANSLATION OF FOREIGN CURRENCIES

    As of December 30, 2001, the Company operated six international locations, two in Hong Kong (opened December 1999 and May 2001), one in Singapore (opened May 1998), one in Toronto (opened September 1998), one in Vancouver, Canada (opened October 2000) and one in Sydney, Australia (opened May 2001). The restaurant in Sydney, Australia was closed on January 6, 2002 (see Note 3). The financial position and results of operations of the Company's foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholders' equity.

    (p) COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and equity adjustments from foreign currency translation and interest rate swaps and is presented in the consolidated statements of stockholders' equity.

    (q) REVENUE RECOGNITION

    Sales from restaurants are recognized as revenue at the point of the delivery of meals and services.

    (r) RECLASSIFICATION

    Certain items previously reported in specific financial statement captions have been reclassed to conform to the fiscal 2001 presentation.

(3) RESTAURANT CLOSING COSTS AND NONRECURRING (BENEFIT) CHARGES

    (a) MORTON'S OF CHICAGO--SYDNEY

    Based on a strategic assessment of revenue trends, the Company closed the Morton's of Chicago steakhouse restaurant in Sydney, Australia in January 2002. Newly imposed restrictions on importing certain cuts of USDA prime beef from the United States, an essential ingredient of the Morton's dining experience, contributed to the decision to close the restaurant. The Company recorded a 2001 fourth quarter, pre-tax charge of approximately $1,625,000, representing the write-down and exit costs associated with the closing of the restaurant.

    (b) MORTON'S OF CHICAGO--90 WEST STREET, NY

    As a result of the impact of the World Trade Center terrorist attacks on September 11, 2001, the building in which the Morton's of Chicago Steakhouse restaurant was located in the Wall Street area of downtown Manhattan (located at 90 West Street, two blocks from the World Trade Center) was damaged and has been closed permanently. The Company recorded a benefit in "Restaurant operating expenses" in the accompanying consolidated statements of income of approximately $860,000 through December 30, 2001 representing business interruption insurance recovery related to costs incurred from

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

the closing of that restaurant since September 11, 2001. As of December 30, 2001, the Company has received $500,000 for such insurance. The Company believes that additional benefits will be recorded in fiscal 2002 and possibly future periods relating to future insurance recoveries. In addition, as of December 30, 2001, the Company has written off the net book value of the assets of the restaurant and recorded a receivable in "Insurance receivable" in the accompanying consolidated balance sheet of approximately $1,682,000, representing expected minimum insurance proceeds relating to such assets. Such proceeds may be in excess of the net book value of the assets and may give rise to a gain, the amount of which cannot be determined at this time, and has not been recorded in the accompanying consolidated financial statements.

    (c) BERTOLINI'S

    Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which were all closed in fiscal 1999. At December 30, 2001 and December 31, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $1,714,000 and $2,153,000, respectively, representing the costs to exit contractual lease obligations and costs for current litigation that was initiated by a landlord as a result of closing one restaurant. This landlord has alleged multiple claims, including breach of contract and breach of guarantee and is seeking to recover substantial financial damages. Such litigation is currently in the discovery stage and the trial date has been set for November 2002. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets. During 2001, one such underperforming restaurant was closed and during 2000 and 1999 three such underperforming restaurants were closed. (See "Part II--Other Information, Item 1. Legal Proceedings".)

    (d) LITIGATION AND RELATED EXPENSES

    During 1999, the Company settled all claims relating to a lawsuit. The amount of the final settlement, which was paid in fiscal 2000, including all related legal and other costs, resulted in the Company recording a nonrecurring, pre-tax benefit of approximately $159,000 in the third quarter of fiscal 1999.

    (e) MICK'S AND PEASANT RESTAURANTS

    In the fourth quarter of fiscal 1998, the Company evaluated the recoverability of its ownership interests in Mick's and Peasant and the related promissory notes received in connection with its February 1997 sale of such restaurants. The analysis was based upon a review of the purchaser's 1998 operating performance, including anticipated future cash flows, and concluded that pursuant to the provisions of SFAS 114 and SFAS 115, the notes receivable and investment carrying values were impaired and therefore recorded an impairment charge of $2,200,000. Additionally, the Company recorded additional lease termination liabilities of $1,688,000, based upon additional defaults of

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

sublease agreements and litigation charges for certain Mick's and Peasant Restaurants, previously guaranteed by the Company. During fiscal 2001 the Company sold its remaining interests in Mick's and Peasant for $200,000. At December 30, 2001 and December 31, 2000, included in "Accrued expenses" in the accompanying consolidated balance sheets, is $0 and approximately $162,000, respectively, representing the remaining lease disposition liabilities for such restaurants.

(4) PROPERTY AND EQUIPMENT

    The costs and related accumulated depreciation and amortization of major classes of assets as of December 30, 2001 and December 31, 2000 are set forth below:

                                                              DECEMBER 30, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                     (AMOUNTS IN THOUSANDS)
Furniture, fixtures and equipment...........................       $41,100             $35,842
Leasehold improvements......................................        60,692              51,052
Land........................................................         6,241               6,337
Construction in progress....................................           669               2,160
                                                                   -------             -------
                                                                   108,702              95,391
  Less accumulated depreciation and amortization............        25,766              17,344
                                                                   -------             -------
Net property and equipment..................................       $82,936             $78,047
                                                                   =======             =======

(5) ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              DECEMBER 30, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
                                                                     (AMOUNTS IN THOUSANDS)
Accrued gift certificates...................................       $ 3,773             $ 2,997
Restaurant operating expenses...............................         2,551               2,873
Payroll and related taxes...................................         1,768               2,427
Sales and use tax...........................................         1,718               1,969
Bertolini's accrued lease exit costs........................         1,714               2,153
Rent and property taxes.....................................         1,607               2,033
Accrued construction costs..................................         1,534               2,129
Deferred gain on sale of assets.............................         1,279               1,813
Other.......................................................         3,587               2,981
                                                                   -------             -------
  Total accrued expenses....................................       $19,531             $21,375
                                                                   =======             =======

(6) OBLIGATIONS TO FINANCIAL INSTITUTIONS

    Obligations to financial institutions and capital leases consists of the following:

                                                              DEC. 30,   DEC. 31,
                                                                2001       2000
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
Credit Facility (a).........................................  $ 75,960   $64,925
Loan Agreement with CNL Financial I, Inc., due in monthly
  principal and interest payments at 10.002% per annum,
  matures on April 1, 2007..................................     1,614     1,837
Mortgage loans with GE Capital Franchise Finance (formerly
  FFCA Acquisition Corp.), due in monthly principal and
  interest payments scheduled over twenty-year periods at
  interest rates ranging from 7.68% to 9.26% per annum.
  (b).......................................................    18,093    11,574
Capital leases (see Note 11)................................     9,042    11,435
                                                              --------   -------
  Total obligations to financial institutions and capital
  leases....................................................   104,709    89,771
  Less current portion of obligations to financial
  institutions and capital leases...........................     4,477     4,759
                                                              --------   -------
  Obligations to financial institutions and capital leases,
  less current maturities...................................  $100,232   $85,012
                                                              ========   =======

    Future maturities of obligations to financial institutions and capital leases are as follows as of December 30, 2001:

                                2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                              --------   --------   --------   --------   --------   ----------   --------
                                                         (AMOUNTS IN THOUSANDS)
Credit Facility (a).........  $ 1,500    $ 7,000    $14,210    $53,250    $     0      $     0    $ 75,960
Loan Agreement with CNL
  Financial I, Inc..........      246        293        274        329        364          108       1,614
Mortgage loans with GE
  Capital Franchise
  Finance(b)................      448        486        528        574        625       15,432      18,093
Capital leases (see Note
  11).......................    3,783      2,200      1,745      1,016        298            0       9,042
                              -------    -------    -------    -------    -------      -------    --------
    Total...................  $ 5,977    $ 9,979    $16,757    $55,169    $ 1,287      $15,540    $104,709
                              =======    =======    =======    =======    =======      =======    ========

    (a) Credit Facility obligations relate to borrowings under the Company's Second Amended and Restated Revolving Credit and Term Loan Agreement, dated
June 19, 1995, between the Company and Fleet National Bank ("Fleet"), as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility"), at December 30, 2001, was $89,750,000. At December 30, 2001, the Credit Facility consisted of a $24,250,000 term loan (the "Term Loan") and a $65,500,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate plus applicable margin or, at the Company's option, the Eurodollar Rate plus applicable margin. At December 30, 2001, calculated pursuant to the Credit Agreement, the Company's applicable margin on the Revolving Credit was 1.25% on base rate loans and 3.25% on Eurodollar Rate loans and the Company's applicable margin on the Term Loan was 1.50% on base rate loans and 3.50% on Eurodollar Rate loans. In addition, the Company was obligated to pay fees of 0.25% on unused loan commitments less than $10,000,000, 0.375% on unused loan commitments greater than $10,000,000 and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. Pursuant to an amendment of the Credit Agreement dated March 13, 2002, calculated pursuant to the Credit Agreement, the Company's applicable margin on the Revolving Credit and on the Term Loan is 3.00% on base rate loans and 4.50% on Eurodollar Rate loans. Additionally, if the borrowings under the Revolving Credit exceed $55,000,000, an additional 0.50% will be added to the applicable margin on base rate loans and Eurodollar Rate loans under the Revolving Credit facility. In addition, the

Company is obligated to pay fees of 0.75% on unused loan commitments and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. The Credit Agreement also provides for annual additional mandatory prepayments as calculated based on the Company's net cash flows, as defined. The amendment reduces the Revolving Credit facility to $60,000,000 through June 30, 2003 unless a specified leverage ratio is achieved, in which case the facility will return to $65,500,000, and also reduces the Revolving Credit facility by $5 million every 6 months from June 30, 2003 through June 30, 2005.

    At December 30, 2001, $267,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $13,523,000 and the weighted average interest rate on all borrowings under the Credit Facility was 6.33% on December 30, 2001. Fleet has syndicated portions of the Credit Facility to First Union National Bank (formerly First Union Corporation), Comerica Bank (formerly Imperial Bank), JPMorgan Chase Bank and LaSalle Bank National Association.

    Borrowings under the Credit Agreement have been classified as noncurrent on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments which commenced in September 2001.

    Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. The Credit Agreement contains, among other things, certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness;
(v) making capital expenditures above specified amounts; (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement prohibits the Company from entering into any new capital expenditure commitments or lease commitments for new restaurants until a specified cash flow leverage ratio test is achieved and prohibits the payment of dividends and the repurchase of the Company's outstanding common stock. The Company's Credit Agreement also requires the Company to satisfy certain financial ratios and tests. On March 13, 2002, the Company amended the Credit Agreement to, among other things, reset these financial ratios and tests.

    On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations relating to $20,000,000 of variable rate debt. Such agreements terminate on April 7, 2003 and May 29, 2003, respectively. The adoption of
SFAS 133 on January 1, 2001, increased assets by approximately $141,000 and liabilities by approximately $385,000, and the Company recognized a loss of approximately $244,000 in accumulated other comprehensive income (loss). As of December 30, 2001, in accordance with SFAS 133, assets were increased by approximately $320,000 and liabilities by approximately $875,000 and the Company recognized a loss of approximately $555,000 in accumulated other comprehensive income (loss).

    (b) Mortgage loans relate to loan commitments entered into during 1999 and 1998 by various subsidiaries of the Company and GE Capital Franchise Finance (formerly known as FFCA Acquisition Corporation), to fund the purchases of land and construction of restaurants. During 2001, 2000 and 1999, $6,900,000, $1,927,000 and $4,757,000, respectively, was funded.

    Management believes that the carrying amount of long-term debt approximates fair value since the interest rate is variable and the margins are consistent with those available to the Company under similar terms.

(7) INCOME TAXES

    Income tax (benefit) expense is comprised of the following:

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Federal: Current............................................  $  (341)   $ 1,215    $    --
       Deferred.............................................     (557)     2,402      2,798
                                                              -------    -------    -------
                                                                 (898)     3,617      2,798

State and Local: Current....................................      635        406        509
              Deferred......................................     (447)       289        270
                                                              -------    -------    -------
                                                                  188        695        779
                                                              -------    -------    -------

Income tax (benefit) expense................................  $  (710)   $ 4,312    $ 3,577
                                                              =======    =======    =======

    Income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal income tax rates to income before income taxes as a result of the following:

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Computed "expected" tax expense (benefit)...................  $    95    $ 4,887    $ 4,865
Increase (reduction) in income taxes resulting from:
  State and local income taxes, net of federal income tax
  benefit...................................................      124        459        514
  FICA tax credits..........................................   (1,488)    (1,386)    (1,555)
  Change in valuation allowance.............................     (268)      (242)        --
  Other, net................................................      827        594       (247)
                                                              -------    -------    -------
                                                              $  (710)   $ 4,312    $ 3,577
                                                              =======    =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2001 and 2000 are presented below:

                                                                                  DECEMBER 30,  DECEMBER 31,
                                                                                      2001          2000
                                                                                  ------------  ------------
                                                                                    (AMOUNTS IN THOUSANDS)
Deferred tax assets:
  Federal and state net operating loss carryforwards............................    $ 3,509       $ 3,106
  Capital loss carryforwards....................................................      2,970         3,285
  Nonrecurring charge for write-down and related charges for assets held
    for sale....................................................................         --            59
  Nonrecurring charge for write-down and related charges for impaired
    assets......................................................................      1,310         1,001
  Interest rate swap agreements.................................................        320            --
  Deferred rent and start-up amortization.......................................      2,639         2,740
  FICA and other tax credits....................................................     11,640         9,386
                                                                                    -------       -------
    Total gross deferred tax assets.............................................     22,388        19,577
    Less valuation allowance....................................................     (5,264)       (5,533)
                                                                                    -------       -------
    Net deferred tax assets.....................................................     17,124        14,044
Deferred tax liabilities:
  Property and equipment depreciation...........................................      5,601         3,525
                                                                                    -------       -------
Net deferred tax assets and liabilities.........................................    $11,523       $10,519
                                                                                    =======       =======

    At December 30, 2001, the Company had Federal and various state income tax net operating loss carryforwards, capital loss carryforwards, and FICA and other tax credits expiring in various periods through 2019, 2006 and 2019, respectively.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $30,200,000. Taxable income (loss), before the application of net operating loss carryforwards and FICA and other tax credits, for the years ended December 31, 2000 and January 2, 2000 was approximately $8,300,000 and $(3,391,000), respectively, and for the year ended December 30, 2001 is estimated to be approximately $(1,300,000). The Company assesses the recoverability of its net deferred tax asset based upon the level of historical income and projections of future taxable income. Deferred tax assets arising from capital losses have been fully reserved. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

(8) CAPITAL STOCK

    (a) On December 15, 1994, the Company adopted a Stockholder Protection Rights Plan ("Rights Plan"). Pursuant to the Rights Plan, a dividend of one Right for each outstanding share of the Company's common stock was issued to shareholders of record on January 3, 1995. Under certain conditions, each Right may be exercised to purchase 1/100 of a share of Series A Junior Participating Preferred Stock (the "Preferred Stock") of the Company at a price of $42. The Rights will become exercisable following the tenth day after a person or group acquires 15% or more of the Company's common stock or announces a tender or exchange offer, the consummation of which would result in ownership by such person or group of 15% or more of the Company's common stock. If a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current purchase price, in lieu of 1/100 of a share of Preferred Stock, a number of shares of the Company's common stock having a market value of twice the Right's purchase price. In addition, if the Company is acquired in a merger or other business combination, 50% or more of its assets or earning power is sold or transferred, or a reclassification or recapitalization of the Company occurs that has the effect of increasing by more than 1% the proportionate ownership of the Company's common stock by the acquiring person, then, each Right will entitle its holder to purchase, at the Right's then-current purchase price, a number of the acquiring company's shares of common stock having a market value at that time of twice the Right's purchase price.

    The Rights may be redeemed prior to becoming exercisable by the Company, subject to approval of the Board of Directors for $.01 per Right, in accordance with the provisions of the Rights Plan. The Rights expire on January 3, 2005. The Company has reserved 200,000 shares of Preferred Stock for issuance upon exercise of the Rights.

    (b) The Company's Stock Option Plan (the "Stock Option Plan"), as amended, provides for the issuance, to employees, of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"), having a maximum term of ten years, to purchase up to 900,000 shares of Common Stock. During fiscal 2000, pursuant to shareholder approval, the Company adopted the Morton's Restaurant Group 2000 Stock Option Plan which provides an additional 550,000 shares to be granted under the same terms as the Stock Option Plan.

    The exercise price of ISOs will be equal to the fair market value of the shares subject to option on the date of grant, while the exercise price of NQSOs will be determined by a committee of the Board of Directors. Options vest and become exercisable commencing at the second anniversary date of the grant at the rate of 25% per year. Options vest and become exercisable immediately upon a defined change of control. During fiscal 2001 and 2000, the Company issued 96,800 and 176,100 NQSOs, respectively.

    Activity in stock options is summarized as follows:

                                             2001                                2000                        1999
                               ---------------------------------   ---------------------------------   ----------------
                               WEIGHTED AVERAGE   SHARES SUBJECT   WEIGHTED AVERAGE   SHARES SUBJECT   WEIGHTED AVERAGE
                                EXERCISE PRICE      TO OPTION       EXERCISE PRICE      TO OPTION       EXERCISE PRICE
                               ----------------   --------------   ----------------   --------------   ----------------
Beginning of year............       $16.10          1,159,337           $15.16            911,400           $13.73
Options granted..............        20.49             96,800            18.93            298,450            15.31
Options exercised............        13.10             25,438            11.33             20,163             1.26
Options canceled.............        19.61             32,650            18.81             30,350            20.01
                                    ------          ---------           ------          ---------           ------
End of year..................       $16.43          1,198,049           $16.10          1,159,337           $15.16
                                    ======          =========           ======          =========           ======

                                    1999
                               --------------
                               SHARES SUBJECT
                                 TO OPTION
                               --------------
Beginning of year............      835,955
Options granted..............      208,700
Options exercised............       96,830
Options canceled.............       36,425
                                 ---------
End of year..................      911,400
                                 =========

    As of December 30, 2001, there were 505,862 options exercisable with a weighted average exercise price of $14.32.

    The following table summarizes information about stock options outstanding at December 30, 2001:

                                                                                                WEIGHTED
   RANGE OF EXERCISE        SHARES      WEIGHTED AVERAGE   WEIGHTED AVERAGE     SHARES           AVERAGE
         PRICES           OUTSTANDING    REMAINING LIFE     EXERCISE PRICE    EXERCISABLE   EXERCISABLE PRICE
------------------------  -----------   ----------------   ----------------   -----------   -----------------
$9.875-$15.00...........     491,312       5.40 yrs.            $12.32          316,061           $11.75
$15.00-$20.00...........     408,312       6.87 yrs.            $17.71          143,063           $17.29
$20.00-$26.10...........     298,425       8.06 yrs.            $21.42           46,738           $22.59
                           ---------                                            -------
  Total.................   1,198,049       6.56 yrs.            $16.43          505,862           $14.32
                           =========                                            =======

    (c) SFAS 123, "Accounting for Stock-Based Compensation", was adopted by the Company in 1996. The Company has elected to disclose the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS 123.

    The per share weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $8.44, $8.33 and $6.93 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 2001-- expected dividend yield 0.0%, risk-free interest rate of 4.46%, volatility of 36% and an expected life of 5.5 years; 2000--expected dividend yield 0.0%, risk-free interest rate of 6.3%, volatility of 33% and an expected life of 5.9 years; 1999--expected dividend yield 0.0%, risk-free interest rate of 5.8%, volatility of 35% and an expected life of 6.3 years.

    The Company applies APB Opinion 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) and net income (loss) per diluted share would have been reduced to the pro forma amounts indicated below:

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
        Net income (loss) as reported.......................   $  989    $10,062     $8,451
          Pro forma.........................................   $ (127)   $ 9,082     $7,647
        Net income (loss) per diluted share as reported.....   $ 0.23    $  2.12     $ 1.39
          Pro forma.........................................   $(0.03)   $  1.94     $ 1.27

    Pro forma net income (loss) only reflects options granted from 1995 on. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

    (d) From October 1998 through July 2000, the Company announced that its Board of Directors authorized repurchases of up to 2,930,600 shares of the Company's outstanding common stock. The timing and amount of the purchases were at the full discretion of the Company's senior management and subject to market conditions and applicable securities and tax regulations. Repurchases were accomplished through periodic purchases at prevailing prices on the open market, by block purchases or in privately negotiated transactions. The repurchased shares have been retained as treasury stock to use for corporate purposes. On May 8, 2001, the Company suspended the stock repurchase program. At
December 30, 2001 and December 31, 2000 the Company had repurchased 2,635,090 shares of its common stock at an average purchase price of $17.80.

    (e) In October 1999, the Company commenced an Employee Stock Purchase Plan under which 600,000 shares of the Company's common stock have been reserved for future employee purchases. Pursuant to this plan, and as approved by stockholders, all employees with a minimum of one year of service may purchase, at a 15% discount, shares of common stock of the Company on a quarterly basis. In fiscal 2001, there were 6,207 shares issued from treasury shares at an average price of $13.00 per share.

(9) EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
Net income..................................................  $    989    $ 10,062    $  8,451
                                                              ========    ========    ========
Weighted average common shares (denominator for basic
  earnings per share).......................................     4,172       4,565       5,938
Effect of dilutive securities: Employee stock options.......        69         191         140
                                                              --------    --------    --------
Weighted average common and potential common shares
  outstanding (denominator for diluted earnings per
  share)....................................................     4,241       4,756       6,078
                                                              ========    ========    ========
Basic earnings per share....................................  $   0.24    $   2.20    $   1.42
                                                              ========    ========    ========
Diluted earnings per share..................................  $   0.23    $   2.12    $   1.39
                                                              ========    ========    ========

    Options to purchase 877,837, 167,188 and 277,050 shares of common stock were outstanding for the years ended 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. For additional disclosures regarding employee stock options see Note 8.

(10) OPERATING LEASES

    The Company's operations are generally conducted in leased premises. Including renewal options, remaining lease terms range from 1 to 41 years.

    In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are offset against the related fixed asset accounts and the net amount is amortized on a straight-line basis over the shorter of the lease term, including planned extensions, or estimated useful lives of the assets. At the end of fiscal 2001 and 2000, approximately $655,000 and $762,000, respectively, of development allowances were due from lessors and are included in "Landlord construction receivables, prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

    The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Certain leases contain contingent rental provisions based upon a percent of gross revenues and or provide for rent deferral during the initial term of such leases. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Included in "Other liabilities" in the accompanying consolidated balance sheets at the end of fiscal 2001 and fiscal 2000 are accruals related to such rent deferrals of approximately $4,118,000 and $3,322,000, respectively. For financial reporting purposes, such leases are accounted for on a straight-line rental basis. Future minimum annual rental commitments under these leases are approximately as follows:

                                                          (AMOUNTS IN THOUSANDS)
                                                          ----------------------
Fiscal 2002.............................................         $ 15,748
Fiscal 2003.............................................           15,990
Fiscal 2004.............................................           16,131
Fiscal 2005.............................................           16,081
Fiscal 2006.............................................           15,375
Fiscal 2007 and thereafter..............................          104,377
                                                                 --------
Total minimum lease payments............................         $183,702
                                                                 ========

    Contingent rental payments on building leases are typically made based upon the percentage of gross revenues on the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $1,987,000, $3,267,000 and $2,727,000 for fiscal 2001, 2000 and
1999, respectively.

    Rental expense, inclusive of contingent rent, for all such leases was approximately $16,370,000, $15,801,000 and $13,419,000, for fiscal 2001, 2000 and 1999, respectively.

(11) CAPITAL LEASES

    The Company has typically financed the purchase of certain restaurant equipment through capital leases. At December 30, 2001, the Company had approximately $284,000 commitments available for future fundings. At
December 30, 2001 and December 31, 2000, furniture, fixtures and equipment include approximately $11,764,000 and $15,057,000, respectively, of net assets recorded under capital leases. These assets are amortized over the life of the respective leases. At December 30, 2001 and December 31, 2000, capital lease obligations of approximately $5,259,000 and $7,180,000, respectively, are included in "Obligations to financial institutions and capital leases, less current maturities" in the accompanying consolidated balance sheets.

    During the third quarter of fiscal 1999, the Company entered into sale-leaseback transactions whereby the Company sold, and leased back, existing restaurant equipment at 15 of its restaurant locations. Aggregate proceeds of $6,000,000 were used to reduce the Company's Revolving Credit facility. These transactions are being accounted for as financing arrangements. Recorded in the accompanying consolidated balance sheets as of December 30, 2001 and December 31, 2000 are such capital lease obligations, related equipment of $1,218,000 and $3,300,000, respectively, and a deferred gain of approximately $1,279,000 and $3,173,000, respectively, each of which are being recognized over the three year lives of such transactions.

    The Company's minimum future obligations under capital leases as of December 30, 2001 are as follows:

                                                          (AMOUNTS IN THOUSANDS)
                                                          ----------------------
Fiscal 2002.............................................          $4,297
Fiscal 2003.............................................           2,527
Fiscal 2004.............................................           1,917
Fiscal 2005.............................................           1,074
Fiscal 2006.............................................             306
                                                                  ------
Total minimum lease payments............................          10,121
Less amount representing interest.......................           1,079
                                                                  ------
Present value of net minimum lease payments
  (including current portion of $3,783).................           9,042
                                                                  ======

(12) EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with its Chief Executive Officer and two senior officers. The agreements, as amended, are terminable by the Company upon 60 months and 36 months prior notice, respectively. The Company is a party to change of control agreements with its Chief Executive Officer and seven other senior officers which grant these employees the right to receive up to approximately three times their total compensation (as computed under the Internal Revenue Code) if there is a change in control of the Company and termination of their employment during a specified period by the Company without cause or by such officer with good reason.

(13) EMPLOYEE BENEFIT PLANS

    Employees of the Company and its subsidiaries who are over the age of 21 and who have completed one year of service are eligible for voluntary participation in a profit sharing plan. Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions for fiscal 2001, 2000 and 1999 were approximately $406,000, $734,000, and $523,000, respectively.

(14) LEGAL MATTERS AND CONTINGENCIES

    During fiscal 1998, the Company identified several underperforming Bertolini's restaurants and authorized a plan for the closure or abandonment of specified restaurants which have all been closed. The Company is involved in legal action relating to certain closures, however, the Company does not believe that the ultimate resolution of these actions will have a material effect beyond that recorded during fiscal 1998.

    The Company is also involved in other various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, equity, results of operations, liquidity and capital resources.

(15) UNAUDITED QUARTERLY FINANCIAL DATA

    The following is a summary of unaudited quarterly operating results:

    (amounts in thousands, except per share data)

                                                 FIRST      SECOND     THIRD      FOURTH
FISCAL YEAR 2001                                QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
----------------                                --------   --------   --------   --------   --------
Revenues......................................  $66,342    $57,006    $52,274    $61,490    $237,112
Gross Profits*................................   15,839     10,919      6,653     13,646      47,057
Net income (loss).............................    2,744     (1,535)    (1,952)     1,732         989
Net income (loss) per share:
  Basic.......................................     0.66      (0.37)     (0.47)      0.41        0.24
  Diluted.....................................  $  0.62    $ (0.37)   $ (0.47)   $  0.41    $   0.23

                                                 FIRST      SECOND     THIRD      FOURTH
FISCAL YEAR 2000                                QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
----------------                                --------   --------   --------   --------   --------
Revenues......................................  $63,595    $58,600    $56,314    $69,873    $248,382
Gross Profits*................................   15,821     13,847     11,250     17,660      58,578
Net income....................................    3,051      2,109        925      3,977      10,062
Net income per share:
  Basic.......................................     0.60       0.45       0.21       0.96        2.20
  Diluted.....................................  $  0.58    $  0.43    $  0.20    $  0.91    $   2.12

* Revenues less Food and beverage costs and Restaurant operating expenses.

    Net income per share for each of the quarters are based on weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's income per share.

(16) SUBSEQUENT EVENTS (UNAUDITED)

    On March 26, 2002, the Company entered into a definitive merger agreement ("Merger Agreement") providing for the acquisition of the Company by an affiliate of Castle Harlan, Inc., a New York based private equity investment firm. Under the terms of the Merger Agreement, the Company's stockholders will receive $12.60 in cash for each share of common stock. Completion of the merger is subject to various closing conditions including, but not limited to, approval of the Company's stockholders and customary industry regulatory approvals, receipt of third party consents and achievement of a minimum level of earnings. There can be no assurance that these or other conditions to the merger will be satisfied or that the merger will be completed. If the merger is not completed for any reason, it is expected that the current management of the Company, under the direction of the Board of Directors, will continue to manage the Company as an ongoing business. The Company has also entered into an amendment to its Credit Agreement which allows for the transactions contemplated under the merger; however, this amendment will only become effective upon the completion of the merger. The merger is currently expected to be completed in early summer of 2002.

    In addition, on March 26, 2002, the Company amended the Rights Plan to, among other things, provide that the rights under the Rights Plan will not become exercisable as a result of the Merger Agreement and the transactions contemplated thereby, and that the Rights Plan will be terminated simultaneously with the consummation of the merger (see Note 8).

    On or about March 27, 2002, several substantially similar civil actions were commenced in the Court of Chancery in the State of Delaware in New Castle County by purported stockholders of the Company. The plaintiff in each action seeks to represent a putative class consisting of the public stockholders of the Company. Named as defendants in each of the complaints are the Company, the members of the Company's Board of Directors and Castle Harlan, Inc. The complaints allege, among other things, that the proposed merger is unfair and that the Company's directors breached their fiduciary duties in connection with the previously-announced entry into the Merger Agreement. The complaints seek an injunction, damages and other relief. The Company believes that the allegations in the complaints are without merit and intends to contest the matters vigorously.

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

                                                       MORTON'S RESTAURANT GROUP, INC.
                                                       (REGISTRANT)

Date: March 29, 2002                                   By:            /s/ ALLEN J. BERNSTEIN
                                                            -----------------------------------------
                                                                        Allen J. Bernstein
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              PRESIDENT, AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: March 29, 2002                                   By:            /s/ THOMAS J. BALDWIN
                                                            -----------------------------------------
                                                                        Thomas J. Baldwin
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER, ASSISTANT SECRETARY, TREASURER
                                                              AND DIRECTOR (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2002                                   By:            /s/ ALLEN J. BERNSTEIN
                                                            -----------------------------------------
                                                                        Allen J. Bernstein
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              PRESIDENT, AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: March 29, 2002                                   By:            /s/ THOMAS J. BALDWIN
                                                            -----------------------------------------
                                                                        Thomas J. Baldwin
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER, ASSISTANT SECRETARY, TREASURER
                                                              AND DIRECTOR (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)

Date: March 29, 2002                                   By:             /s/ ROBERT L. BARNEY
                                                            -----------------------------------------
                                                                         Robert L. Barney
                                                                             DIRECTOR

Date: March 29, 2002                                   By:               /s/ LEE M. COHN
                                                            -----------------------------------------
                                                                           Lee M. Cohn
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)

Date: March 29, 2002                                   By:            /s/ DIANNE H. RUSSELL
                                                            -----------------------------------------
                                                                        Dianne H. Russell
                                                                             DIRECTOR

Date: March 29, 2002                                   By:              /s/ ALAN A. TERAN
                                                            -----------------------------------------
                                                                          Alan A. Teran
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)

Date: March 29, 2002                                   By:              /s/ JOHN K. CASTLE
                                                            -----------------------------------------
                                                                          John K. Castle
                                                                             DIRECTOR

Date: March 29, 2002                                   By:           /s/ DR. JOHN J. CONNOLLY
                                                            -----------------------------------------
                                                                       Dr. John J. Connolly
                                                                             DIRECTOR

Date: March 29, 2002                                   By:            /s/ DAVID B. PITTAWAY
                                                            -----------------------------------------
                                                                        David B. Pittaway
                                                                             DIRECTOR

                               INDEX TO EXHIBITS

    The following is a list of all exhibits filed as part of this report:

       EXHIBIT
       NUMBER                                     DOCUMENT
---------------------   ------------------------------------------------------------
           2.01         Agreement and Plan of Merger, dated as of March 26, 2002, by and among Morton's Holding's, Inc., Morton's Acquisition
                        Company and Morton's Restaurant Group, Inc. (28)

         3.01(a)        Amended and Restated Certificate of Incorporation of the
                        Registrant.(5)

             (b)        Certificate of Designation for the Preferred Stock issuable pursuant to the Rights Plan.(4)

             (c)        Amendment to the Amended and Restated Certificate of
                        Incorporation of the Registrant.(5)

             (d)        Second Amendment to the Amended and Restated Certificate of
                        Incorporation of the Registrant.(8)

           3.02         Amended and Restated By-Laws of the Registrant, dated
                        January 17, 1995.(4)

         4.01(a)        Specimen Certificate representing the Common Stock, par
                        value $.01 per share including Rights Legend and name change to Morton's Restaurant Group, Inc.(8)

         4.02(a)        Registration Rights Agreement for Common Stock, dated as of
                        July 27, 1989, among the Registrant, BancBoston Capital
                        Inc., Legend Capital Group, L.P., Legend Capital
                        International, Ltd. and Allen J. Bernstein.(1)

             (b)        Amendment to Registration Rights Agreement for Common Stock,
                        dated as of April 1, 1992, among the Registrant, BancBoston
                        Capital Inc., Legend Capital Group, L.P., Legend Capital
                        International, Ltd., Allen J. Bernstein, Castle Harlan, Inc.
                        and certain executive officers of the Registrant.(2)

         4.04(a)        Second Amended and Restated Revolving Credit and Term Loan
                        Agreement, dated June 19, 1995 among the Registrant, The
                        Peasant Restaurants, Inc., Morton's of Chicago, Inc. and The
                        First National Bank of Boston, individually and as agent.(5)

             (b)        First Amendment to the Second Amended and Restated Revolving
                        Credit and Term Loan Agreement, dated February 14, 1996
                        among the Registrant, The Peasant Restaurants, Inc.,
                        Morton's of Chicago, Inc. and The First National Bank of
                        Boston, individually and as agent.(6)

             (c)        Second Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated March 5,
                        1996 among the Registrant, The Peasant Restaurants, Inc.,
                        Morton's of Chicago, Inc. and The First National Bank of
                        Boston, individually and as agent.(6)

             (d)        Letter Agreement, dated May 2, 1996, among the Registrant,
                        The Peasant Restaurants, Inc., Morton's of Chicago, Inc. and
                        The First National Bank of Boston, individually and as
                        agent.(7)

             (e)        Third Amendment to the Second Amended and Restated Revolving
                        Credit and Term Loan Agreement, dated June 28, 1996 among
                        the Registrant, The Peasant Restaurants, Inc., Morton's of
                        Chicago, Inc. and The First National Bank of Boston,
                        individually and as agent.(8)

       EXHIBIT
       NUMBER                                     DOCUMENT
---------------------   ------------------------------------------------------------
             (f)        Fourth Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated December 26,
                        1996 among the Registrant, The Peasant Restaurants, Inc.,
                        Morton's of Chicago, Inc. and The First National Bank of
                        Boston, individually and as agent.(10)

             (g)        Fifth Amendment to the Second Amended and Restated Revolving
                        Credit and Term Loan Agreement, dated December 31, 1996
                        among the Registrant, The Peasant Restaurants, Inc.,
                        Morton's of Chicago, Inc. and The First National Bank of
                        Boston, individually and as agent.(10)

             (h)        Sixth Amendment to the Second Amended and Restated Revolving
                        Credit and Term Loan Agreement, dated February 6, 1997 among the Registrant, The Peasant Restaurants, Inc., Morton's of
                        Chicago, Inc. and The First National Bank of Boston,
                        individually and as agent.(10)

             (i)        Seventh Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated June 27,
                        1997 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.(11)

             (j)        Eighth Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated February 12,
                        1998 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.(12)

             (k)        Letter Agreement, dated April 6, 1998, among BankBoston,
                        N.A. and the Registrant regarding an Extendible Swap
                        Transaction.(13)

             (l)        Letter Agreement, dated May 29, 1998, among BankBoston, N.A.
                        and the Registrant regarding an Extendible Swap
                        Transaction.(14)

             (m)        Ninth Amendment to the Second Amended and Restated Revolving
                        Credit and Term Loan Agreement, dated September 25, 1998
                        among the Registrant, Peasant Holding Corp., Morton's of
                        Chicago, Inc. and BankBoston, N.A., individually and as
                        agent.(15)

             (n)        Tenth Amendment to the Second Amended and Restated Revolving
                        Credit and Term Loan Agreement, dated November 18, 1998
                        among the Registrant, Peasant Holding Corp., Morton's of
                        Chicago, Inc. and BankBoston, N.A., individually and as
                        agent.(16)

             (o)        Eleventh Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated May 20, 1999 among the Registrant, Peasant Holding Corp., Morton's of
                        Chicago, Inc. and BankBoston, N.A., individually and as
                        agent.(18)

             (p)        Twelfth Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated June 21,
                        2000 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and BankBoston, N.A., individually and as agent.(21)

             (q)        Thirteenth Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated September
                        29, 2000 among the Registrant, Peasant Holding Corp.,
                        Morton's of Chicago, Inc. and Fleet National Bank, individually and as agent.(22)

             (r)        Instrument of Adherence to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated February 28,
                        2001 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and Fleet National Bank, individually and as agent.(26)

             (s)        Assignment and Acceptance to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated March 9,
                        2001 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and Fleet National Bank, individually and as agent.(26)

       EXHIBIT
       NUMBER                                     DOCUMENT
---------------------   ------------------------------------------------------------
             (t)        Fourteenth Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated March 13,
                        2002 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and Fleet National Bank, individually and as agent.(28)

             (u)        Fifteenth Amendment to the Second Amended and Restated
                        Revolving Credit and Term Loan Agreement, dated March 26,
                        2002 among the Registrant, Peasant Holding Corp., Morton's of Chicago, Inc. and Fleet National Bank, individually and as agent.(28)

        4.05 (a)        Amended and Restated Rights Agreement, dated as of March 22,
                        2001, between the Registrant and EquiServe Trust Company,
                        which includes as Exhibit A thereto the form of Certificate of Designation of Series A Junior Participating Preferred
                        Stock of the Registrant, as Exhibit B thereto the form of
                        Rights Certificate and as Exhibit C thereto the Summary of
                        Rights to Purchase Preferred Stock.(24)

             (b)        First Amendment to the Amended and Restated Rights
                        Agreement, dated as of March 26, 2002, between the Registrant and EquiServe Trust Company, NA.(28)

         10.01+         Morton's of Chicago, Inc. Profit Sharing and Cash
                        Accumulation Plan as Amended Effective January 1, 1989.(4)

          10.02         Commercial Lease, between American National Investor
                        Services, Inc. and Morton's of Chicago, Inc., dated October
                        15, 1992, relating to the executive offices of Morton's
                        located at 350 West Hubbard Street, Chicago, Illinois.(2)

          10.03         Commercial Lease, between X-Cell Realty Associates and the
                        Registrant, dated January 18, 1994 relating to the executive offices of the Registrant located at 3333 New Hyde Park
                        Road, Suite 210, New Hyde Park, New York 11042.(3)

       10.04 (a)+       Change of Control Agreement, dated December 15, 1994,
                        between the Registrant and Allen J. Bernstein.(4)

             (b)+       Amended and Restated Change of Control Agreement, dated
                        March 1, 2001, between the Registrant and Thomas J.
                        Baldwin.(26)

             (c)+ Change of Control Agreement, dated March 1, 2001, between the Registrant and Agnes Longarzo.(26)

             (d)+ Change of Control Agreement, dated March 1, 2001, between the Registrant and Allan C. Schreiber.(26)

             (e)+ Change of Control Agreement, dated March 1, 2001, between the Registrant and Roger J. Drake.(26)

             (f)+       Change of Control Agreement, dated March 1, 2001, between
                        Morton's of Chicago, Inc. and Klaus W. Fritsch.(26)

             (g)+       Change of Control Agreement, dated March 1, 2001, between
                        Morton's of Chicago, Inc. and John T. Bettin.(26)

             (h)+       Change of Control Agreement, dated March 1, 2001, between
                        Morton's of Chicago, Inc. and Ronald M. DiNella.(26)

       10.05 (a)+       Second Amended and Restated Employment Agreement, dated as of February 28, 1995, between the Registrant and Allen J.
                        Bernstein.(4)

             (b)+       Employment Agreement, dated March 1, 2001, between the
                        Registrant and Thomas J. Baldwin.(26)

       EXHIBIT
       NUMBER                                     DOCUMENT
---------------------   ------------------------------------------------------------
             (c)+       Employment Agreement, dated March 1, 2001, between the
                        Registrant and Agnes Longarzo.(26)

         10.06+         Quantum Restaurant Group, Inc. Stock Option Plan.(6)

          10.07         Stock Purchase Agreement, dated as of December 31, 1996, by and among Peasant Holding Corp., Morton's Restaurant Group,
                        Inc., and MRI Acquisition Corporation.(9)

          10.08         Stock Purchase Agreement, dated as of December 31, 1996, by and among Peasant Holding Corp., Morton's Restaurant Group,
                        Inc., and PRI Acquisition Corporation.(9)

          10.09         Promissory Note, dated March 4, 1997, between CNL Financial
                        I, Inc., as Lender, and Morton's of Chicago, Inc.(10)

          10.10         Amended and Restated Promissory Note, dated September 18,
                        1998, among FFCA Acquisition Corporation and Morton's of
                        Chicago/North Miami Beach, Inc., a subsidiary of the Registrant.(15)

         10.11+         First Amendment to the Second Amended and Restated
                        Employment Agreement, dated October 1, 1998, between the
                        Registrant and Allen J. Bernstein.(15)

          10.12         Amended and Restated Promissory Note, dated March 19, 1999, among FFCA Acquisition Corporation and Morton's of
                        Chicago/Scottsdale, Inc., a subsidiary of the
                        Registrant.(17)

          10.13         Amended and Restated Promissory Note, dated March 17, 1999, among FFCA Acquisition Corporation and Bertolini's at
                        Village Square, Inc., a subsidiary of the Registrant.(17)

         10.14+         Form of Indemnification Agreement for Directors and
                        Executive Officers.(20)

         10.15+         Morton's Restaurant Group, Inc. Employee Stock Purchase
                        Plan.(19)

          10.16         Amended and Restated Promissory Note, dated January 31,
                        2000, among FFCA Acquisition Corporation and Morton's of
                        Chicago/Schaumburg, Inc., a subsidiary of the Registrant.(20)

         10.17+         Morton's Restaurant Group, Inc. 2000 Stock Option Plan.(23)

         10.18+ Form of individual non-qualified stock option agreements.(25)

          10.19         Promissory Note, dated March 5, 2001, among FFCA Funding
                        Corporation and Morton's of Chicago/Jacksonville LLC, a subsidiary of the Registrant.(26)

          10.20         Promissory Note, dated March 27, 2001, among FFCA Funding
                        Corporation and Morton's of Chicago/Great Neck LLC, a subsidiary of the Registrant.(26)

          21.01         Subsidiaries of the Registrant.

          23.01 Independent Auditors' consent to the incorporation by reference in the Company's Registration Statement on Form
                        S-8 of the independent auditors' report included in the Company's Annual Report to Stockholders.

------------------------

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

(26) Included as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.

(27) Included as an exhibit to the Registrant's Quarterly Report on Form 10-Q, dated April 1, 2001 and incorporated by reference.

(28) Included as an exhibit to the Registrant's Form 8-K, dated March 26, 2002, and incorporated by reference.

+ Management contracts or compensatory plans or arrangements.