Form 10-K/A
period 2001-12-30
MORTONS RESTAURANT GROUP INC
filed 2002-04-26
CIK 883981

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        --------------------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                        --------------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended        December 30, 2001
                                 -----------------------------------------------
                                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________________  to __________________

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

           Securities Registered Pursuant to Section 12(b) of the Act:

         Title of each class                             Name of exchange

     Common Stock, $.01 par value                     New York Stock Exchange
  -------------------------------------        ---------------------------------

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of April 17, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was $51,331,315.

As of April 17, 2002, the registrant had 4,184,711 shares of its common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None


-----------------------------------------------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................ 2
         ITEM 11.  EXECUTIVE COMPENSATION ........................................................ 4
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................ 7
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................ 9

-----------------------------------------------------------------------------------------------------------------------


         This Amendment No. 1 to the Annual Report on Form 10-K of Morton's Restaurant Group, Inc. (the "Company") amends and restates in their entirety Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (the "SEC") on March 29, 2002 (the "Form 10-K"). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such terms in the Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth information with respect to each member of the Company's Board of Directors.


          NAME               AGE                    DIRECTOR SINCE                     YEAR TERM EXPIRES AND CLASS
          ----               ---                    --------------                     ---------------------------
Allen J. Bernstein.....       56     December 1988                                             2004 Class 3
Thomas J. Baldwin......       46     November 1998                                             2004 Class 3
John K. Castle.........       61     December 1988                                             2004 Class 3
Lee M. Cohn............       54     August 1997                                               2002 Class 1
Dianne H. Russell......       58     May 1993                                                  2002 Class 1
Alan A. Teran..........       56     May 1993                                                  2002 Class 1
Robert L. Barney.......       65     February 2001; December 1991-August 1997                  2003 Class 2
Dr. John J. Connolly...       62     October 1994                                              2003 Class 2
David B. Pittaway......       50     December 1988                                             2003 Class 2

         Allen J. Bernstein has been chairman of the board of the Company since October 1994 and chief executive officer and a director of the Company since December 1988. He has been president of the Company since September 1997 and was previously president of the Company from December 1988 through October 1994. Mr. Bernstein has worked in various aspects of the restaurant industry since 1970. Mr. Bernstein is also a director of Dave and Busters, Inc., Charlie Browns Acquisition Corp., Luther's Acquisition Corp., Wilshire Restaurant Group, Inc. and McCormick and Schmick Holdings LLC, the last four of which are owned by an affiliate of Castle Harlan, Inc.

         Thomas J. Baldwin was elected a director of the Company in November 1998 and executive vice president in January 1997. He previously served as senior vice president, finance of the Company since June 1992, and vice president, finance since December 1988. In addition, Mr. Baldwin has been chief financial officer, assistant secretary and treasurer of the Company since December 1988. His previous experience includes seven years at General Foods Corp., now a subsidiary of Kraft General Foods / Philip Morris Companies, Inc., where he worked in various financial management and accounting positions, and two years at Citicorp where he served as Vice President responsible for strategic planning and financial analysis at a major corporate banking division. Mr. Baldwin is currently a director of Charlie Browns Acquisition Corp., which is owned by an affiliate of Castle Harlan, Inc. Mr. Baldwin is a licensed certified public accountant in the State of New York.

         John K. Castle has been a director of the Company since December 1988. Mr. Castle has been chairman, controlling stockholder and a director of Castle Harlan, Inc. since 1987 and of Castle Harlan Partners III, G.P., Inc. since 1997. Mr. Castle is also chairman and chief executive officer of Branford Castle, Inc., an investment company formed in 1986, located at 150 East 58th Street, New York, New York 10155. Immediately prior to forming Castle Harlan, Inc., Mr. Castle was president and chief executive officer and a director of Donaldson Lufkin & Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a director of Sealed Air Corporation, American Achievement Corporation, AdobeAir, Inc., Wilshire Restaurant Group, Inc., Equipment Support Services, Inc. and a managing director of Statia Terminals Group, N.V. Mr. Castle is a member of the Corporation of the Massachusetts Institute of Technology and is also a trustee of the New York-Presbyterian Hospital, Inc. and the Whitehead Institute of Biomedical Research. Formerly, Mr. Castle was a director of The Equitable Life Assurance Society of the United States and the New York Medical College (for 11 years he was chairman of the board).

         Lee M. Cohn has been a director of the Company since August 1997. Mr. Cohn co-founded and has been the chief executive officer of Big 4 Restaurants, Inc., located at 16601 North Pima Road, Scottsdale, Arizona 85260, since 1973. Mr. Cohn has served on the boards of Valley Big Brothers and the Phoenix Ballet Company and is an active member of The Phoenix Thunderbirds, The Fiesta Bowl Committee and the Young Presidents Organization. Mr. Cohn is a director of Luther's Acquisition Corp. and Wilshire Restaurant Group, Inc., which are owned by an affiliate of Castle Harlan, Inc.

         Dianne H. Russell has been a director of the Company since May 1993. Ms. Russell is a senior vice president and regional managing director of the Technology and Life Sciences Division of Comerica Bank (formerly Imperial Bank) in Boston, one of the Company's lenders, located at 100 Federal Street, Boston, Massachusetts 02110, heading the Northeast Region. Formerly, Ms. Russell was president of Hyde Boston Capital, a financial consulting company, since January 1992, and before that, a senior vice president and department executive at BankBoston, N.A., a national bank, where she was employed from 1975 to 1991. Ms. Russell is the chairman of the Financial Advisory Board of the Commonwealth of Massachusetts.

         Alan A. Teran has been a director of the Company since May 1993. Mr. Teran was the president of Cork 'N Cleaver Restaurants from 1975 to 1981. Since 1981, Mr. Teran has been a principal in private restaurant businesses. Mr. Teran is currently a director of Good Times, Inc. and Charlie Browns Acquisition Corp., an affiliate of Castle Harlan, Inc., and previously served on the board of Boulder Valley Bank and Trust.

         Robert L. Barney has been a director of the Company since February 2001. Mr. Barney previously served as a director of the Company from December 1991 through August 1997. Mr. Barney was the chairman of Wendy's International, Inc., a restaurant company, from February 1982 to May 1990, and its chief executive officer from September 1982 to February 1989. Since September 1994, Mr. Barney has been the president and owner of Rolling Meadows Golf Club, Inc. which runs a golf course.

         Dr. John J. Connolly has been a director since October 1994. He is the president and chief executive officer of Castle Connolly Medical Ltd., located at 42 West 24th Street, New York, New York 10010, since 1992. He previously served as president and chief executive officer of New York Medical College for over ten years. He serves on the President's Advisory Council of the United Hospital Fund, as a director of Funding First and as a director of the New York Business Group on Health. He also has served as chairman of the Board of Trustees of St. Francis Hospital in Poughkeepsie and as a member of the Board of Trustees of St. Agnes Hospital in White Plains. He is a fellow of the New York Academy of Medicine and is a founder and past chairman of the American Lyme Disease Foundation. Dr. Connolly serves as a trustee emeritus and past chairman of the board of the Culinary Institute of America and director of the Westchester County Association. Dr. Connolly also presently serves as a director of Dearborn Risk Management, Charlie Browns Acquisition Corp., which is an affiliate of Castle Harlan, Inc., Gradipore, Inc. and as chairman and a director of AlphaGene, Inc. (located at 260 West Cummings Park, Woburn, Massachusetts 01801).

         David B. Pittaway has been a director of the Company since December 1988. He was a vice president from December 1988 through May 1993 and assistant secretary from May 1988 through September 1993. Mr. Pittaway is currently the senior managing director, senior vice president and secretary of Castle Harlan, Inc. and secretary of Castle Harlan Partners III, G.P. Inc. He has been with Castle Harlan, Inc. since 1987 and with Castle Harlan Partners III, G.P. Inc. since 1997. Mr. Pittaway has been vice president and secretary of Branford Castle, Inc., an investment company, since October 1986, located at 150 East 58th Street, New York, New York 10155. From 1987 to 1998 he was vice president, chief financial officer and a director of Branford Chain, Inc., a marine wholesale company, located at 150 East 58th Street, New York, New York 10155, where he is now a director and vice chairman. Prior thereto, Mr. Pittaway was vice president of strategic planning and assistant to the president of Donaldson Lufkin & Jenrette, Inc. Mr. Pittaway is also a director of American Achievement Corporation, Equipment Support Services, Inc., Charlie Browns Acquisition Corp., Luther's Acquisition Corp., Wilshire Restaurant Group, Inc., McCormick and Schmick Holdings LLC, and The Dystrophic Epidermolysis Bullosa Research Association of America, Inc. and a managing director of Statia Terminals Group, N.V.

REPORTING UNDER SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 that they file. Based solely on the Company's review of the copies of such Forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 30, 2001.

See also Item 4A, "Executive Officers of the Registrant" in Part I of the Annual Report on Form 10-K filed with the SEC March 29, 2002.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, for the Company's last three fiscal years (ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively), the compensation of those persons who were, at December 30, 2001,
(i) the chief executive officer, and (ii) the other four most highly compensated executive officers of the Company (together the "Named Officers"):


                                                                                                LONG TERM
                                                                                              COMPENSATION
                                                                                                 AWARDS
NAME AND PRINCIPAL POSITION                                                                   ------------
---------------------------                                 ANNUAL COMPENSATION (1)            SECURITIES
                                                     ---------------------------------------   UNDERLYING          ALL OTHER
                                                                SALARY          BONUS            OPTIONS          COMPENSATION
                                                      YEAR        ($)             ($)              (#)                ($)
                                                      ----     ---------    --------------     -----------       --------------
Allen J. Bernstein................................    2001        $675,500     $478,000              -            $44,811(2)(3)
  Chairman of the Board, President                    2000        $649,519     $375,000            65,000         $43,761(4)(5)
  and Chief Executive Officer                         1999        $625,000     $350,000            65,000         $43,121(6)(7)

Thomas J. Baldwin.................................    2001        $265,788     $200,000              -             $4,550(2)(3)
   Executive Vice President, Chief Financial          2000        $254,807     $175,000            30,000          $3,500(4)(5)
   Officer, Assistant Secretary and Treasurer         1999        $244,923     $160,000            30,000          $2,860(6)(7)

Allan C. Schreiber................................    2001        $187,846     $150,000              -             $4,550(2)(3)
  Senior Vice President, Development                  2000        $179,865     $105,000             6,500          $3,500(4)(5)
                                                      1999        $172,615      $90,000             6,500          $2,860(6)(7)

Klaus W. Fritsch..................................    2001        $174,269     $120,000              -             $1,979(2)(3)
   Vice Chairman and Co-Founder, Morton's             2000        $155,769     $100,000             7,000          $3,745(4)(5)
   of Chicago, Inc.                                   1999        $149,307     $150,000             7,000          $2,560(7)

John T. Bettin....................................    2001        $249,616     $150,000              -             $4,610(2)(3)
  President, Morton's of Chicago, Inc.                2000        $239,647     $140,000            10,000          $3,542(4)(5)
                                                      1999        $229,826      $55,000            10,000               -


(1) Includes cash bonuses paid in the referenced fiscal year with respect to services rendered in the prior fiscal year. Excludes cash bonuses paid in the following fiscal year with respect to services rendered in the referenced fiscal year. No cash bonuses were paid in 2002 with respect to services rendered in 2001.

(2) Represents or includes the dollar value of insurance premiums paid by the Company with respect to term life insurance for the benefit of: Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Klaus
W. Fritsch ($642) and John T. Bettin ($360).

(3) Includes employer contributions made by the Company pursuant to the Morton's Group Profit Sharing and Cash Accumulation Plan and Trust (the "Morton's Plan"), which is a retirement plan intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of:
Allen J. Bernstein ($4,250), Thomas J. Baldwin ($4,250), Allan C. Schreiber ($4,250), Klaus W. Fritsch ($1,337) and John T. Bettin ($4,250).

(4) Represents or includes the dollar value of insurance premiums paid by the Company with respect to term life insurance for the benefit of: Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Klaus
W. Fritsch ($545) and John T. Bettin ($342).

(5) Includes employer contributions made by the Company pursuant to the Morton's Plan, which is a retirement plan intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of: Allen J. Bernstein ($3,200), Thomas J. Baldwin ($3,200), Allan C. Schreiber ($3,200), Klaus W. Fritsch ($3,200) and John T. Bettin ($3,200).

(6) Represents or includes the dollar value of insurance premiums paid by the Company with respect to term life insurance for the benefit of: Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), and Allan C. Schreiber ($300).

(7) Includes employer contributions made by the Company pursuant to the Morton's Plan, for the benefit of: Allen J. Bernstein ($2,560), Thomas J. Baldwin ($2,560), Allan C. Schreiber ($2,560), and Klaus W. Fritsch ($2,560).

OPTIONS GRANTED IN LAST FISCAL YEAR

         No stock options were granted to the Named Officers during fiscal 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth, for fiscal 2001, information concerning the exercise of options by the Named Officers and the value of unexercised options of the Named Officers:

                                                                   NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                   SHARES                          OPTIONS AT FY-END (#)             AT FY-END ($)(1)
                                 ACQUIRED ON     VALUE         ----------------------------        --------------------
NAME                             EXERCISE (#)  REALIZED ($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                            -------------  ------------    -----------    -------------    -----------    -------------
Allen J. Bernstein............         -            -             258,750          191,250        $93,250              $0
Thomas J. Baldwin.............         -            -              65,500           85,500         $5,344              $0
Allan C. Schreiber............         -            -              36,875           19,125             $0              $0
Klaus W. Fritsch..............        10,000     $138,000          26,850           19,850         $7,125              $0
John T. Bettin................         -            -              27,500           42,500             $0              $0

(1) Based upon the closing sale price of $11.30 per share of the Company's Common Stock on December 30, 2001 on the New York Stock Exchange and calculated net of the respective option exercise price.

         The Company has not awarded stock appreciation rights to any employee and has no long term incentive plans, as that term is defined in the regulations of the SEC. The Company has a stock option plan and bonus plans. During fiscal 2001, the Company did not adjust or amend the exercise price of stock options awarded to the Named Officers, whether through amendment, cancellation or replacement grants, or other means. Also, the Company presently has no defined benefit or actuarial plans covering any employees of the Company.

COMPENSATION OF DIRECTORS

         Each non-officer director of the Company is entitled to receive directors' fees at the rate of $15,000 per year. All directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the Board of Directors or committees of the Board.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL CONTRACTS

         Employment Agreements

         Pursuant to the Second Amended and Restated Employment Agreement dated as of February 28, 1995, as amended on October 1, 1998, between the Company and Allen J. Bernstein, Mr. Bernstein serves as Chairman of the Board, President and Chief Executive Officer of the Company. His current annual base salary of $676,000 is subject to minimum adjustments based upon increases in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, Mr. Bernstein is eligible to receive an annual bonus of up to 120% of his base salary based upon the Company attaining a profitability target, which in the discretion of the Board of Directors may be based on net income, operating income, net cash flow (adjusted for nonrecurring items) or any other basis it considers appropriate. Mr. Bernstein's employment agreement is terminable by the Company upon 60 months written notice or at any time for Cause (as defined in his employment agreement) and by Mr. Bernstein in the event of non-payment of amounts due under the agreement or if he is assigned duties inconsistent with his capacity as Chief Executive Officer of the Company. In the event of such a termination by Mr. Bernstein or in the event of a termination by the Company for any reason other than Cause, death or disability, Mr. Bernstein is entitled to receive either (i) severance pay for a 60 month period following such termination or the delivery of the Company's notice of termination (the "Measuring Date"), in an amount equal to his base salary, a pro-rated bonus for the year of termination plus continuance of certain fringe benefits or (ii) at Mr. Bernstein's election (the "Election"), a lump-sum payment equal to 60 multiplied by $67,800. Upon Mr. Bernstein's acquisition of alternative employment, the Company's monthly obligation to Mr. Bernstein will be reduced to $50,600 (if Mr. Bernstein has not made the Election). If, however, Mr. Bernstein had made the Election and acquires alternative employment, he shall repay to the Company an amount equal to the product of $17,366 and a number equaling the difference between 60 and the number of months between the Measuring Date and the date Mr. Bernstein commences such new employment.

         Pursuant to the Employment Agreement dated as of March 1, 2001, between the Company and Thomas J. Baldwin, Mr. Baldwin serves as Executive Vice President and Chief Financial Officer of the Company. His current annual base salary of $266,000 is subject to minimum adjustments based upon increases in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, Mr. Baldwin is eligible to receive an annual bonus in the sole discretion of the Company. Mr. Baldwin's employment agreement is terminable by the Company upon 36 months written notice or at any time for Cause (as defined in his employment agreement) and by Mr. Baldwin in the event of non-payment of amounts due under the agreement or if he is assigned duties inconsistent with his capacity as Chief Financial Officer of the Company. In the event of such a termination by Mr. Baldwin or in the event of a termination by the Company for any reason other than Cause, death or disability, Mr. Baldwin is entitled to receive a lump sum payment equal to three multiplied by $346,332. Upon Mr. Baldwin's acquisition of alternative employment he shall repay to the Company an amount equal to the product of $7,392 and a number equaling the difference between 36 and the number of months between the date of such a termination by Mr. Baldwin or delivery of the Company's notice of termination and the date Mr. Baldwin commences such new employment. In the event of a change of control, the amounts payable to Mr. Baldwin under his Employment Agreement are subject to reduction to the extent the total amount received under the Employment Agreement and any other agreement by reason of a change of control would constitute a "parachute payment" under
Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

         Pursuant to the Employment Agreement dated as of March 1, 2001, between the Company and Agnes Longarzo, Ms. Longarzo serves as Vice President, Administration and Secretary of the Company. Her current annual base salary of $125,000 is subject to minimum adjustments based upon increases in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, Ms. Longarzo is eligible to receive an annual bonus in the sole discretion of the Company. Ms. Longarzo's employment agreement is terminable by the Company upon 36 months written notice or at any time for Cause (as defined in her employment agreement) and by Ms. Longarzo in the event of non-payment of amounts due under the agreement or if she is assigned duties inconsistent with her capacity as Vice President, Administration of the Company. In the event of such a termination by Ms. Longarzo or in the event of a termination by the Company for any reason other than Cause, death or disability, Ms. Longarzo is entitled to receive a lump sum payment equal to three multiplied by $162,750. Upon Ms. Longarzo's acquisition of alternative employment she shall repay to the Company an amount equal to the product of $3,472 and a number equaling the difference between 36 and the number of months between the date of such a termination by Ms. Longarzo or delivery of the Company's notice of termination and the date Ms. Longarzo commences such new employment. In the event of a change of control, the amounts payable to Ms. Longarzo under her Employment Agreement are subject to reduction to the extent the total amount received under the Employment Agreement and any other agreement by reason of a change of control would constitute a "parachute payment" under Section 280G(b)(2) of the Internal Revenue Code.

         Change of Control Agreements

         The Company has entered into change of control agreements with Allen J. Bernstein, Thomas J. Baldwin, Allan C. Schreiber, Agnes Longarzo and one other senior officer, and Morton's of Chicago, Inc. has entered into change of control agreements with Klaus W. Fritsch, John T. Bettin and one other officer (collectively, the "Change of Control Agreements"). Each Change of Control Agreement has a three-year term, subject to automatic renewal for additional three-year periods on each anniversary of the Change of Control Agreement unless the Company or Morton's of Chicago, Inc., as applicable, gives the officer at least 60 days' prior notice that the Change of Control Agreement will not be so extended. Pursuant to each Change of Control Agreement, the Company or Morton's of Chicago, Inc., as applicable, agrees to continue the officer in its employ for a three-year period (the "Continuation Period") following a "Change of Control" (as is defined in the applicable Change of Control Agreement). If, during the Continuation Period, the officer's employment is terminated by the Company or Morton's of Chicago, Inc., as applicable, other than for "Cause" (as defined in the applicable Change of Control Agreement) or if the officer terminates employment with the Company or Morton's of Chicago, Inc., as applicable, for "Good Reason" (as defined in the applicable Change of Control Agreement), the Company or Morton's of Chicago, Inc., as applicable, is required to make a cash lump sum payment to the officer equal to 2.99 times the officer's base amount, as computed under the Internal Revenue Code, less any severance payments payable to such officer pursuant to employment agreements, where applicable; subject to reduction to the extent the total amount received by the officer under the Change of Control Agreement and any other agreement by reason of a Change of Control would constitute a "parachute payment" under Section 280G(b)(2) of the Internal Revenue Code. In addition, for a period of at least three years after such termination, the Company or Morton's of Chicago, Inc., as applicable, is required to continue to provide the officer with welfare benefits similar to those received by the officer when employed by the Company or Morton's of Chicago, Inc., as applicable. In general, an officer's base amount as used above is the average annual compensation included in the gross income of such officer for the most recent five taxable years ending before a Change of Control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Stock Option Committee of the Board of Directors consists of John K. Castle, Lee M. Cohn and Dr. John J. Connolly. No member of the Compensation and Stock Option Committee is a former or current officer or employee of the Company or any of its subsidiaries.

         On March 26, 2002, the Company entered into an Agreement and Plan of Merger with Morton's Holdings, LLC (formerly Morton's Holdings, Inc., "Morton's Holdings") and Morton's Acquisition Company ("Morton's Acquisition"). If the Company's stockholders approve and adopt the merger agreement and approve the merger, and the merger is completed: (a) Morton's Acquisition, a wholly owned subsidiary of Morton's Holdings, will be merged with and into the Company, with the Company as the surviving corporation; (b) each issued and outstanding share of the Company's common stock will be converted into the right to receive $12.60 in cash without interest (other than shares held by the Company or any of the Company's subsidiaries, held in the Company's treasury, or held by Morton's Holdings or Morton's Acquisition, or shares held by Morton's stockholders who perfect their appraisal rights under Delaware law); and (c) the Company will continue its operations, but as a privately held company. Castle Harlan Partners III, L.P. ("CHP") beneficially owns 100% of the outstanding membership interests of Morton's Holdings. Directors John K. Castle and David B. Pittaway are executive officers of certain affiliates of CHP and each has an indirect financial interest in Morton's Holdings.

         Except as set forth above and as set forth below under the caption "Certain Relationships and Related Transactions," there are no other relationships among the Company, the Company's executive officers, members of the Compensation and Stock Option Committee or entities whose executives serve on the Board of Directors or the Compensation and Stock Option Committee that require disclosure under applicable SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of April 17, 2002, with respect to the beneficial ownership of the Company's Common Stock of each director, each named executive officer in the summary compensation table under "Executive Compensation," all executive officers and directors as a group, and each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock. This information is based upon information received from or on behalf of the named individuals or entities. The address of each of the directors and executive officers is c/o Morton's Restaurant Group, Inc., 3333 New Hyde Park Road, New Hyde Park, New York 11042. The addresses for the other 5% beneficial owners of the Company's common stock are as follows: FMR Corp., 82 Devonshire Street, Boston, Massachusetts 02109; Capital Research & Management Co., 333 South Hope Street, Los Angeles, California 90071; Goldman, Sachs & Co., 32 Old Slip, New York, New York 10005 and BFMA Holding Corporation, 50 East Sample Road, Suite 400, Pompano Beach, Florida 33064.

                                                                                  Beneficial            Ownership
                                                                                   Number of           Percent of
                                Beneficial Owner                                  Shares (1)            Total (2)
                                ----------------                                  ----------            ---------

Allen J. Bernstein (3)                                                                528,705            11.82%
Thomas J. Baldwin (3)                                                                 110,500             2.59%
Allan C. Schreiber (3)                                                                 39,750              *
Klaus W. Fritsch (3)                                                                   39,525              *
John T. Bettin (3)                                                                     27,500              *
John K. Castle                                                                          5,178              *
Dr. John J. Connolly                                                                      400              *
Dianne H. Russell                                                                         500              *
David B. Pittaway                                                                       3,132              *
Lee M. Cohn                                                                             1,500              *
Robert L. Barney                                                                            0              *
Alan A. Teran                                                                             560              *
FMR Corp. (4) (6)                                                                     784,800            18.75%
BFMA Holding Corp. (4)                                                                573,900            13.71%
Capital Research and Management Company (4)                                           396,000             9.46%
Goldman, Sachs & Co. (4)                                                              241,862             5.78%
Morton's Directors and Executive Officers as a Group (14 Persons) (5)                 792,275            16.93%

*        Represents less than 1%.

(1) Unless otherwise noted, the beneficial owners listed have sole voting and investment power over the shares listed.

(2) Percent of Class based upon 4,184,711 outstanding shares of common stock plus, for those persons who hold options to acquire shares of common stock, the number of shares of common stock beneficially owned by such person as of June 16, 2002.

(3) Includes beneficial ownership of shares of common stock issuable upon exercise of outstanding incentive stock options issued under the Morton's Restaurant Group, Inc. 2000 Stock Option Plan ("Stock Option Plan") as follows:
Thomas J. Baldwin (77,000), John T. Bettin (27,500), Allen J. Bernstein (287,500), Klaus W. Fritsch (29,525) and Allan C. Schreiber (39,750). Excludes shares of common stock issuable upon exercise of incentive stock options issued under the Stock Option Plan which are not exercisable by June 16, 2002.

(4) Shares of common stock beneficially owned by Capital Research and Management Co. ("CRM"), and Goldman, Sachs & Co. ("Goldman") are listed according to reports on Schedule 13G as of December 31, 2001, each of which was filed during February 2002. Shares of common stock beneficially owned by FMR Corp. are listed according to a report on Schedule 13G as of December 31, 2000, which was filed during February 2001. Shares of common stock beneficially owned by BFMA Holding Corporation ("BFMA") are listed according to a report filed on Schedule 13D as of March 21, 2002, filed on March 22, 2002.

Based upon information set forth in such report on Schedule 13G filed by FMR Corp., FMR Corp. and Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., each of which is the beneficial owner of 784,800 shares or 18.75% of the common stock as a result of acting as an investment advisor to several investment companies. Members of the Edward C. Johnson 3rd family, FMR Corp., through its control of Fidelity, and the aforementioned investment companies each has sole dispositive power over these 784,800 shares. The ownership of two investment companies, Fidelity Advisor Value Strategies Fund and Fidelity Low-Priced Stock Fund, amounted to 424,800 shares or 10.15% and 360,000 shares or 8.60%, respectively, of the common stock. The power to vote such shares resides with the aforementioned investment companies' Boards of Trustees.

Based upon information set forth in such report on Schedule 13G filed by CRM, CRM has sole dispositive power over 396,000 shares or 9.46% of the common stock as a result of acting as investment advisor to SmallCap World Fund, Inc. which has sole voting power over these 396,000 shares.

Based upon information set forth in such report on Schedule 13G filed by Goldman, Goldman has sole voting power over 208,144 shares or 4.97% and sole dispositive power over 241,862 shares or 5.78% of the common stock.

Based upon information set forth in such reports on Schedule 13D filed by BFMA, BFMA has sole voting and dispositive power over 488,500 shares or 11.67% of the common stock and shared voting and dispositive power over 56,300 shares, or 1.35%. Barry W. Florescue, president, chief executive officer, director and controlling shareholder of BFMA reports sole voting and dispositive power over 517,600 shares or 12.27% of the common stock, shared voting and dispositive power over 56,300 shares or 1.35% of the common stock and aggregate beneficial ownership of 573,900 shares or 13.71% of the common stock.

(5) Includes beneficial ownership of 496,300 shares of common stock issuable in the aggregate upon exercise of outstanding incentive and non-qualified stock options issued under Company's the stock option plan to officers of the Company. Excludes shares of common stock issuable upon exercise of incentive and non-qualified stock options issued under the stock option plan that are not exercisable by June 16, 2002.

(6) Pursuant to the terms of the Company's amended and restated stockholders rights plan, the rights issued thereunder have not become exercisable as a result of the beneficial ownership held by FMR Corp. exceeding 15%. In accordance with the terms of the rights plan, the rights issued thereunder will not become exercisable upon a stockholder's beneficial ownership exceeding 15% of the outstanding stock of the Company if the increase above 15% is caused by the Company's repurchase of stock. The beneficial ownership of FMR Corp. has increased above 15% as a result of repurchases of stock by the Company. Any further purchases of stock by FMR Corp. would activate the rights plan. The Company has notified FMR Corp. of this fact. Management of FMR Corp. has indicated that it does not intend to purchase any additional shares of stock in the Company. The Company will continue to monitor the beneficial ownership percentages of FMR Corp. and other significant stockholders and notify those stockholders of the possibility of triggering the rights plan.

         On March 26, 2002, the Company entered into an Agreement and Plan of Merger with Morton's Holdings and Morton's Acquisition. If the Company's stockholders approve and adopt the merger agreement and approve the merger, and the merger is completed: (a) Morton's Acquisition, a wholly owned subsidiary of Morton's Holdings, will be merged with and into the Company, with the Company as the surviving corporation; (b) each issued and outstanding share of the Company's common stock will be converted into the right to receive $12.60 in cash without interest (other than shares held by the Company or any of the Company's subsidiaries, held in the Company's treasury, or held by Morton's Holdings or Morton's Acquisition, or shares held by Morton's stockholders who perfect their appraisal rights under Delaware law); and (c) the Company will continue its operations, but as a privately held company.

Item 13. Certain Relationships and Related Transactions

         On October 21, 1996, Fleet National Bank ("Fleet") (formerly known as BankBoston, NA), which was previously the sole provider of the Company's credit facility, as amended, syndicated a portion of the credit facility to Comerica Bank (formerly Imperial Bank). Ms. Dianne Russell is a senior officer of Comerica Bank as well as a director of the Company. Fleet has also syndicated portions of the credit facility to First Union National Bank (formerly First Union Corporation), JPMorgan Chase Bank and LaSalle Bank National Association.

         On March 26, 2002, the Company entered into an Agreement and Plan of Merger with Morton's Holdings and Morton's Acquisition. If the Company's stockholders approve and adopt the merger agreement and approve the merger, and the merger is completed: (a) Morton's Acquisition, a wholly owned subsidiary of Morton's Holdings, will be merged with and into the Company, with the Company as the surviving corporation; (b) each issued and outstanding share of the Company's common stock will be converted into the right to receive $12.60 in cash without interest (other than shares held by the Company or any of the Company's subsidiaries, held in the Company's treasury, or held by Morton's Holdings or Morton's Acquisition, or shares held by Morton's stockholders who perfect their appraisal rights under Delaware law); and (c) the Company will continue its operations, but as a privately held company. CHP beneficially owns 100% of the outstanding membership interests of Morton's Holdings. Directors John K. Castle and David B. Pittaway are executive officers of certain affiliates of CHP and each has an indirect financial interest in Morton's Holdings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       MORTON'S RESTAURANT GROUP, INC.
                                                       -------------------------------
                                                       (Registrant)

Date     APRIL 26, 2002                                By:    /s/ Allen J. Bernstein
         ---------------------------                          ----------------------------------------------
                                                              Allen J. Bernstein
                                                              Chairman of the Board of Directors, President,
                                                              and Chief Executive Officer (Principal Executive
                                                              Officer)

Date     APRIL 26, 2002                                By:    /s/ Thomas J. Baldwin
         ---------------------------                          ----------------------------------------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date     APRIL 26, 2002                                By:    /s/ Allen J. Bernstein
         ---------------------------                          ----------------------------------------------
                                                              Allen J. Bernstein
                                                              Chairman of the Board of Directors, President,
                                                              and Chief Executive Officer

Date     APRIL 26, 2002                                By:    /s/ Thomas J. Baldwin
         ---------------------------                          ----------------------------------------------
                                                              Thomas J. Baldwin
                                                              Executive Vice President, Chief Financial Officer,
                                                              Assistant Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (CONTINUED)

Date     APRIL 26, 2002                                By:    /s/ Robert L. Barney
         ---------------------------                          ----------------------------------------------
                                                              Robert L. Barney
                                                              Director



Date     APRIL 26, 2002                                By:    /s/ Lee M. Cohn
         ---------------------------                          ----------------------------------------------
                                                              Lee M. Cohn
                                                              Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (CONTINUED)

Date     APRIL 26, 2002                                By:    /s/ Dianne H. Russell
         ---------------------------                          ----------------------------------------------
                                                              Dianne H. Russell
                                                              Director

Date     APRIL 26, 2002                                By:    /s/ Alan A. Teran
         ---------------------------                          ----------------------------------------------
                                                              Alan A. Teran
                                                              Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (CONTINUED)

Date     APRIL 26, 2002                                By:    /s/ John K. Castle
         ---------------------------                          ----------------------------------------------
                                                              John K. Castle
                                                              Director



Date:    APRIL 26, 2002                                By:    /s/ John J. Connolly
         ---------------------------                          ----------------------------------------------
                                                              Dr. John J. Connolly
                                                              Director



Date     APRIL 26, 2002                                By:    /s/ David B. Pittaway
         ---------------------------                          ----------------------------------------------
                                                              David B. Pittaway
                                                              Director