Form 10-Q
period 2002-03-31
MORTONS RESTAURANT GROUP INC
filed 2002-05-14
CIK 883981

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number      1-12692

                         MORTON'S RESTAURANT GROUP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3490149
          --------                                     ----------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                     identification no.)

3333 New Hyde Park Road, Suite 210, New Hyde Park, New York            11042
-----------------------------------------------------------            -----
(Address of principal executive offices)                             (Zip code)

                                  516-627-1515
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes /X/ No / /

As of May 10, 2002, the registrant had 4,189,711 Shares of its Common Stock, $.01 par value, outstanding.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       Page
                                                                                                                       ----
 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 31, 2002 and December 30, 2001                                                3-4

   Consolidated Statements of Income for the three month periods ended March 31, 2002 and
     April 1, 2001                                                                                                         5

   Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002
     and April 1, 2001                                                                                                     6

   Notes to Consolidated Financial Statements                                                                           7-10

 Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                                             11-15

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                                       16

 PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                               17

 Item 4.  Submission of Matters to a Vote of Stockholders                                                                 17

 Item 5.  Other Information                                                                                               18

 Item 6.  Exhibits and Reports on Form 8-K                                                                                18

 Signatures                                                                                                               19

Item 1.  Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (amounts in thousands)

                                                                                  March 31,      December 30,
ASSETS                                                                             2002              2001
------                                                                        ---------------   ---------------
                                                                                (unaudited)
Current assets:
         Cash and cash equivalents                                            $         5,798   $         4,827
         Accounts receivable                                                            2,699             3,988
         Income taxes receivable                                                          560               560
         Inventories                                                                    7,616             8,061
         Landlord construction receivables,
            prepaid expenses and other current assets                                   2,365             2,632
         Deferred income taxes                                                          4,854             4,616
                                                                              ---------------   ---------------
                  Total current assets                                                 23,892            24,684
                                                                              ---------------   ---------------

Property and equipment, at cost:
         Furniture, fixtures and equipment                                             41,394            41,100
         Leasehold improvements                                                        61,090            60,692
         Land                                                                           6,241             6,241
         Construction in progress                                                       1,502               669
                                                                              ---------------   ---------------
                                                                                      110,227           108,702
         Less accumulated depreciation and amortization                                28,075            25,766
                                                                              ---------------   ---------------
                  Net property and equipment                                           82,152            82,936
                                                                              ---------------   ---------------

Intangible assets, net of accumulated amortization of $5,072 at
         March 31, 2002 and December 30, 2001                                          10,923            10,923
Other assets and deferred expenses, net of accumulated amortization
        of $678 at March 31, 2002 and $649 at December 30, 2001                         7,675             7,582
Insurance receivable                                                                       --             1,682
Deferred income taxes                                                                   5,985             6,907
                                                                              ---------------   ---------------

                                                                              $       130,627   $       134,714
                                                                              ===============   ===============

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

             (amounts in thousands, except share and per share data)

                                                                                  March 31,      December 30,
                                                                                    2002             2001
                                                                              ---------------   ---------------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                     $         5,059   $         6,566
         Accrued expenses                                                              17,905            19,531
         Current portion of obligations to financial institutions and
            capital leases                                                              3,907             4,477
         Accrued income taxes                                                             305                --
                                                                              ---------------   ---------------
                  Total current liabilities                                            27,176            30,574
                                                                              ---------------   ---------------

Obligations to financial institutions and capital leases, less current
         maturities                                                                    96,993           100,232
Other liabilities                                                                       4,289             4,118
                                                                              ---------------   ---------------
                           Total liabilities                                          128,458           134,924
                                                                              ---------------   ---------------

Commitments and contingencies

Stockholders' equity (deficit):
         Preferred stock, $0.01 par value per share.  Authorized 3,000,000
            shares, no shares issued or outstanding                                        --                --
         Common stock,  $0.01 par value per share.  Authorized
            25,000,000 shares, issued 6,803,801 at March 31, 2002
            and December 30, 2001                                                          68                68
         Nonvoting common stock, $0.01 par value per share.  Authorized
            3,000,000 shares, no shares issued or outstanding                              --                --
         Additional paid-in capital                                                    63,478            63,478
         Accumulated other comprehensive loss                                            (814)             (907)
         Accumulated deficit                                                          (13,830)          (16,095)
         Less treasury stock, at cost, 2,621,326 shares at March 31, 2002
            and 2,624,154  shares at December 30, 2001                                (46,733)          (46,754)
                                                                              ---------------   ---------------
                           Total stockholders' equity (deficit)                         2,169              (210)
                                                                              ---------------   ---------------

                                                                              $       130,627   $       134,714
                                                                              ===============   ===============

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (amounts in thousands, except per share data)

                                                                                      Three Months Ended
                                                                                  March 31,        April 1,
                                                                                    2002             2001
                                                                              ---------------   ---------------
                                                                                          (unaudited)
Revenues                                                                      $        61,106   $        66,342

Food and beverage costs                                                                21,204            22,670
Restaurant operating expenses                                                          27,365            27,833
Pre-opening costs, depreciation, amortization and
    non-cash charges                                                                    2,437             2,756
General and administrative expenses                                                     3,758             4,932
Marketing and promotional expenses                                                      1,188             2,199
Gain on insurance proceeds                                                              1,318                --
Costs associated with strategic alternatives and proxy contest                          1,239                --
Interest expense, net                                                                   1,997             2,032
                                                                              ---------------   ---------------

             Income before income taxes                                                 3,236             3,920

Income tax expense                                                                        971             1,176
                                                                              ---------------   ---------------

             Net income                                                       $         2,265   $         2,744
                                                                              ===============   ===============

Net income per share:
             Basic                                                            $          0.54   $          0.66
                                                                              ===============   ===============
             Diluted                                                          $          0.54   $          0.62
                                                                              ===============   ===============

Weighted average shares outstanding:
             Basic                                                                      4,182             4,158
                                                                              ===============   ===============
             Diluted                                                                    4,182             4,425
                                                                              ===============   ===============

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                                      Three Months Ended
                                                                                   March 31,       April 1,
                                                                                     2002            2001
                                                                              ---------------   ---------------
                                                                                          (unaudited)
Cash flows from operating activities:
     Net income                                                               $         2,265   $         2,744
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation, amortization and other non-cash charges                              2,150             2,142
     Deferred income taxes                                                                684               997
     Change in assets and liabilities:
         Accounts receivable                                                            1,288             3,537
         Inventories                                                                      448               141
         Prepaid expenses and other assets                                                 44              (380)
         Insurance receivable                                                           1,682                --
         Accounts payable, accrued expenses and other liabilities                      (2,598)           (7,079)
         Accrued income taxes                                                             305              (878)
                                                                              ---------------   ---------------
              Net cash provided by operating activities                                 6,268             1,224
                                                                              ---------------   ---------------

Cash flows from investing activities:
     Purchases of property and equipment                                               (1,516)           (3,137)
                                                                              ---------------   ---------------
              Net cash used by investing activities                                    (1,516)           (3,137)
                                                                              ---------------   ---------------

Cash flows from financing activities:
     Principal reduction on obligations to financial institutions and capital
       leases                                                                          (4,807)           (6,901)
     Proceeds from obligations to financial institutions and capital leases             1,000             8,000
     Issuance of treasury stock                                                            21                --
     Net proceeds from issuance of stock                                                   --               254
                                                                              ---------------   ---------------
              Net cash provided (used) by financing activities                         (3,786)            1,353
                                                                              ---------------   ---------------

Effect of exchange rate changes on cash                                                     5               (15)
                                                                              ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                      971              (575)

Cash and cash equivalents at beginning of period                                        4,827             2,296
                                                                              ---------------   ---------------

Cash and cash equivalents at end of period                                    $         5,798   $         1,721
                                                                              ===============   ===============

See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        March 31, 2002 and April 1, 2001

(1) The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of Morton's Restaurant Group, Inc. (the "Company") for the fiscal year ended December 30, 2001 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 29, 2002.

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

Recent Developments

     On March 26, 2002, the Company entered into a definitive merger agreement providing for the acquisition of the Company by an affiliate of Castle Harlan Partners III, L.P., a New York based private equity investor. Under the terms of the merger agreement, the Company's stockholders will receive $12.60 in cash for each share of common stock. The merger agreement and the merger are subject to approval by the holders of a majority of the outstanding shares of the Company's common stock, as well as other conditions, including that the parties obtain required governmental consents and approvals (including liquor licenses necessary to maintain continuity of service of alcoholic beverages post-merger), that no court or governmental entity has imposed an order or injunction prohibiting the merger, that the Company has achieved a minimum level of earnings, that the Company has received identified third party consents and approvals (including with respect to certain mortgage financing and equipment leasing contracts) and that no event has occurred that has resulted in or would reasonably be likely to result in a material adverse effect on the Company. There can be no assurance that these or other conditions to the merger will be satisfied or waived or that the merger will be completed. If the merger is not completed for any reason, it is expected that the current management of the Company, under the direction of the Board of Directors, will continue to manage the Company as an ongoing business. The Company has also entered into an amendment to its Credit Agreement which allows for the merger to take place; however, this amendment will only become effective upon the completion of the merger. The merger is currently expected to be completed in the summer of 2002.

(2) For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid cash interest and fees, net of amounts capitalized, of approximately $1,792,000 and $2,007,000, and income taxes of approximately $47,000 and $1,020,000, for the three months ended March 31, 2002 and April 1, 2001, respectively.

(3) Based on a strategic assessment of trends and a downturn in comparable revenues of Bertolini's Authentic Trattorias, during the fourth quarter of fiscal 1998, pursuant to the approval of the Board of Directors, the Company recorded a nonrecurring, pre-tax charge of $19,925,000 representing the write-down of impaired Bertolini's restaurant assets, the write-down and accrual of lease exit costs associated with the closure of specified Bertolini's restaurants as well as the write-off of the residual interests in Mick's and Peasant restaurants. The Company performed an in-depth analysis of historical and projected operating results and, as a result of significant operating losses, identified several nonperforming restaurants which were all closed in fiscal 1999. At March 31, 2002 and December 30, 2001, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $1,678,000 and $1,714,000, respectively, representing the costs to exit contractual lease obligations and costs for current litigation that was initiated by a landlord as a result of closing one restaurant. This landlord has alleged multiple claims, including breach of contract and breach of guarantee and is seeking to recover substantial financial damages. Such litigation is currently in the discovery stage and the trial date has been set for November 2002. Additionally, the analysis identified several underperforming restaurants, which reflected a pattern of historical operating losses and negative cash flow, as well as continued projected negative cash flow and operating results. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal 1998 to write-down these impaired assets. During 2001, one such underperforming restaurant was closed and during 2000 and 1999 three such underperforming restaurants were closed. (See "Part II - Other Information, Item
1. Legal Proceedings".)

(4) The components of comprehensive income for the three months ended March 31, 2002 and April 1, 2001 are as follows:

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                               March 31, 2002    April 1, 2001
                                                                              ---------------   ---------------
                                                                                        (in thousands)
     Net income                                                               $         2,265   $         2,744
     Other comprehensive income (loss):
         Foreign currency translation                                                     (49)             (163)
         Fair value of interest rate swap agreements                                      142                --
                                                                              ---------------   ---------------
     Total comprehensive income                                               $         2,358   $         2,581
                                                                              ===============   ===============

(5) The Company adopted Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138, as of January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company's derivative financial instruments consist of two interest rate swap agreements with notional amounts of $10,000,000 each. The interest rate swap agreements are designated as cash flow hedges for purposes of SFAS 133. Based on regression analysis, the Company has determined that its interest rate swap agreements are highly effective. As of December 30, 2001, in accordance with SFAS 133, assets were increased by approximately $320,000 and liabilities by approximately $875,000, and the Company recognized a loss of approximately $555,000 in accumulated other comprehensive income (loss). As of March 31, 2002, in accordance with SFAS 133, assets were increased by approximately $255,000 and liabilities by approximately $668,000, and the Company recognized a loss of approximately $413,000 in accumulated other comprehensive income (loss).

(6) The Company adopted SFAS 142, "Goodwill and Intangible Assets" as of December 31, 2001. SFAS 142 eliminated the requirement to amortize goodwill and indefinite-lived intangible assets, addressed the amortization of intangible assets with a defined life and addressed the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. A transitional impairment loss, if any, would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

     The Company is in the process of completing this assessment, however due to the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate whether the Company will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

     Goodwill amortization for the three months ended April 1, 2001 was approximately $101,000. The following table shows the results of operations as if the pronouncement was applied to prior periods:

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                               March 31, 2002    April 1, 2001
                                                                               --------------    -------------
                                                                           (in thousands, except per share amounts)
     Net income, as reported                                                  $         2,265   $         2,744
         Add back: Goodwill amortization                                                   --               101
                                                                              ---------------   ---------------
              Adjusted net income                                             $         2,265   $         2,845
                                                                              ===============   ===============

     Net income per share: - Basic:
         Net income, as reported                                              $          0.54   $          0.66
         Goodwill amortization                                                             --              0.02
                                                                              ---------------   ---------------
              Adjusted net income                                             $          0.54   $          0.68
                                                                              ===============   ===============

     Net income per share: - Diluted:
              Net income, as reported                                         $          0.54   $          0.62
              Goodwill amortization                                                        --              0.02
                                                                              ---------------   ---------------
              Adjusted net income                                             $          0.54   $          0.64
                                                                              ===============   ===============

     In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff, be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 was adopted by the Company on December 31, 2001 and did not have a material effect on the Company's consolidated financial statements.

(7) As a result of the World Trade Center terrorist attacks on September 11, 2001, the Morton's of Chicago steakhouse restaurant located at 90 West Street, New York, NY, two blocks from the World Trade Center, was closed permanently due to structural damage. During the first quarter of fiscal 2002 and the third and fourth quarters of fiscal 2001, the Company recorded benefits in "Restaurant operating expenses" in the consolidated statements of income of approximately $511,000 and $860,000, respectively, representing expected business interruption insurance recoveries. During fiscal 2002 and fiscal 2001, the Company has received $250,000 and $500,000, respectively, for such insurance. The Company believes that additional benefits will be recorded in fiscal 2002 and possibly future periods relating to future insurance recoveries. In addition, as of December 30, 2001, the Company had written off the net book value of the assets of the restaurant and recorded a receivable in "Insurance receivable" in the accompanying consolidated balance sheet of approximately $1,682,000, representing expected minimum insurance proceeds relating to such assets. During the first quarter of fiscal 2002, the Company received $3,000,000 relating to such insurance and therefore recorded a gain of approximately $1,318,000 in the accompanying consolidated statements of income.

(8) In December 2001, based on a strategic assessment of revenue trends, the Company decided to close the Morton's of Chicago steakhouse restaurant in Sydney, Australia in January 2002. Newly imposed restrictions on importing certain cuts of USDA prime beef from the United States, an essential ingredient of the Morton's dining experience, contributed to the decision to close the restaurant. The Company recorded a 2001 fourth quarter, pre-tax charge of approximately $1,625,000, representing the write-down and exit costs associated with the closing of the restaurant. At March 31, 2002, included in "Accrued expenses" in the accompanying consolidated balance sheets is approximately $340,000, respectively, representing the costs to exit contractual lease obligations.

(9) The Company is involved in various legal actions. See "Part II - Other Information, Item 1. Legal Proceedings" on page 17 of this Form 10-Q for a discussion of these legal actions.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Revenues decreased $5.2 million, or 7.9%, to $61.1 million for the three month period ended March 31, 2002, from $66.3 million during the comparable 2001 period. Incremental revenues of $4.1 million were attributable to five new restaurants opened after January 1, 2001, which were offset by $6.8 million, or 10.8%, attributable to a reduction in comparable revenues from restaurants open all of both periods. Revenues decreased $1.9 million for the Morton's of Chicago Steakhouse restaurant formerly located in the Wall Street area of downtown Manhattan (closed since September 11, 2001). Revenues for the one Bertolini's restaurant closed during 2001 decreased by $0.6 million compared to fiscal 2001. Average revenue per restaurant open for a full period decreased 11.9%.

     Percentage changes in comparable restaurant revenues for the three month period ended March 31, 2002 versus April 1, 2001 for restaurants open all of both periods are as follows:

                                                Three Months
                                            Ended March 31, 2002
                                             Percentage Changes
                                            --------------------
              Morton's                                     -11.1%
              Bertolini's                                  - 6.8%
              Total                                        -10.8%

     The Company believes that due to the severe nationwide impact of the World Trade Center terrorist attacks, the continuing impact of the troubled economy, unfavorable business conditions, corporate spending cutbacks and reduced business travel, it has experienced, and may continue to experience, weak revenue trends and negative comparable restaurant revenues. These adverse operating conditions, unfavorable revenue trends, increased operating costs and investment banking, legal and other costs associated with the Company's evaluation of strategic alternatives, including costs associated with entering into the merger agreement discussed below, are expected to negatively impact results. The Company believes that if such unfavorable conditions continue or worsen, future results will also be adversely affected, the full extent of which cannot be determined or forecasted at this time.

     The building in which the Morton's of Chicago Steakhouse restaurant was formerly located in the Wall Street area of downtown Manhattan (located at 90 West Street, two blocks from the World Trade Center) was damaged and has been closed permanently. Accordingly, the restaurant has been excluded from comparable restaurant revenues.

     On March 26, 2002, the Company entered into a definitive merger agreement, which is further discussed in Note 1 to the Company's Notes to Consolidated Financial Statements. There can be no assurance that the conditions to the merger will be satisfied or waived or that the merger will be completed. The Company has also entered into an amendment to its Credit Agreement which allows for the merger to take place; however, this amendment will only become effective upon the completion of the merger.

     Food and beverage costs decreased from $22.7 million for the three month period ended April 1, 2001 to $21.2 million for the three month period ended March 31, 2002. Due in part to higher meat costs, these costs as a percentage of revenues increased from 34.2% for the 2001 period to 34.7% for the 2002 period.

     Restaurant operating expenses, which include labor, occupancy and other operating expenses, decreased from $27.8 million for the three month period ended April 1, 2001 to $27.4 million for the three month period ended March 31, 2002, a decrease of $0.5 million. Those costs as a percentage of revenues increased 2.8% from 42.0% for the 2001 period to 44.8% for 2002 period. Included in fiscal 2002 is a recovery of approximately $0.5 million for business interruption insurance related to costs incurred from the closing of the Morton's of Chicago Steakhouse restaurant located in the Wall Street area of downtown Manhattan as a result of the September 11, 2001 terrorist attacks. The Company believes that additional benefits will be recorded in fiscal 2002 relating to future insurance recoveries.

     Pre-opening costs, depreciation, amortization and non-cash charges decreased from $2.8 million for the three month period ended April 1, 2001 to $2.4 million for the three month period ended March 31, 2002 and decreased as a percentage of revenues by 0.2%. Included in the 2001 period is approximately $0.1 million representing amortization of goodwill. In fiscal 2002, in accordance with the adoption of SFAS 142, "Goodwill and Intangible Assets", the Company ceased amortizing goodwill. The Company expenses all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense for the three month period ended March 31, 2002 and April 1, 2001 were $0.3 million and $0.6 million, respectively. The timing of restaurant openings, as well as costs per restaurant, affected the amount of such costs.

     General and administrative expenses for the three month period ended March 31, 2002 were $3.8 million, which decreased from $4.9 million for the three month period ended April 1, 2001. Decreases in such costs were due in part to the Company's reduction in certain staff, travel and other overhead expenditures. Such costs as a percentage of revenues decreased from 7.4% for the 2001 period to 6.1% for the 2002 period.

     Marketing and promotional expenses were $1.2 million for the three month period ended March 31, 2002 and $2.2 million for the three month period ended April 1, 2001. Due in part to reduced spending for marketing and promotional programs, such costs decreased as a percentage of revenues by 1.4% from the 2001 period to 1.9% for the 2002 period.

     Gain on insurance proceeds of $1.3 million represents the amount of insurance proceeds received in excess of the insurance receivable of approximately $1.7 million which was recorded as of December 30, 2001 in the accompanying consolidated balance sheet. The insurance receivable was recorded to write off the net book value of the assets of the Morton's of Chicago Steakhouse restaurant formerly located at 90 West Street, two blocks from the World Trade Center, which was closed permanently due to structural damage sustained in the September 11, 2001 terrorist attacks. During the first quarter of fiscal 2002, the Company received $3.0 million relating to such insurance and therefore recorded a gain of approximately $1.3 million in the accompanying consolidated statement of income.

     Costs associated with strategic alternatives and proxy contest were $1.2 million for the three month period ended March 31, 2002. Such costs are associated with the Company's evaluation of strategic alternatives, including costs associated with entering into the merger agreement described earlier.

     Interest expense, net of interest income, remained consistent at $2.0 million for the three month period ended March 31, 2002 with the three month period ended April 1, 2001. This was due to increased borrowings offset by a decrease in interest rates.

     The Company's provision for income taxes consisted of income tax expense of $1.0 million and $1.2 million for the three month periods ended March 31, 2002 and April 1, 2001, respectively, or an effective tax rate of 30%. The effective tax rate represents the establishment of additional deferred tax assets relating to FICA and other tax credits that were generated during fiscal 2002 and fiscal 2001.

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

Obligations to financial institutions and capital leases consists of the following:

                                                                                  March 31,        Dec. 30,
                                                                                    2002             2001
                                                                              ---------------   ---------------
                                                                                        (in thousands)
Credit Facility (a)                                                           $        73,475   $        75,960
Loan Agreement with CNL Financial I, Inc., due in monthly principal and
   interest payments at 10.002% per annum, matures on April 1, 2007                     1,555             1,614
Mortgage loans with GE Capital Franchise Finance, due in monthly principal and interest payments scheduled over twenty-year periods at interest
   rates ranging  from 7.68% to 9.26% per annum. (b)                                   17,984            18,093
Capital leases                                                                          7,886             9,042
                                                                              ---------------   ---------------
     Total obligations to financial institutions and capital leases                   100,900           104,709
     Less current portion of obligations to financial institutions and
       capital leases                                                                   3,907             4,477
                                                                              ---------------   ---------------
     Obligations to financial institutions and capital leases, less current
       maturities                                                             $        96,993   $       100,232
                                                                              ===============   ===============

     (a) Credit Facility obligations relate to borrowings under the Company's Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between the Company and Fleet National Bank ("Fleet"), as amended from time to time (the "Credit Agreement"), pursuant to which the Company's credit facility (the "Credit Facility"), at March 31, 2002, was $89,250,000. At March 31, 2002, the Credit Facility consisted of a $23,750,000 term loan (the "Term Loan") and a $65,500,000 revolving credit facility (the "Revolving Credit"). Loans made pursuant to the Credit Agreement bear interest at a rate equal to the lender's base rate plus applicable margin or, at the Company's option, the Eurodollar Rate plus applicable margin. Pursuant to an amendment of the Credit Agreement dated March 13, 2002, the Company's applicable margin on the Revolving Credit and on the Term Loan, calculated pursuant to the Credit Agreement, is 3.00% on base rate loans and 4.50% on Eurodollar Rate loans. Additionally, if the borrowings under the Revolving Credit exceed $55,000,000, an additional 0.50% will be added to the applicable margin on base rate loans and Eurodollar Rate loans under the Revolving Credit facility. In addition, the Company is obligated to pay fees of 0.75% on unused loan commitments and a per annum letter of credit fee (based on the face amount thereof) equal to the applicable margin on the Eurodollar Rate loans. The Credit Agreement also provides for annual additional mandatory prepayments as calculated based on the Company's net cash flows, as defined. The amendment reduces the Revolving Credit facility to $60,000,000 through June 30, 2003 unless a specified leverage ratio is achieved, in which case the facility will return to $65,500,000, and also reduces the Revolving Credit facility by $5 million every 6 months from June 30, 2003 through June 30, 2005.

     At March 31, 2002, $267,000 was restricted for letters of credit issued by the lender on behalf of the Company. Unrestricted and undrawn funds available to the Company under the Credit Agreement were $15,508,000 and the weighted average interest rate on all borrowings under the Credit Facility was 7.49% on March 31, 2002. Fleet has syndicated portions of the Credit Facility to First Union National Bank, Comerica Bank, JPMorgan Chase Bank and LaSalle Bank National Association.

     Borrowings under the Credit Agreement have been classified as noncurrent on the Company's consolidated balance sheet since the Company may borrow amounts due under the Term Loan from the Revolving Credit, including the Term Loan principal payments which commenced in September 2001.

     Borrowings under the Credit Agreement are secured by all tangible and intangible assets of the Company. The Credit Agreement contains, among other things, certain restrictive covenants with respect to the Company that create limitations (subject to certain exceptions) on: (i) the incurrence or existence of additional indebtedness or the granting of liens on assets or contingent obligations; (ii) the making of certain investments; (iii) mergers, dispositions of assets or consolidations; (iv) prepayment of certain other indebtedness; (v) making capital expenditures above specified amounts; and (vi) the ability to make certain fundamental changes or to change materially the present method of conducting the Company's business. The Credit Agreement prohibits the Company from entering into any new capital expenditure commitments or lease commitments for new restaurants until a specified cash flow leverage ratio test is achieved and prohibits the payment of dividends and the repurchase of the Company's outstanding common stock. The Company's Credit Agreement also requires the Company to satisfy certain financial ratios and tests. On March 31, 2002, the Company believes it was in compliance with such covenants.

     On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. Interest rate swap agreements are used to reduce the potential impact of interest rate fluctuations relating to $20,000,000 of variable rate debt. Such agreements terminate on April 7, 2003 and May 29, 2003, respectively. As of December 30, 2001, in accordance with SFAS 133, assets were increased by approximately $320,000 and liabilities by approximately $875,000 and the Company recognized a loss of approximately $555,000 in accumulated other comprehensive income (loss). As of March 31, 2002, in accordance with SFAS 133, assets were increased by approximately $255,000 and liabilities by approximately $668,000 and the Company recognized a loss of approximately $413,000 in accumulated other comprehensive income (loss).

     (b) Mortgage loans relate to loan commitments entered into during 1999 and 1998 by various subsidiaries of the Company and GE Capital Franchise Finance to fund the purchases of land and construction of restaurants. During 2001, 2000 and 1999, $6,900,000, $1,927,000 and $4,757,000, respectively, were funded.

     During the third quarter of fiscal 1999, the Company entered into sale-leaseback transactions whereby the Company sold, and leased back, existing restaurant equipment at 15 of its restaurant locations. Aggregate proceeds of $6,000,000 were used to reduce the Company's revolving credit facility. These transactions are being accounted for as financing arrangements. Recorded in the accompanying consolidated balance sheet as of March 31, 2002 and December 30, 2001 are such capital lease obligations, related equipment of $800,000 and $1,218,000, respectively, and a deferred gain of approximately $863,000 and $1,279,000, respectively, each of which are being recognized over the three year lives of such transactions.

     During the first quarter of fiscal 2002, the Company's net investment in fixed assets and related investment costs, including pre-opening costs, approximated $1.8 million. The Company estimates that it will expend up to an aggregate of $13.0 million in 2002 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease financing, for new restaurants. As a result of the March 13, 2002 amendment to the

Company's Credit Agreement, capital expenditures have been limited to $13.0 million in 2002, and further restricted in future years. As a result, the Company is limited to five new Morton's of Chicago Steakhouse restaurants in 2002 and no new development in 2003. The Company may not enter into new restaurant leases until a specified cash flow leverage ratio is achieved. Subject to the Company's performance, which if adversely affected, could adversely affect the availability of funds, the Company anticipates that funds generated through operations and funds available under the Credit Agreement will be sufficient to fund planned expansion during 2002.

     From fiscal October 1998 through fiscal July 2000, the Company's Board of Directors authorized repurchases of the Company's outstanding common stock of up to 2,930,600 shares. The Company had repurchased 2,635,090 shares at an average stock price of $17.80. The Company suspended the stock repurchase program on May 8, 2001 and, as a result of the March 13, 2002 amendment to the Company's Credit Agreement, may not repurchase shares of its common stock.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, cost increases, and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as restrictions under the Company's Credit Agreement, the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

     Additionally, this Form 10-Q contains forward-looking statements that involve risks and uncertainties relating to the proposed merger and other future events, including whether and when the proposed merger will be consummated. A variety of factors could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. These factors include, but are not limited to, risks that stockholder approval and regulatory and third party clearances may not be obtained in a timely manner or at all, that the required minimum earnings level may not be achieved by the Company, that an order or injunction may be imposed prohibiting or delaying the merger and that any other conditions to the merger may not be satisfied or waived. The Company assumes no obligation to update the forward-looking information.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

     As of March 31, 2002, the Company operated five international locations, two in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, the Company is subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments which are included in other comprehensive income (loss). The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2002, is not considered material.

     The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. This exposure relates to borrowings under the Company's Credit Facility which are payable at floating rates of interest. The Company has entered into interest rate swap agreements to manage some of its exposure to interest rate fluctuations. The change in fair value of our long-term debt resulting from a hypothetical 10% fluctuation in interest rates as of March 31, 2002 is not considered material.

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

     Between March 27, 2002 and April 3, 2002, five substantially similar civil actions were commenced, four in the Court of Chancery in the State of Delaware in New Castle County and one of which was commenced in the Supreme Court of the State of New York in Nassau County. The plaintiff in each action seeks to represent a putative class consisting of the public stockholders of the Company (excluding officers and directors of the Company). Named as defendants in each of the complaints are the Company, the members of the Company's Board of Directors and Castle Harlan, Inc. The plaintiffs allege, among other things, that the proposed merger is unfair; the Company's directors breached their fiduciary duties by failing to disclose material non-public information related to the value of the Company and by engaging in self-dealing; Castle Harlan, Inc. aided and abetted the Company's directors' breach of fiduciary duty; the price contemplated in the merger agreement is inadequate; the merger agreement is a product of a conflict of interest between the directors of the Company and the Company's public stockholders; and information regarding the value and prospects of the Company has not been publicly disclosed although that information is known to the defendants. The complaints seek an injunction, damages and other relief. The Company believes that these lawsuits are without merit and intends to defend against them vigorously. The Company expects future results to be adversely affected by legal and other costs associated with such litigation.

     On April 18, 2002, a civil action was commenced in the Court of Chancery in the State of Delaware in New Castle County. The plaintiff in this action seeks to represent a putative class consisting of the public stockholders of the Company (excluding those named as defendants in the suit). Named as defendants are the Company and the members of the Company's Board of Directors. The plaintiff alleges, among other things, that the proposed merger is unfair; the Company's directors breached their fiduciary duties by engaging in self-dealing and unfairly excluding BFMA Holding Corporation from participating in the bidding process for the Company; the price contemplated in the merger agreement is inadequate; and the merger agreement is a product of a conflict of interest between the directors of the Company and the Company's public stockholders. The complaint seeks an injunction, damages and other relief. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. The Company expects future results to be adversely affected by legal and other costs associated with such litigation.

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

Item 5.  Other Information

     On March 26, 2002, the Company entered into a definitive merger agreement, which is further discussed in Note 1 to the Company's Notes to Consolidated Financial Statements. There can be no assurance that the conditions to the merger will be satisfied or waived or that the merger will be completed. The Company has also entered into an amendment to its Credit Agreement which allows for the merger to take place; however, this amendment will only become effective upon the completion of the merger.

     The Company has received notice from a stockholder that it intends to solicit proxies in support of three nominees for election to the Company's Board of Directors at the Company's 2002 annual meeting of stockholders. If such a proxy contest occurs, the Company expects future results to be adversely affected by the solicitation, legal and other costs associated with the proxy contest.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         None

     (b) Reports on Form 8-K.

         A report on Form 8-K was filed on March 27, 2002 relating to the Company entering into a definitive merger agreement providing for the acquisition of the Company by an affiliate of Castle Harlan Partners III, L.P., a New York based private equity investor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MORTON'S RESTAURANT GROUP, INC.
                                 -----------------------------------------------
                                 (Registrant)

Date     May 14, 2002            By: /s/ ALLEN J. BERNSTEIN
                                     -------------------------------------
                                     Allen J. Bernstein
                                     Chairman of the Board, President
                                     and Chief Executive Officer

Date      May 14, 2002           By: /s/ THOMAS J. BALDWIN
                                     -------------------------------------
                                     Thomas J. Baldwin
                                     Executive Vice President,
                                     Chief Financial Officer and Director

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report.

     Exhibit
     Number         Page      Document
     ------         ----      --------