Form 10-K/A
period 2001-12-30
MORTONS RESTAURANT GROUP INC
filed 2002-06-18
CIK 883981

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (Amendment No. 2)

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

    None.

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

------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

    At present and in the past, the Company has had, and may have in the future, negative working capital balances. The working capital deficit is principally the result of the Company's investment in long-term restaurant operating assets and real estate. The Company does not have significant receivables or inventories and receives trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories are used for noncurrent capital expenditures and or payments of long-term debt balances under revolving credit agreements. The Company believes that negative working capital balances are customary in the restaurant industry. The Company believes that its negative working capital balances do not impact the Company's ability to operate its businesses or meet its obligations as they come due.

    Cash flows from operating activities for fiscal 2001, 2000 and 1999 were $4,160,000, $14,915,000 and $24,467,000, respectively. The Company believes that fiscal 2001 revenue trends, net income and cash flows decreased due to the severe nationwide impact of the World Trade Center terrorist attacks, the continuing impact of the troubled economy, unfavorable business conditions, corporate spending cutbacks and reduced business travel. Additionally, investment banking, legal and other costs associated with the Company's evaluation of strategic alternatives negatively impacted results. Changes in working capital further impacted cash flow in each year.

    Cash flows from investing activities for fiscal 2001, 2000 and 1999 were $14,939,000, $15,714,000 and $15,432,000, respectively. For fiscal 2001, 2000 and 1999 the Company opened or relocated, respectively, seven, eight and nine Morton's of Chicago steakhouse restaurants.

    Cash flows provided (used) by financing activities for fiscal 2001, 2000 and 1999 were $13,345,000, $(2,701,000) and $(5,289,000), respectively. During fiscal 2000 and 1999, the Company repurchased treasury stock of $23,210,000 and $19,428,000, respectively. For fiscal 2001, 2000 and 1999, proceeds, net of principal reductions, from obligations to financial institutions and capital leases aggregated $12,864,000, $20,281,000 and $14,006,000, respectively.

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

    At December 30, 2001, the Company had Federal and various state income tax net operating loss carryforwards which expire in various periods through 2019. As of December 30, 2001, the Company had approximately $11.6 million in FICA and other tax credits expiring in various periods through 2019 available to reduce income taxes payable in future years. The FICA credits equal the amount of employer social security and Medicare taxes paid or incurred by the employer on tips received by its employees. The amount of FICA and other tax credits available to reduce income taxes payable in the future years increased from $9.4 million at December 31, 2000 to $11.6 million at December 30, 2001, because the Company experienced a lower level of taxable income relative to prior years resulting in lower current deductibility. Approximately $3.0 million of the Company's deferred tax assets represents capital loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. See
Note 7 to the Company's consolidated financial statements.

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

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2001 AND DECEMBER 31, 2000

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  6,566       $  8,677
  Accrued expenses..........................................      19,531         21,375
  Current portion of obligations to financial institutions
  and capital leases........................................       4,477          4,759
  Accrued income taxes......................................          --          1,004
                                                                --------       --------
    Total current liabilities...............................      30,574         35,815
                                                                --------       --------
Obligations to financial institutions and capital leases,
  less current maturities...................................     100,232         85,012
Other liabilities...........................................       4,118          4,506
                                                                --------       --------
    Total liabilities.......................................     134,924        125,333
                                                                --------       --------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value per share. Authorized
  3,000,000 shares,
    no shares issued or outstanding.........................          --             --
  Common stock, $0.01 par value per share. Authorized
  25,000,000 shares,
    issued 6,803,801 at December 30, 2001 and 6,778,363 at
    December 31, 2000.......................................          68             68
  Nonvoting common stock, $0.01 par value per share.
  Authorized 3,000,000
    shares, no shares issued or outstanding.................          --             --
  Additional paid-in capital................................      63,478         63,077
  Accumulated other comprehensive loss......................        (907)          (150)
  Accumulated deficit.......................................     (16,095)       (17,084)
  Less treasury stock, at cost, 2,624,154 shares at December
  30, 2001 and
    2,630,361 shares at December 31, 2000...................     (46,754)       (46,834)
                                                                --------       --------
    Total stockholders' equity (deficit)....................        (210)          (923)
                                                                --------       --------
                                                                $134,714       $124,410
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              DEC. 30,   DEC. 31,   JAN. 2,
                                                                2001       2000       2000
                                                              --------   --------   --------
Revenues....................................................  $237,112   $248,382   $206,869
Food and beverage costs.....................................    82,150     84,224     69,873
Restaurant operating expenses...............................   107,905    105,580     89,988
Pre-opening costs, depreciation, amortization and non-cash
  charges...................................................    12,678     11,087      7,592
General and administrative expenses.........................    17,201     19,811     15,497
Marketing and promotional expenses..........................     6,927      6,879      5,669
Costs associated with strategic alternatives and proxy
  contest...................................................       730         --         --
Interest expense, net.......................................     7,617      6,427      4,100
Restaurant closing costs....................................     1,625         --         --
Nonrecurring benefit........................................        --         --       (159)
                                                              --------   --------   --------
    Income before income taxes and cumulative effect of a
    change in
      an accounting principle...............................       279     14,374     14,309

Income tax (benefit) expense................................      (710)     4,312      3,577
                                                              --------   --------   --------
    Income before cumulative effect of a change in an
    accounting
      principle.............................................       989     10,062     10,732

Cumulative effect of a change in an accounting principle,
  net of income tax benefit of $1,357.......................        --         --      2,281
                                                              --------   --------   --------
    Net income..............................................  $    989   $ 10,062   $  8,451
                                                              ========   ========   ========
Net income (loss) per share--basic:
  Before cumulative effect of a change in an accounting
  principle.................................................  $   0.24   $   2.20   $   1.81
  Cumulative effect of a change in an accounting
  principle.................................................        --         --      (0.39)
                                                              --------   --------   --------
    Net income..............................................  $   0.24   $   2.20   $   1.42
                                                              ========   ========   ========
Net income (loss) per share--diluted:
  Before cumulative effect of a change in an accounting
  principle.................................................  $   0.23   $   2.12   $   1.77
  Cumulative effect of a change in an accounting
  principle.................................................        --         --      (0.38)
                                                              --------   --------   --------
    Net income..............................................  $   0.23   $   2.12   $   1.39
                                                              ========   ========   ========
Weighted average common and potential common shares
  outstanding:
  Basic.....................................................     4,172      4,565      5,938
                                                              ========   ========   ========
  Diluted...................................................     4,241      4,756      6,078
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

                                                                                                      TOTAL
                                                                         ACCUMULATED                 STOCK-
                                             ADDITIONAL                     OTHER       TREASURY    HOLDERS'
                                  COMMON      PAID-IN     ACCUMULATED   COMPREHENSIVE     STOCK      EQUITY
                                   STOCK      CAPITAL       DEFICIT     INCOME (LOSS)    AT COST    (DEFICIT)
                                 ---------   ----------   -----------   -------------   ---------   ---------
Balance at January 3, 1999.....  $      67   $  62,717     $ (35,597)     $     (34)    $  (4,196)  $  22,957
Comprehensive income (loss):
  Net income...................         --          --         8,451             --            --
  Foreign currency translation
    adjustments................         --          --            --            (45)           --
                                                                                                    ---------
Total comprehensive income
  (loss).......................                                                                         8,406
                                                                                                    ---------
Exercise of stock options......          1         132            --             --            --         133
Purchase of 1,146,790 shares of
  common stock (average cost of
  $16.94 per share)............         --          --            --             --       (19,428)    (19,428)
                                 ---------   ---------     ---------      ---------     ---------   ---------
Balance at January 2, 2000.....         68      62,849       (27,146)           (79)      (23,624)     12,068
Comprehensive income (loss):
  Net income...................         --          --        10,062             --            --
  Foreign currency translation
    adjustments................         --          --            --            (71)           --
                                                                                                    ---------
Total comprehensive income
  (loss).......................                                                                         9,991
                                                                                                    ---------
Exercise of stock options......         --         228            --             --            --         228
Purchase of 1,249,171 shares of
  common stock (average cost of
  $18.57 per share)............         --          --            --             --       (23,210)    (23,210)
                                 ---------   ---------     ---------      ---------     ---------   ---------
Balance at December 31, 2000...         68      63,077       (17,084)          (150)      (46,834)       (923)
Comprehensive income (loss):
  Net income...................         --          --           989             --            --
  Foreign currency translation
    adjustments................         --          --            --           (202)           --
  Fair value of interest rate
  swaps........................         --          --            --           (555)           --
                                                                                                    ---------
Total comprehensive income
  (loss).......................                                                                           232
                                                                                                    ---------
Return of "short swing" profit
  realized by insider pursuant
  to Section 16(b).............         --          68            --             --            --          68
Exercise of stock options......         --         333            --             --            --         333
Issuance of 6,207 shares of
  treasury stock (average cost
  of $13.00 per share).........         --          --            --             --            80          80
                                 ---------   ---------     ---------      ---------     ---------   ---------
Balance at December 30, 2001...  $      68   $  63,478     $ (16,095)     $    (907)    $ (46,754)  $    (210)
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
                                                              =======    =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2001 and 2000 are presented below:

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (AMOUNTS IN THOUSANDS)
Deferred tax assets:
  Federal and state net operating loss carryforwards........     $ 3,509        $ 3,106
  Capital loss carryforwards................................       2,970          3,285
  Nonrecurring charge for write-down and related charges for assets held
    for sale................................................          --             59
  Nonrecurring charge for write-down and related charges for impaired
    assets..................................................       1,310          1,001
  Interest rate swap agreements.............................         320             --
  Deferred rent and start-up amortization...................       2,639          2,740
  FICA and other tax credits................................      11,640          9,386
                                                                 -------        -------
    Total gross deferred tax assets.........................      22,388         19,577
    Less valuation allowance................................      (5,264)        (5,533)
                                                                 -------        -------
    Net deferred tax assets.................................      17,124         14,044
Deferred tax liabilities:
  Property and equipment depreciation.......................       5,601          3,525
                                                                 -------        -------
Net deferred tax assets and liabilities.....................     $11,523        $10,519
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information with respect to each member of the Company's Board of Directors.

                                                                                            YEAR TERM EXPIRES
NAME                                     AGE                   DIRECTOR SINCE                   AND CLASS
----                                   --------   ----------------------------------------  -----------------
Allen J. Bernstein...................     56      December 1988                                2004 Class 3
Thomas J. Baldwin....................     46      November 1998                                2004 Class 3
John K. Castle.......................     61      December 1988                                2004 Class 3
Lee M. Cohn..........................     54      August 1997                                  2002 Class 1
Dianne H. Russell....................     58      May 1993                                     2002 Class 1
Alan A. Teran........................     56      May 1993                                     2002 Class 1
                                                  February 2001;
Robert L. Barney.....................     65      December 1991-August 1997                    2003 Class 2
Dr. John J. Connolly.................     62      October 1994                                 2003 Class 2
David B. Pittaway....................     50      December 1988                                2003 Class 2

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth, for the Company's last three fiscal years (ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively), the compensation of those persons who were, at December 30, 2001, (i) the chief executive officer, and (ii) the other four most highly compensated executive officers of the Company (together the "Named Officers"):

                                                                              LONG TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                                             ------------
                                               ANNUAL COMPENSATION (1)        SECURITIES
                                            ------------------------------    UNDERLYING      ALL OTHER
                                                        SALARY     BONUS       OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION                   YEAR       ($)        ($)          (#)             ($)
---------------------------                 --------   --------   --------   ------------   -------------
Allen J. Bernstein.......................     2001     $675,500   $478,000          --      $44,811(2)(3)
  Chairman of the Board, President            2000     $649,519   $375,000      65,000      $43,761(4)(5)
  and Chief Executive Officer                 1999     $625,000   $350,000      65,000      $43,121(6)(7)

Thomas J. Baldwin........................     2001     $265,788   $200,000          --      $ 4,550(2)(3)
  Executive Vice President, Chief
    Financial                                 2000     $254,807   $175,000      30,000      $ 3,500(4)(5)
  Officer, Assistant Secretary and
    Treasurer                                 1999     $244,923   $160,000      30,000      $ 2,860(6)(7)

Allan C. Schreiber.......................     2001     $187,846   $150,000          --      $ 4,550(2)(3)
  Senior Vice President, Development          2000     $179,865   $105,000       6,500      $ 3,500(4)(5)
                                              1999     $172,615   $ 90,000       6,500      $ 2,860(6)(7)

Klaus W. Fritsch.........................     2001     $174,269   $120,000          --      $ 1,979(2)(3)
  Vice Chairman and Co-Founder, Morton's      2000     $155,769   $100,000       7,000      $ 3,745(4)(5)
  of Chicago, Inc.                            1999     $149,307   $150,000       7,000      $ 2,560(7)

John T. Bettin...........................     2001     $249,616   $150,000          --      $ 4,610(2)(3)
  President, Morton's of Chicago, Inc.        2000     $239,647   $140,000      10,000      $ 3,542(4)(5)
                                              1999     $229,826   $ 55,000      10,000           --

------------------------

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table sets forth, for fiscal 2001, information concerning the exercise of options by the Named Officers and the value of unexercised options of the Named Officers:

                                                            NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE-
                                                           UNDERLYING UNEXERCISED         MONEY OPTIONS AT FY-END
                              SHARES                        OPTIONS AT FY-END (#)                 ($)(1)
                           ACQUIRED ON       VALUE       ---------------------------   -----------------------------
NAME                       EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                       ------------   ------------   -----------   -------------   ------------   --------------
Allen J. Bernstein.......          --             --       258,750        191,250         $93,250           $0
Thomas J. Baldwin........          --             --        65,500         85,500         $ 5,344           $0
Allan C. Schreiber.......          --             --        36,875         19,125         $     0           $0
Klaus W. Fritsch.........      10,000       $138,000        26,850         19,850         $ 7,125           $0
John T. Bettin...........          --             --        27,500         42,500         $     0           $0

------------------------

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

                                                              BENEFICIAL
                                                                NUMBER     OWNERSHIP
                                                                  OF       PERCENT OF
BENEFICIAL OWNER                                              SHARES(1)     TOTAL(2)
----------------                                              ----------   ----------
Allen J. Bernstein(3).......................................    528,705       11.82%
Thomas J. Baldwin(3)........................................    110,500        2.59%
Allan C. Schreiber(3).......................................     39,750           *
Klaus W. Fritsch(3).........................................     39,525           *
John T. Bettin(3)...........................................     27,500           *
John K. Castle..............................................      5,178           *
Dr. John J. Connolly........................................        400           *
Dianne H. Russell...........................................        500           *
David B. Pittaway...........................................      3,132           *
Lee M. Cohn.................................................      1,500           *
Robert L. Barney............................................          0           *
Alan A. Teran...............................................        560           *
FMR Corp.(4)(6).............................................    784,800       18.75%
BFMA Holding Corp.(4).......................................    573,900       13.71%
Capital Research and Management Company(4)..................    396,000        9.46%
Goldman, Sachs & Co.(4).....................................    241,862        5.78%
Morton's Directors and Executive Officers as a Group
  (14 Persons)(5)...........................................    792,275       16.93%

------------------------

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

                                                       MORTON'S RESTAURANT GROUP, INC.
                                                       (REGISTRANT)

Date: June 17, 2002                                    By:            /s/ ALLEN J. BERNSTEIN
                                                            -----------------------------------------
                                                                        Allen J. Bernstein
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              PRESIDENT, AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: June 17, 2002                                    By:            /s/ THOMAS J. BALDWIN
                                                            -----------------------------------------
                                                                        Thomas J. Baldwin
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER, ASSISTANT SECRETARY, TREASURER
                                                              AND DIRECTOR (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 17, 2002                                    By:            /s/ ALLEN J. BERNSTEIN
                                                            -----------------------------------------
                                                                        Allen J. Bernstein
                                                               CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                              PRESIDENT, AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

Date: June 17, 2002                                    By:            /s/ THOMAS J. BALDWIN
                                                            -----------------------------------------
                                                                        Thomas J. Baldwin
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                             OFFICER, ASSISTANT SECRETARY, TREASURER
                                                              AND DIRECTOR (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)

Date: June 17, 2002                                    By:             /s/ ROBERT L. BARNEY
                                                            -----------------------------------------
                                                                         Robert L. Barney
                                                                             DIRECTOR

Date: June 17, 2002                                    By:               /s/ LEE M. COHN
                                                            -----------------------------------------
                                                                           Lee M. Cohn
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)

Date: June 17, 2002                                    By:            /s/ DIANNE H. RUSSELL
                                                            -----------------------------------------
                                                                        Dianne H. Russell
                                                                             DIRECTOR

Date: June 17, 2002                                    By:              /s/ ALAN A. TERAN
                                                            -----------------------------------------
                                                                          Alan A. Teran
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. (Continued)

Date: June 17, 2002                                    By:              /s/ JOHN K. CASTLE
                                                            -----------------------------------------
                                                                          John K. Castle
                                                                             DIRECTOR

Date: June 17, 2002                                    By:           /s/ DR. JOHN J. CONNOLLY
                                                            -----------------------------------------
                                                                       Dr. John J. Connolly
                                                                             DIRECTOR

Date: June 17, 2002                                    By:            /s/ DAVID B. PITTAWAY
                                                            -----------------------------------------
                                                                        David B. Pittaway
                                                                             DIRECTOR

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