Form 10-Q/A
period 2002-03-31
MORTONS RESTAURANT GROUP INC
filed 2002-06-18
CIK 883981

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

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

                         COMMISSION FILE NUMBER 1-12692

                            ------------------------

                        MORTON'S RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                      13-3490149
              (State or other jurisdiction of                        (I.R.S. employer
               incorporation or organization)                       identification no.)

3333 NEW HYDE PARK ROAD, SUITE 210, NEW HYDE PARK, NEW YORK                11042
          (Address of principal executive offices)                      (Zip code)

                                  516-627-1515
              (Registrant's telephone number, including area code)

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                PAGE
                                                              --------
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheets as of March 31, 2002 and
    December 30, 2001.......................................     3-4

  Consolidated Statements of Income for the three month
    periods ended March 31, 2002 and April 1, 2001..........       5

  Consolidated Statements of Cash Flows for the three month
    periods ended March 31, 2002 and April 1, 2001..........       6

  Notes to Consolidated Financial Statements................    7-10

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   11-16

Item 3. Quantitative and Qualitative Disclosure about Market
  Risk......................................................      16

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings...................................   17-18

Item 4. Submission of Matters to a Vote of Stockholders.....      18

Item 5. Other Information...................................      18

Item 6. Exhibits and Reports on Form 8-K....................      18

Signatures..................................................      19

Item 1. Financial Statements

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 30,
ASSETS                                                           2002           2001
------                                                        -----------   -------------
                                                              (UNAUDITED)
Current assets:
    Cash and cash equivalents...............................   $  5,798       $  4,827
    Accounts receivable.....................................      2,699          3,988
    Income taxes receivable.................................        560            560
    Inventories.............................................      7,616          8,061
    Landlord construction receivables, prepaid expenses and
      other current assets..................................      2,365          2,632
    Deferred income taxes...................................      4,854          4,616
                                                               --------       --------
        Total current assets................................     23,892         24,684
                                                               --------       --------
Property and equipment, at cost:
    Furniture, fixtures and equipment.......................     41,394         41,100
    Leasehold improvements..................................     61,090         60,692
    Land....................................................      6,241          6,241
    Construction in progress................................      1,502            669
                                                               --------       --------
                                                                110,227        108,702
    Less accumulated depreciation and amortization..........     28,075         25,766
                                                               --------       --------
        Net property and equipment..........................     82,152         82,936
                                                               --------       --------
Intangible assets, net of accumulated amortization of $5,072
  at March 31, 2002 and December 30, 2001...................     10,923         10,923
Other assets and deferred expenses, net of accumulated
  amortization of $678 at March 31, 2002 and $649 at
  December 30, 2001.........................................      7,675          7,582
Insurance receivable........................................         --          1,682
Deferred income taxes.......................................      5,985          6,907
                                                               --------       --------
                                                               $130,627       $134,714
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,    DECEMBER 30,
                                                                 2002           2001
                                                              -----------   -------------
                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  5,059       $  6,566
  Accrued expenses..........................................     17,905         19,531
  Current portion of obligations to financial institutions
    and capital leases......................................      3,907          4,477
  Accrued income taxes......................................        305             --
                                                               --------       --------
    Total current liabilities...............................     27,176         30,574
                                                               --------       --------

Obligations to financial institutions and capital leases,
  less current maturities...................................     96,993        100,232
Other liabilities...........................................      4,289          4,118
                                                               --------       --------
    Total liabilities.......................................    128,458        134,924
                                                               --------       --------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value per share. Authorized
    3,000,000 shares, no shares issued or outstanding.......         --             --
  Common stock, $0.01 par value per share. Authorized
    25,000,000 shares, issued 6,803,801 at March 31, 2002
    and December 30, 2001...................................         68             68
  Nonvoting common stock, $0.01 par value per share.
    Authorized 3,000,000 shares, no shares issued or
    outstanding.............................................         --             --
  Additional paid-in capital................................     63,478         63,478
  Accumulated other comprehensive loss......................       (814)          (907)
  Accumulated deficit.......................................    (13,830)       (16,095)
  Less treasury stock, at cost, 2,621,326 shares at
    March 31, 2002 and 2,624,154 shares at December 30,
    2001....................................................    (46,733)       (46,754)
                                                               --------       --------
    Total stockholders' equity (deficit)....................      2,169           (210)
                                                               --------       --------
                                                               $130,627       $134,714
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    APRIL 1,
                                                                 2002        2001
                                                              ----------   ---------
                                                                   (UNAUDITED)
Revenues....................................................    $61,106     $66,342
Food and beverage costs.....................................     21,204      22,670
Restaurant operating expenses...............................     27,365      27,833
Pre-opening costs, depreciation, amortization and non-cash
  charges...................................................      2,437       2,756
General and administrative expenses.........................      3,758       4,932
Marketing and promotional expenses..........................      1,188       2,199
Gain on insurance proceeds..................................      1,318          --
Costs associated with strategic alternatives and proxy
  contest...................................................      1,239          --
Interest expense, net.......................................      1,997       2,032
                                                                -------     -------
    Income before income taxes..............................      3,236       3,920
Income tax expense..........................................        971       1,176
                                                                -------     -------
    Net income..............................................    $ 2,265     $ 2,744
                                                                =======     =======
Net income per share:
  Basic.....................................................    $  0.54     $  0.66
                                                                =======     =======
  Diluted...................................................    $  0.54     $  0.62
                                                                =======     =======
Weighted average shares outstanding:
  Basic.....................................................      4,182       4,158
                                                                =======     =======
  Diluted...................................................      4,182       4,425
                                                                =======     =======

          See accompanying notes to consolidated financial statements.

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    APRIL 1,
                                                                 2002        2001
                                                              ----------   ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
    Net income..............................................    $ 2,265     $ 2,744
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation, amortization and other non-cash charges...      2,150       2,142
    Deferred income taxes...................................        684         997
    Change in assets and liabilities:
      Accounts receivable...................................      1,288       3,537
      Inventories...........................................        448         141
      Prepaid expenses and other assets.....................         44        (380)
      Insurance receivable..................................      1,682          --
      Accounts payable, accrued expenses and other
        liabilities.........................................     (2,598)     (7,079)
      Accrued income taxes..................................        305        (878)
                                                                -------     -------
        Net cash provided by operating activities...........      6,268       1,224
                                                                -------     -------
Cash flows from investing activities:
    Purchases of property and equipment.....................     (1,516)     (3,137)
                                                                -------     -------
        Net cash used by investing activities...............     (1,516)     (3,137)
                                                                -------     -------
Cash flows from financing activities:
    Principal reduction on obligations to financial
      institutions and capital leases.......................     (4,807)     (6,901)
    Proceeds from obligations to financial institutions and
      capital leases........................................      1,000       8,000
    Issuance of treasury stock..............................         21          --
    Net proceeds from issuance of stock.....................         --         254
                                                                -------     -------
        Net cash provided (used) by financing activities....     (3,786)      1,353
                                                                -------     -------
Effect of exchange rate changes on cash.....................          5         (15)
                                                                -------     -------
Net increase (decrease) in cash and cash equivalents........        971        (575)
Cash and cash equivalents at beginning of period............      4,827       2,296
                                                                -------     -------
Cash and cash equivalents at end of period..................    $ 5,798     $ 1,721
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

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        MARCH 31, 2002 AND APRIL 1, 2001

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

    (4) The components of comprehensive income for the three months ended March 31, 2002 and April 1, 2001 are as follows:

                                                            THREE MONTHS ENDED
                                                     --------------------------------
                                                     MARCH 31, 2002    APRIL 1, 2001
                                                     ---------------   --------------
                                                              (IN THOUSANDS)
Net income.........................................       $2,265           $2,744
Other comprehensive income (loss):
    Foreign currency translation...................          (49)            (163)
    Fair value of interest rate swap agreements....          142               --
                                                          ------           ------
Total comprehensive income.........................       $2,358           $2,581
                                                          ======           ======

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

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        MARCH 31, 2002 AND APRIL 1, 2001

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

    Goodwill amortization for the three months ended April 1, 2001 was approximately $101,000. The following table shows the results of operations as if the pronouncement was applied to prior periods:

                                                            THREE MONTHS ENDED
                                                     --------------------------------
                                                     MARCH 31, 2002    APRIL 1, 2001
                                                     ---------------   --------------
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income, as reported............................       $2,265           $2,744
  Add back: Goodwill amortization..................           --              101
                                                          ------           ------
    Adjusted net income............................       $2,265           $2,845
                                                          ======           ======
Net income per share:--Basic:
  Net income, as reported..........................       $ 0.54           $ 0.66
  Goodwill amortization............................           --             0.02
                                                          ------           ------
    Adjusted net income............................       $ 0.54           $ 0.68
                                                          ======           ======
Net income per share:--Diluted:
    Net income, as reported........................       $ 0.54           $ 0.62
    Goodwill amortization..........................           --             0.02
                                                          ------           ------
    Adjusted net income............................       $ 0.54           $ 0.64
                                                          ======           ======

    In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, "Accounting for the

                MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        MARCH 31, 2002 AND APRIL 1, 2001

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

    (9) The Company is involved in various legal actions. See "Part II--Other Information, Item 1. Legal Proceedings" on page 17 of this Form 10-Q for a discussion of these legal actions.

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

    Percentage changes in comparable restaurant revenues for the three month period ended March 31, 2002 versus April 1, 2001 for restaurants open all of both periods are as follows:

                                                               THREE MONTHS
                                                           ENDED MARCH 31, 2002
                                                            PERCENTAGE CHANGES
                                                           ---------------------
Morton's.................................................          -11.1%
Bertolini's..............................................           -6.8%
Total....................................................          -10.8%

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

    Cash flows from operating activities for the comparable first quarters of fiscal 2002 and 2001 were $6,268,000 and $1,224,000, respectively. The Company believes that fiscal 2002 and 2001 revenue trends and net income decreased due to the severe nationwide impact of the World Trade Center terrorist attacks, the continuing impact of the troubled economy, unfavorable business conditions, corporate spending cutbacks and reduced business travel. Additionally, investment banking, legal and other costs associated with the Company's merger and evaluation of strategic alternatives negatively impacted results. Changes in working capital further impacted cash flow in each period. Specifically, during the first quarter of fiscal 2002, the Company received approximately
$3.3 million of insurance proceeds for its 90 West Street restaurant which was destroyed in the World Trade Center terrorist attacks on September 11, 2001. During the first quarter of fiscal 2001, current liabilities were reduced by approximately $1.8 million for payments for accrued construction work in progress. Additionally, components of accounts payables, accrued expenses, payroll taxes and benefits, accrued rent and accrued sales taxes decreased approximately $3.4 million, in part as a function of lower volume levels. Accounts receivable also decreased as a function of lower volume levels.

    Cash flows from investing activities for the comparable first quarters of fiscal 2002 and 2001 were $1,516,000 and $3,137,000, respectively. Purchases of property and equipment were lower in the first quarter of fiscal 2002 due to the Company's plans to open fewer Morton's of Chicago steakhouse restaurants during fiscal 2002.

    Cash flows provided (used) by financing activities for the comparable first quarters of fiscal 2002 and 2001 were $(3,786,000) and $1,353,000, respectively. For the comparable first quarters of fiscal 2002 and 2001, net principal proceeds (reductions), from obligations to financial institutions and capital leases aggregated $(3,807,000) and $1,099,000, respectively. During the first quarter of fiscal 2002, using insurance proceeds, the Company repaid approximately $3.0 million under the Revolving Credit facility. During the first quarter of fiscal 2001, net principal proceeds were used, in part to fund purchases of property and equipment.

    Obligations to financial institutions and capital leases consists of the following:

                                                              MARCH 31,    DEC. 30,
                                                                 2002        2001
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
Credit Facility (a) ........................................   $ 73,475    $ 75,960
Loan Agreement with CNL Financial I, Inc., due in monthly
  principal and interest payments at 10.002% per annum,
  matures on April 1, 2007..................................      1,555       1,614
Mortgage loans with GE Capital Franchise Finance, due in
  monthly principal and interest payments scheduled over
  twenty-year periods at interest rates ranging from 7.68%
  to 9.26% per annum. (b)...................................     17,984      18,093
Capital leases..............................................      7,886       9,042
                                                               --------    --------
    Total obligations to financial institutions and capital
      leases................................................    100,900     104,709
    Less current portion of obligations to financial
      institutions and capital leases.......................      3,907       4,477
                                                               --------    --------
    Obligations to financial institutions and capital
      leases, less current maturities.......................   $ 96,993    $100,232
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

    The Company expects future results to be adversely affected by legal and other costs associated with the merger-related litigation. The extent of the impact of such litigation on the Company's earnings and cash flows, however, depends on a wide range of factors that are extremely difficult to predict. These factors would include, for example, the duration and range of discovery, whether any expedited treatment or interim relief is sought, whether summary judgment is granted, the length of a trial (if any should occur), the extent to which the Company's directors' and officers' insurance and other policies cover such costs, and many other factors. The Company estimates that such litigation may cost the Company between $250,000 and $500,000 to defend or otherwise resolve, although actual costs may differ significantly and a substantial amount of such costs may be covered by the Company's insurance policies. It is not possible to predict at this time the cost to the Company if it is unsuccessful in defending such litigation.

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

                                                       MORTON'S RESTAURANT GROUP, INC.
                                                       ---------------------------------------------
                                                       (Registrant)

Date June 17, 2002                                     By:  /s/ ALLEN J. BERNSTEIN
                                                            -----------------------------------------
                                                            Allen J. Bernstein
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                            EXECUTIVE OFFICER

Date June 17, 2002                                     By:  /s/ THOMAS J. BALDWIN
                                                            -----------------------------------------
                                                            Thomas J. Baldwin
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                            OFFICER AND DIRECTOR

                               INDEX TO EXHIBITS

    The following is a list of all exhibits filed as part of this report.

      EXHIBITS
       NUMBER             PAGE                               DOCUMENT
---------------------   --------   ------------------------------------------------------------