Form 10-K
period 2004-01-04
MORTONS RESTAURANT GROUP INC
filed 2004-03-12
CIK 883981

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 4, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12692

MORTON'S RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3490149 (I.R.S. employer identification no.)
3333 New Hyde Park Road, Suite 210, New Hyde Park, NY (Address of principal executive offices)	11042 (zip code)
516-627-1515 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of March 11, 2004, the registrant had 1,000 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part I

Item 1. Business

        Morton's Restaurant Group, Inc. ("MRG") was incorporated as a Delaware corporation on October 3, 1988 and is a wholly-owned subsidiary of Morton's Holdings, LLC ("MHLLC" or "our parent"), a Delaware limited liability company formed on April 4, 2002. As used in this Report, the term "Company" refers to MRG and its consolidated subsidiaries.

General

        At January 4, 2004, the Company owned and operated 64 Morton's The Steakhouse restaurants ("Morton's") and 4 Bertolini's Authentic Trattoria restaurants ("Bertolini's"). Morton's are upscale steakhouse restaurants associated with a fine steakhouse dining experience. Bertolini's are designed as white tablecloth, authentic Italian trattorias. These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

        The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board, President and Chief Executive Officer, and vice presidents responsible for site selection and development, finance and communications.

Morton's The Steakhouse Restaurants

        At January 4, 2004, the Company owned and operated 64 Morton's The Steakhouse restaurants (58 in the continental United States, one each in Honolulu, Hawaii; San Juan, Puerto Rico; Toronto and Vancouver, Canada; Singapore; and Hong Kong) located in 61 cities in 28 states. During February 2003, a new Morton's steakhouse opened in Richmond, Virginia. During January 2003 and August 2003, the Morton's steakhouses in Hong Kong Central and Addison, Texas, respectively, were closed.

        Morton's strives to provide its guests the highest quality cuisine, an extensive selection of wines and exceptional service in an enjoyable dining environment. Morton's steakhouses feature USDA prime aged beef in the United States and comparable high quality aged beef outside the United States, including, among other cuts, a 24 oz. porterhouse, a 20 oz. New York strip sirloin and a 16 oz. ribeye steak. While the emphasis is on beef, Morton's menu selection is broad enough to appeal to many taste preferences, and includes the highest quality veal, lamb, poultry and fresh seafood, including three to five pound lobsters. Complementing its substantial main course selections, Morton's dessert menu features its original warm Godiva chocolate cake, New York cheesecake, soufflés and traditional desserts. The Morton's tableside menu presentation by the server highlights the quality of its products, personalizes the dining experience and underscores Morton's focus on premium service. In addition, all Morton's steakhouses feature an open display kitchen where the chefs and grills are visible, which increases the energy level of the restaurant and enhances the guests' experience. Each Morton's has a fully stocked bar and an extensive premium wine list that offers approximately 200 wine selections in all restaurants and a broader list of up to 400 wines in selected restaurants.

        Morton's caters primarily to high-end, business-oriented clientele. All Morton's are open seven days a week. Those 55 Morton's serving only dinner are typically open from 5:30 p.m. to 11:30 p.m., while those Morton's serving both dinner and lunch typically open at 11:30 a.m. for the lunch period. All except for one Morton's have on-premises, private dining and meeting facilities referred to as "Boardrooms." During the fiscal year ended January 4, 2004, the average per-person check, including lunch, dinner and Boardroom, was approximately $76.60. Management believes that a vast majority of Morton's weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 30%

of Morton's revenues during fiscal 2003. In the eight Morton's serving both dinner and lunch during fiscal 2003, dinner service accounted for approximately 86% of revenues and lunch service accounted for approximately 14%. During fiscal 2003, Boardroom revenues were approximately 18% of sales in those locations offering Boardrooms.

        Management believes that its operations and cost systems, which have been developed over 25 years, enable Morton's to maintain a high degree of control over operating expenses and to adjust its cost structure to changes in revenue. Morton's staff is highly trained, experienced and motivated. Morton's management believes that its centralized sourcing from primary suppliers of USDA prime aged beef and other products gives it significant cost and availability advantages over many independent restaurants. All Morton's steakhouses report daily through a new point-of-sale system that allows the Company to monitor its revenue, costs, labor, inventory and other operating information.

Bertolini's Authentic Trattoria Restaurants

        At January 4, 2004, the Company owned and operated four Bertolini's, located in three cities. Bertolini's are designed as white tablecloth, authentic Italian trattorias, which provide table service in a casual dining atmosphere. For the fiscal year ended January 4, 2004, Bertolini's average per-person check, including lunch and dinner, was approximately $22.75. Bertolini's restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2003, dinner service accounted for approximately 67% of revenues and lunch service accounted for approximately 33%. Sales of alcoholic beverages accounted for approximately 23% of Bertolini's revenues during fiscal 2003. During fiscal 2003, no new Bertolini's restaurants were opened and no existing Bertolini's restaurants were closed.

Site Development and Expansion

        General.    To date, the Company has sought to enhance its capital resources by obtaining substantial development or rent allowances from its landlords. The Company's restaurant leases typically provide for substantial landlord development and or rent allowances and an annual percentage rent based on gross revenues, subject to market-based minimum annual rents. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants.

        The costs of opening a Morton's steakhouse vary by restaurant depending upon, among other things, the location of the site and construction required. The Company generally leases its restaurant sites and operates both free-standing and in-line restaurants. In recent years, the Company has received substantial landlord development and or rent allowances for leasehold improvements, furniture, fixtures and equipment. The Company currently targets its average cash investment, net of such landlord allowances in new restaurants, in leased premises, to be less than $2.0 million per restaurant, although the Company may expend greater amounts for particular restaurants. The standard décor and interior design of each of its restaurant concepts can be readily adapted to accommodate different types of locations.

        Management believes that the locations of the Company's restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed specific criteria by which it evaluates each prospective site. Potential sites are generally sought in major metropolitan areas. Management considers factors such as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, area restaurant competition, accessibility and visibility. The Company's ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease or purchase of locations, raising or having available an adequate amount of money for construction and opening costs, timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and money used to build and open each new restaurant. For these and other reasons, there can be no assurance that the Company's expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

        Morton's.    The first Morton's was opened in 1978 in downtown Chicago, where Morton's operations headquarters are still located. From 1978 to 1989, Morton's expanded to a group of nine restaurants in nine cities. Since the 1989 acquisition by the Company, Morton's has grown from nine to 64 restaurants as of March 8, 2004. During February 2003, a new Morton's steakhouse opened in Richmond, Virginia. During January 2003 and August 2003, the Morton's steakhouses in Hong Kong Central and Addison, Texas, respectively, were closed.

        Morton's are very similar in terms of style, concept and decor, and are located in upscale retail, hotel, commercial and office complexes in major metropolitan areas and urban centers. The approximate gross costs to the Company for the one Morton's opened in leased premises between December 30, 2002 and March 8, 2004 were $2.6 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment and pre-opening expenses. These costs were substantially offset by a landlord development allowance of approximately $1.2 million.

        Bertolini's.    The first Bertolini's opened in Las Vegas in May 1992, and is located in the Forum Shops Mall, adjacent to Caesars Palace Casino. At January 4, 2004, the Company owned and operated four Bertolini's. No Bertolini's were opened during fiscal 2003 and none are planned for the foreseeable future.

Restaurant Locations

        The Company owned and operated 64 Morton's and 4 Bertolini's as of March 8, 2004. The following table provides information with respect to those restaurants:

Morton's The Steakhouse Restaurants	Date Opened
Chicago, IL(1)	December 1978
Washington (Georgetown), DC	November 1982
Westchester/Oakbrook, IL	June 1986
Dallas (Downtown), TX	May 1987
Boston, MA	December 1987
Rosemont, IL	June 1989
Cleveland, OH	September 1990
Tysons Corner, VA	November 1990
Columbus, OH	April 1991
Cincinnati, OH	August 1991
San Antonio, TX	September 1991
Palm Beach, FL	November 1991
Minneapolis, MN	December 1991
Beverly Hills, CA(2)	October 1992
Detroit (Southfield), MI	November 1992
Sacramento, CA	May 1993
Pittsburgh, PA	August 1993
New York (Midtown Manhattan), NY	October 1993
St. Louis (Clayton), MO	December 1993
Palm Desert, CA	January 1994
Atlanta (Buckhead), GA	March 1994
Charlotte, NC	July 1994
San Francisco, CA	November 1994

Denver (Downtown), CO	March 1995
Atlanta (Downtown), GA	November 1995
Houston, TX	January 1996
Phoenix, AZ	March 1996
Orlando, FL	March 1996
Washington (Connecticut Ave.), DC	January 1997
San Diego, CA	April 1997
Baltimore, MD	August 1997
Miami (Downtown), FL	December 1997
Stamford, CT	February 1998
Singapore	May 1998
North Miami Beach, FL	July 1998
Toronto, Canada	September 1998
Portland, OR	December 1998
Nashville, TN	January 1999
Scottsdale, AZ	January 1999
Philadelphia, PA	July 1999
Boca Raton, FL	August 1999
Kansas City, MO	October 1999
Indianapolis, IN	November 1999
Schaumburg, IL	December 1999
Hong Kong (Kowloon)	December 1999
Seattle, WA	December 1999
Denver (Tech Center), CO	March 2000
Las Vegas, NV	May 2000
Jacksonville, FL	June 2000
Hartford, CT	September 2000
San Juan, PR	October 2000
Great Neck (Long Island), NY	October 2000
Vancouver, Canada	October 2000
New Orleans, LA	December 2000
Louisville, KY	June 2001
Reston, VA	July 2001
Santa Ana/Costa Mesa, CA	November 2001
Los Angeles (Downtown), CA(2)	November 2001
Honolulu, HI	November 2001
King of Prussia, PA	April 2002
Hackensack, NJ	September 2002
Arlington, VA	October 2002
Burbank, CA(2)	November 2002
Richmond, VA	February 2003
Bertolini's Authentic Trattorias	Date Opened
Las Vegas, NV	May 1992
King of Prussia, PA	November 1995
Indianapolis, IN	October 1996
West Las Vegas, NV	December 1998

  (1)
  Does not have Morton's Boardroom Banquet facilities.

  (2)
  Operates under the name "Arnie Morton's The Steakhouse."

Restaurant Operations and Management

        Morton's and Bertolini's restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Regional managers supervise the operations for the Company's restaurants, and each is responsible for several restaurants and reports to a division vice president. Division vice presidents and regional managers meet frequently with senior management to review operations and to resolve issues. Working in concert with vice presidents, regional managers and restaurant general managers, senior management defines operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for vice presidents, regional managers and certain restaurant managers.

        The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are developed from the Company's restaurant personnel, must complete a training program of typically six to twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. The Company holds regular meetings of its restaurant managers to discuss menu items, continuing training and other aspects of business management.

        The staff for a typical Morton's consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Bertolini's consists of one general manager, up to six assistant managers and approximately 70 to 100 hourly employees. Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in the Company's employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, strives to be responsive to the employees' concerns and meets regularly with employees at each of the restaurants.

        The Company devotes considerable attention to controlling food costs. The Company makes extensive use of information technology to provide management with pertinent information on daily revenues and inventory requirements, thus reducing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company's ability to obtain certain volume-based discounts. In addition, each Morton's and Bertolini's has similar menu items and common operating methods, allowing for more simplified management operating controls.

        The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and reporting requirements. Revenue, cost and related information is collected daily for each restaurant. Restaurant managers are provided with operating statements for their respective restaurants. Cash and credit card receipts are controlled through daily deposits to local operating accounts, the balances of which are wire transferred or deposited to cash concentration accounts. During 2003, the Company has completed the implementation of a new point-of-sale system at all Morton's steakhouses.

Purchasing

        The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. All of Morton's USDA prime aged beef is shipped to Morton's restaurants by refrigerated common carrier from its primary suppliers. Due to restrictions imposed in December 2003 on the import of U.S. beef into non-U.S. markets, the Company uses high quality non-U.S. aged beef in its non-U.S. restaurants. Other products used by Morton's are procured locally based on strict Company specifications. Bertolini's restaurants also adhere to strict product specifications and use national, regional and local suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are sent for payment to the headquarters office. The Company has no long-term contracts for any food items used in its restaurants. The Company currently does not engage in any futures contracts and all purchases are made at prevailing market or contracted prices. While management believes adequate alternative sources of supply are generally readily available, these alternative sources might not provide as favorable terms to the Company as its current suppliers when viewed on a long-term basis.

Marketing

        Management believes that the Company's consistent commitment to quality food, hospitality, service and providing a high level of value at its price point is the most effective approach to attracting and maintaining guests. As a part of this, there are nine dedicated sales and marketing employees at the corporate level, and an additional sales and marketing employee at 63 Morton's steakhouses. The Company utilizes a variety of marketing techniques to maintain and build its guest base, increase guest traffic, maintain and enhance Morton's brand image and continually improve and refine its fine steakhouse dining experience. The Company uses certain databases to identify target guests and uses direct mailings to increase their awareness of Morton's fine steakhouse dining experience and of local promotional activities. In addition, the Company utilizes public relations consultants and limited targeted print advertising. The Company recently introduced new print advertising featuring Morton's new "Savor the Good Life" theme. The Company's expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 2.3% and 2.1% during fiscal 2003 and fiscal 2002, respectively.

Competition

        The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors varies widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant location, name recognition and menu price points. The Company's restaurants compete with a number of restaurants within their markets, both locally owned restaurants and other restaurants that are members of regional or national chains. The Company has many well-established competitors with greater financial and other resources and greater name recognition than the Company and its restaurants. Many of these competitors have been in existence longer than the Company and are better established in areas where the Company's restaurants are located or are planned to be located. The restaurant business is also impacted by changes in consumer taste, economic and market conditions, restaurant profitability levels, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, product availability and cost increases.

Service Marks and Trademarks

        The Company has registered the names Morton's, Morton's The Steakhouse, Morton's of Chicago, Bertolini's and certain other names used by its restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. The Company is aware of names similar to that of the Company's restaurants used by third parties in certain limited geographical areas, although the Company does not anticipate that such use will prevent the Company from using its marks in such areas. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its trade names, trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

Government Regulation

        The Company's business is subject to extensive federal, state and local government regulation, including regulations relating to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters.

        Typically, the Company's licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of the daily operation of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, and inventory control, handling and storage. In fiscal 2003, approximately 30% and 23% of the revenues of Morton's and Bertolini's, respectively, were attributable to the sale of alcoholic beverages, and management believes that the ability to serve alcohol is an important factor in attracting guests. The failure of any restaurants to timely obtain and maintain liquor or other licenses, permits and approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and the Company could lose significant revenue.

        The Company is subject to "dram-shop" laws in each state in which it operates, which allow a person to sue the Company if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of the Company's restaurants. A judgment against the Company under a dram shop law could exceed the Company's liability insurance coverage policy limits and could result in substantial liability for the Company and have a material adverse effect on its profitability. The Company's inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on the Company.

        To the extent that governmental regulations impose material additional obligations or restrictions on the Company's suppliers, including, without limitation, regulations relating to the inspection, preparation, export or import of meat, food and other products used in the Company's business, product availability could be limited and the prices that suppliers charge could increase. Management cannot assure you that the Company would be able to offset these costs through increased menu prices, which could have a material adverse effect on the Company. If any of the Company's restaurants were unable to serve particular food products, even for a short period of time, the Company could experience a reduction in its overall revenue, which could have a material adverse effect on the Company. To date, restrictions imposed in December 2003 on the import of U.S. beef into non-U.S. markets, and the Company's use of high quality non-U.S. beef in those markets, have not had a material adverse effect on the Company's business and results of operations, but management cannot assure you that that will continue to be the case.

        One or more of the Company's restaurants could be subject to litigation and governmental fine, censure or closure in connection with issues relating to its food and or its facilities. The food products that the Company serves, including meat and seafood, are susceptible to food borne illnesses. The Company and other restaurant companies have been named as defendants in actions brought under state laws regarding notices with respect to chemicals contained in food products and regarding excess moisture in the business premises. To date, none of these matters has had a material adverse effect on the Company and its results of operations, but management cannot assure you that that will continue to be the case.

        The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, tips, tip credits and other working conditions. A significant number of the Company's hourly staff are paid at rates related to the federal or state minimum wage and, accordingly, increases in the minimum wage or decreases in allowable tip credits will increase the Company's labor cost.

        The costs of operating the Company's restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, workers' compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs increased and the Company was unable to offset the increase by increasing its menu prices or by other means, the Company would generate lower profits, which could have a material adverse effect on its business and results of operations.

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

Employees

        As of January 4, 2004, the Company had 3,859 employees, of whom 3,368 were hourly restaurant employees, 387 were salaried restaurant employees engaged in administrative and supervisory capacities and 104 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

        The information regarding revenues that is reported in the "Consolidated Statements of Operations" includes revenues generated from operations in foreign countries of $11.2 million, $13.0 million and $13.1 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The information regarding income (loss) before income taxes that is reported in the "Consolidated Statements of Operations" includes income (loss) before income taxes generated from operations in foreign countries of $0.8 million, $0.1 million and $(3.6) million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The fiscal 2001 loss before income taxes generated from operations in foreign countries primarily consists of a loss before income taxes of $2.6 million generated by the Morton's steakhouse formerly located in Sydney, Australia, which was closed in January 2002. The fiscal 2001 loss before income taxes generated by the Sydney Morton's steakhouse included a pre-tax charge of $1.6 million for the write-down of the net book value of the restaurant. The information regarding net property and equipment, which is reported on the "Consolidated Balance Sheets" includes net property and equipment in foreign countries of $1.5 million and $1.6 million at the end of fiscal 2003 and fiscal 2002, respectively. For information regarding the risks associated with foreign operations, see "Government Regulation" and "Quantitative and Qualitative Disclosures About Market Risk."

Forward-Looking Statements

        This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. Without limiting the foregoing, the words "believes," "thinks," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, cost increases, product safety and availability, government regulation and other risks detailed from time to time in the Company's periodic earnings releases and reports filed with the Securities and Exchange Commission. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

Item 2. Properties

        The Company's restaurants are generally located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from two to 39 years. The Company's leases typically provide for renewal options for terms ranging from five years to 20 years. Restaurant leases provide for a specified annual rent, and most leases require additional or contingent rent based on revenues above specified levels. Generally, leases are "net leases" that require the Company's subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company's operating companies is a party to the lease, and performance is guaranteed by MRG or one of its subsidiaries for a portion of the lease term. See Note 11 to the Company's consolidated financial statements. Many of the Company's current leases are non-cancelable. If the Company closes a restaurant, it may remain committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. These liabilities, if incurred, could have a material adverse effect on the Company's business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. The Company currently operates six restaurants on properties which it owns.

        The Company maintains its executive offices in leased space of approximately 9,800 square feet in New Hyde Park, New York and approximately 16,500 square feet in Chicago. The Company believes its current office and operating space is suitable and adequate for its intended purposes.

Item 3. Legal Proceedings

        Since August 2002, a number of the Company's current and former employees in New York and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys' fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action. The Florida complainants are also seeking to consolidate their arbitrations, but there has been no determination to date. The Company believes that the allegations are without merit and intends to contest them vigorously.

        The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, results of operations, liquidity and capital resources.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
        Equity Securities

        There is no established public trading market for the Company's common stock. As of January 4, 2004, there was one holder of record of the Company's 1,000 shares of common stock, $0.01 par value.

        The Company has not declared dividends on its common stock. The Company is restricted from paying dividends by certain of its working capital facility covenants and the indenture pursuant to which its senior secured notes were issued (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources"). However, the Company may pay dividends in the future, including in fiscal 2004, if it is permitted to do so under its debt covenants.

Item 6. Selected Consolidated Financial and Operating Data

        The following table contains selected consolidated historical financial data for fiscal 2003, 2002, 2001, 2000 and 1999. The selected financial data for fiscal 2003, 2002, 2001, 2000 and 1999 have been derived from the Company's audited consolidated historical financial statements. Audited consolidated income statement data for fiscal 2003, 2002 and 2001 and audited consolidated balance sheet data at the end of fiscal 2003 and 2002 are included in Item 8, "Financial Statements and Supplementary Data." The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and the notes thereto.

        The selected financial data presented for fiscal 2002 include the Predecessor Period from December 31, 2001 through July 24, 2002 and the Successor Period from July 25, 2002 through December 29, 2002. On July 25, 2002, our parent acquired all of MRG's outstanding stock in a business combination accounted for under the purchase method of accounting. As a result of the acquisition, the Company's capital structure and its basis of accounting under the "push down" method differ from those prior to the acquisition. Therefore, the Company's Successor Period financial data generally will not be comparable to its Predecessor Period financial data. As a result of the acquisition, the Company's consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of the Company's fixed assets on the date of acquisition became their new "cost" basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant.

        The Company has restated its consolidated financial statements for fiscal 2002 (Successor Period and Predecessor Period), 2001, 2000, 1999 and 1998 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold. The effect of the restatement was to reduce revenues for the 2002 Successor Period and the 2002 Predecessor Period in the amounts of $294,000 and $336,000, respectively, and to reduce revenues for fiscal 2001, fiscal 2000, fiscal 1999 and fiscal 1998 by $949,000, $872,000, $444,000 and $408,000, respectively. The Company has recorded an adjustment to retained earnings of $1,090,000 at December 31, 2000 for the cumulative effect of these restatement adjustments in prior periods. The restatement had no effect on the Company's net operating cash position. See Note 3 to the Company's 2003 consolidated financial statements.

	Successor Period			Predecessor Period
	Fiscal Year
						Fiscal Year
			July 25, 2002 to Dec. 29, 2002	Dec. 31, 2001 to July 24, 2002
	2003					2001		2000	1999
			Restated*	Restated*		Restated*		Restated*	Restated*
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$258.7		$105.7	$132.4		$236.2		$247.5	$206.4
Income (Loss) Before Income Taxes and Cumulative Effect of a Change in an Accounting Principle	5.5	(1)	1.5	(4.0	)(2)	(0.7	)(3)	13.5	13.9	(5)
Income (Loss) Before Cumulative Effect of a Change in an Accounting Principle	4.2	(1)	0.9	(4.8	)(2)	0.4	(3)(4)	9.5	10.5	(5)
Net Income (Loss)	4.2	(1)	0.9	(4.8	)(2)	0.4	(3)(4)	9.5	8.2	(5)(6)
Net Income (Loss) Per Share Before Cumulative Effect of a Change in an Accounting Principle:
Basic	—		—	—		0.10	(3)(4)	2.08	1.76	(5)
Diluted	—		—	—		0.10	(3)(4)	2.00	1.72	(5)
Net Income (Loss) Per Share:
Basic	—		—	—		0.10	(3)(4)	2.08	1.38	(5)(6)
Diluted	—		—	—		0.10	(3)(4)	2.00	1.34	(5)(6)
Balance Sheet Data
Current Assets	$44.2		$24.2			$25.7		$24.4	$22.8
Property and Equipment, Net	54.1		54.7			82.9		78.0	66.7
Total Assets	262.2		245.0			135.7		125.0	114.7
Current Liabilities	35.0		43.8			33.2		37.5	35.3
7.5% senior secured notes	90.0		—			—		—	—
Obligations to financial institutions and capital leases, less current maturities	12.3		82.5			100.2		85.0	61.0
Stockholder's Equity (Deficit)	102.3		97.4			(1.9)		(2.0)	11.5

*
The Company has restated its consolidated financial statements for the fiscal years 2002, 2001, 2000, 1999 and 1998. See Note 3 to the 2003 consolidated financial statements.

(1)
Includes a pre-tax charge of $2.3 million for costs associated with the repayment of certain debt.

(2)
Includes a pre-tax gain on insurance proceeds of $1.4 million, a pre-tax credit of $0.3 million representing restaurant closing credit and a pre-tax charge of $9.1 million for costs associated with strategic alternatives and proxy contest.

(3)
Includes pre-tax charge of $1.6 million representing restaurant closing costs and pre-tax charge of $0.7 million for costs associated with strategic alternatives and proxy contest.

(4)
Includes an income tax benefit of $1.1 million.

(5)
Includes pre-tax litigation benefit of $0.2 million.

(6)
Includes a $2.3 million charge, net of income taxes, representing the cumulative effect of the requisite change in accounting for pre-opening costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward-Looking Statements."

Restatement of Consolidated Financial Statements

        We have restated our consolidated financial statements for fiscal 2002 (Successor Period and Predecessor Period), 2001, 2000, 1999 and 1998 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that we had sold. The effect of the restatement was to reduce revenues for the 2002 Successor Period and the 2002 Predecessor Period in the amounts of $0.3 million and $0.3 million, respectively, and to reduce revenues for fiscal 2001, fiscal 2000, fiscal 1999 and fiscal 1998 by $0.9 million, $0.9 million, $0.4 million and $0.4 million, respectively. We have recorded an adjustment to retained earnings of $1.1 million at December 31, 2000 for the cumulative effect of these restatement adjustments in prior periods. The restatement had no effect on our net operating cash position. See Note 3 to our 2003 consolidated financial statements.

Company Background

        With 64 Morton's steakhouses, we are the world's largest owner and operator of wholly-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. We have 60 Morton's steakhouses located in the United States and four located internationally. We own all of our restaurants and we do not franchise. We also own and operate four Bertolini's restaurants, which are designed as white tablecloth, authentic Italian trattorias.

        Our Morton's steakhouses offer premium quality steak, featuring USDA prime aged beef in the United States, fresh fish, lobster, veal and chicken, complemented by a fully stocked bar and an extensive premium wine list that offers approximately 200 selections in all restaurants and a broader list of up to 400 wines in selected restaurants. Due to restrictions imposed in December 2003 on the import of U.S. beef into non-U.S. markets, we use high quality non-U.S. aged beef in our non-U.S. restaurants. Our menu, and its tableside presentation by our servers, is designed to highlight our focus on quality while presenting sufficient choices to appeal to a wide range of taste preferences.

        In 1978, we opened the original Morton's in downtown Chicago, and since then have expanded to 64 Morton's located in 61 cities in 28 states, with two in Canada, one in Hong Kong and one in Singapore. In July 2002, Castle Harlan Partners III, L.P. and affiliates (collectively "CHP III"), a $630 million private equity fund, and certain other investors, acquired us in a going-private transaction, which included an initial equity investment by CHP III of approximately $93.7 million.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies that we employ, including the use of estimates, are presented in the notes to our consolidated financial statements.

        Critical accounting estimates involved in applying our accounting policies are those that require us to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates, discussed below, pertain to accounting policies for goodwill and other intangible assets, property and equipment and income taxes.

Goodwill and Other Intangible Assets

        We adopted SFAS No. 141, "Business Combinations," as of July 1, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets," as of December 31, 2001. Through December 31, 2001, goodwill resulting from business acquisitions was amortized over 40 years. The reassessment of the useful lives of intangible assets acquired on or before June 30, 2001 was completed during the first quarter of fiscal 2002. Amortization of goodwill resulting from previous business acquisitions of approximately $16.0 million was discontinued as of December 31, 2001. In accordance with SFAS No. 141, goodwill as restated of approximately $68.4 million and an intangible asset of $92.0 million representing Morton's trade name, which has an indefinite useful life, recognized in connection with our acquisition that occurred on July 25, 2002, are not being amortized; however, both goodwill and the trade name intangible asset are subject to annual impairment testing in accordance with SFAS 142. Goodwill at the date of the acquisition includes an adjustment of $1.3 million reflecting the cumulative effect of the restatements (see Note 3 to our 2003 consolidated financial statements). Other changes to the carrying amount of goodwill of $6.8 million during fiscal 2003 consist of adjustments of $4.1 million primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2.7 million.

        The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. We consider a reporting unit to be an individual restaurant. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

        The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

        The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

        Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the second quarter of fiscal 2002 and the annual impairment tests were performed in the fourth quarter of fiscal 2003. No impairment of assets was determined as a result of these tests.

Property and Equipment

        We assess recoverability of property and equipment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property and equipment should be assessed. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

        Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Furthermore, our accounting estimates may change from period to period as conditions in the world change, and this could materially impact our results in future periods. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, exchange rates and capital spending.

        During each quarter in fiscal 2003, we considered and analyzed impairment indicators related to property and equipment. Based on our analysis, we concluded that no material items recorded in property and equipment required an impairment charge.

Income Taxes

        We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

        The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we will have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We have evaluated both positive and negative evidence in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. As a result of our acquisition, tax benefits that are recognized in future periods by the elimination of the valuation allowance at the acquisition date are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition.

Our Going-Private Transaction

        On July 25, 2002, CHP III and certain other investors acquired us in a going-private transaction. We accounted for our July 25, 2002 acquisition in accordance with SFAS No. 141, "Business Combinations." As a result of the acquisition, our capital structure and our basis of accounting under the "push down" method differ from those prior to the transaction. Our financial data in respect of all reporting periods subsequent to July 25, 2002 reflect the acquisition under the purchase method of accounting. Therefore, our financial data for the period before the acquisition (which we refer to as the Predecessor Period) generally will not be comparable to our financial data for the period after the acquisition (which we refer to as the Successor Period). As a result of the acquisition, our consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of our fixed assets on the date of acquisition became their new "cost" basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant.

Results of Operations

        As discussed above in "Our Going—Private Transaction," our financial data in respect of all reporting periods subsequent to our July 25, 2002 acquisition by CHP III and certain other investors reflect the acquisition under the purchase method of accounting. Our financial data for the Predecessor Period generally will not be comparable to our financial data for the Successor Period. The following table sets forth our fiscal 2002 results of operations for the Successor Period, Predecessor Period and combined Successor Period and Predecessor Period. The combined results, which generally will not be comparable to our financial data for fiscal years before the acquisition, are used solely in the discussion of our revenues and direct costs of operations that follows.

	Successor Period	Predecessor Period
	July 25, 2002 to Dec. 29, 2002	Dec. 31, 2001 to July 24, 2002	Combined
	Restated	Restated	Restated
Revenues	$105,704	$132,433	$238,137
Food and beverage costs	35,797	45,566	81,363
Restaurant operating expenses	50,352	61,474	111,826
Pre-opening costs, depreciation, amortization and non-cash charges	3,949	5,933
General and administrative expenses	6,369	8,483
Marketing and promotional expenses	3,597	3,005
Gain on insurance proceeds	—	1,443
Costs associated with strategic alternatives and proxy contest	—	9,078
Restaurant closing costs (credit)	—	(300)
Interest expense, net	2,876	4,647
Management fee paid to related party	1,243	—

Income (loss) before income taxes	1,521	(4,010)
Income tax expense	642	818

Net income (loss)	$879	$(4,828)

Fiscal Year Ended January 4, 2004 (53 weeks) Compared to Fiscal Year Ended December 29, 2002 (52 weeks)

        Revenues increased $20.5 million, or 8.6%, to $258.7 million for fiscal 2003 from $238.1 million for fiscal 2002. Revenues increased $13.3 million due to the opening of five new restaurants (one in fiscal 2003 and four in fiscal 2002). Revenues increased $10.5 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues declined $3.3 million due to the closing of the Morton's steakhouse formerly located in Hong Kong Central (closed since January 2003) and Addison, Texas (closed since August 2003). These steakhouses were closed due to their comparatively low revenues and negative cash flows. Average revenue per restaurant open all of either period increased 6.0%. Revenues for fiscal 2003 also reflect the impact of aggregate menu price increases of approximately 2% in January 2003 and 3% in November 2003.

        Percentage changes in comparable restaurant revenues for fiscal 2003 (53 weeks) versus fiscal 2002 (52 weeks) for restaurants open all of both periods are as follows:

Percentage Change
Morton's	4.3%
Bertolini's	8.1%
Total	4.6%

        We believe that the 2003 war in Iraq adversely affected the economy in the markets in which we operate which, in turn, contributed to weak revenue trends and negative comparable restaurant revenues during the first and second quarters of fiscal 2003. Additionally, the 2003 outbreak of "severe acute respiratory syndrome" materially affected the results of our three restaurants located in Hong Kong, Singapore and Toronto during the first and second quarters of fiscal 2003.

        Food and beverage costs increased $4.9 million, or 6.0%, to $86.3 million for fiscal 2003 from $81.4 million for fiscal 2002. These costs as a percentage of revenues decreased by 0.9% to 33.3% for fiscal 2003 from 34.2% for fiscal 2002. This percentage decrease was primarily due to the benefit of menu price increases.

        Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $10.9 million, or 9.7%, to $122.7 million for fiscal 2003 from $111.8 million for fiscal 2002. This increase was primarily due to the opening of additional restaurants and increases in labor and benefit costs. Restaurant operating expenses as a percentage of revenues increased 0.4% to 47.4% for fiscal 2003 from 47.0% for fiscal 2002. Included in both fiscal 2003 and fiscal 2002 are recoveries of approximately $0.9 million and $1.9 million, respectively from business interruption insurance benefits related to the closing of the Morton's steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. As of January 4, 2004, cumulative benefits recorded were $3.6 million and cumulative amounts received were $2.6 million for this insurance. Based on our insurance policy coverage, we believe that additional benefits will be recorded in fiscal 2004 relating to future insurance recoveries, although we cannot assure you that we will receive any future recoveries. Additionally, at this time, the total amount of any future recoveries is unknown.

        Pre-opening costs, depreciation, amortization and non-cash charges were $7.6 million, or 2.9% as a percentage of revenues, for fiscal 2003. Pre-opening costs, depreciation, amortization and non-cash charges were $3.9 million, or 3.7% as a percentage of revenues, for the Successor Period from July 25, 2002 to December 29, 2002. Pre-opening costs, depreciation, amortization and non-cash charges were $5.9 million, or 4.5% as a percentage of revenues, for the Predecessor Period from December 31, 2001 to July 24, 2002. We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as an expense were $0.9 million for fiscal 2003. Pre-opening costs incurred and recorded as an expense were $1.3 million for the Successor Period from July 25, 2002 to December 29, 2002. Pre-opening costs incurred and recorded as an expense were $0.7 million for the Predecessor Period from December 31, 2001 to July 24, 2002. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

        General and administrative expenses were $16.7 million, or 6.4% as a percentage of revenues, for fiscal 2003. General and administrative expenses were $6.4 million, or 6.0% as a percentage of revenues, for the Successor Period from July 25, 2002 to December 29, 2002. General and administrative expenses were $8.5 million, or 6.4% as a percentage of revenues, for the Predecessor Period from December 31, 2001 to July 24, 2002. This increase was primarily due to compensation related costs including increases in salaries, benefits and bonuses.

        Marketing and promotional expenses were $5.9 million, or 2.3% as a percentage of revenues, for fiscal 2003. Marketing and promotional expenses were $3.6 million, or 3.4% as a percentage of revenues, for the Successor Period from July 25, 2002 to December 29, 2002. Marketing and promotional expenses were $3.0 million, or 2.3% as a percentage of revenues, for the Predecessor Period from December 31, 2001 to July 24, 2002. This decrease was primarily due to fewer direct mail promotions.

        Gain on insurance proceeds of $1.4 million for the Predecessor Period from December 31, 2001 to July 24, 2002 represents the amount of insurance proceeds received in excess of the insurance receivable of approximately $1.7 million which was recorded as of December 30, 2001. The insurance receivable was recorded to write off the net book value of the assets of the Morton's steakhouse formerly located at 90 West Street, New York, New York. During the Predecessor Period from December 31, 2001 to July 24, 2002, we received $3.1 million relating to this insurance and therefore recorded a gain of approximately $1.4 million in the accompanying consolidated statements of operations. There was no comparable gain on insurance proceeds in fiscal 2003.

        Costs associated with the repayment of certain debt of $2.3 million for fiscal 2003 represent: (1) the write-off of deferred financing costs of $0.7 million relating to our previously existing credit facility; (2) prepayment penalties of $0.5 million that we incurred with the repayment of our capital leases and one mortgage; and (3) the write-off of the accumulated other comprehensive loss of $0.7 million and deferred tax assets of $0.4 million previously recognized in connection with two interest rate swap agreements that are due to expire on October 24, 2004 and October 24, 2005, which due to the repayment of our previously existing credit facility are now accounted for as speculative instruments. Changes in their fair market value are charged or credited to interest expense in the consolidated statements of operations. There were no comparable costs associated with the repayment of certain debt in the fiscal 2002 Predecessor Period or Successor Period.

        Costs associated with strategic alternatives and proxy contest were $9.1 million for the Predecessor Period from December 31, 2001 to July 24, 2002. Costs associated with strategic alternatives and proxy contest of $9.1 million represent $4.2 million in legal costs, $3.1 million in investment banking costs, $0.9 million in bank costs, $0.6 million in printing, investor relations and proxy solicitation costs and $0.3 million in other costs. There were no comparable costs associated with strategic alternatives and proxy contest in the 2002 Successor Period or in fiscal 2003.

        Restaurant closing costs (credit) recorded during the Predecessor Period from December 31, 2001 to July 24, 2002 represents a pre-tax credit of $0.3 million recorded in conjunction with a mutual release with the lessor, representing the recovery of assets previously written-down, which included inventory that was utilized in another Morton's steakhouse and the recovery of a security deposit that had not been anticipated, and exit costs, such as legal costs, which were less than initially accrued for closing the Morton's steakhouse formerly located in Sydney, Australia. In addition, we reversed an accrual for a construction invoice of $0.1 million, which we determined was no longer required. There were no comparable restaurant closing costs (credit) in the 2002 Successor Period or in fiscal 2003.

        Interest expense, net, was $8.9 million for fiscal 2003, $2.9 million for the Successor Period from July 25, 2002 to December 29, 2002 and $4.6 million for the Predecessor Period from December 31, 2001 to July 24, 2002. This increase was primarily due to the issuance of the 7.5% senior secured notes in fiscal 2003. Interest income was not significant in any of these periods.

        Management fee paid to related party was $2.8 million for fiscal 2003. Management fee paid to related party was $1.2 million for the Successor Period from July 25, 2002 to December 29, 2002. We paid this fee pursuant to our parent's management agreement with Castle Harlan, Inc.

        Provision for income taxes consisted of income tax expense of $1.2 million for fiscal 2003. Our provision for income taxes consisted of an income tax expense of $0.6 million for the Successor Period from July 25, 2002 to December 29, 2002. Our provision for income taxes consisted of income tax expense of $0.8 million for the Predecessor Period from December 31, 2001 to July 24, 2002. Our effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits. See Note 9 to our 2003 consolidated financial statements.

Fiscal Year Ended December 29, 2002 (52 weeks) Compared to Fiscal Year Ended December 30, 2001 (52 weeks)

        Revenues increased $2.0 million, or 0.8%, to $238.1 million for fiscal 2002 from $236.2 million for fiscal 2001. Revenues increased $14.4 million due to the opening of nine new Morton's steakhouses (four in fiscal 2002 and five in fiscal 2001), offset by $6.7 million due to a reduction in comparable revenues from restaurants open all of both fiscal years. Revenues declined $4.4 million due to the closing of the Morton's steakhouse formerly located at 90 West Street, New York, New York, $0.5 million due to the closing in January 2002 of the Morton's steakhouse formerly located in Sydney, Australia and $0.8 million due to the closing of one Bertolini's restaurant during fiscal 2001. Average revenue per restaurant open for all of either period decreased 3.7%. Revenues for fiscal 2002 reflect the impact of an aggregate menu price increase of approximately 1% in January 2002. As of December 29, 2002, we owned and operated 69 restaurants (65 Morton's and four Bertolini's) and as of December 30, 2001, 66 restaurants (62 Morton's and four Bertolini's).

        Percentage changes in comparable restaurant revenues for fiscal 2002 versus fiscal 2001 for restaurants open all of both periods are as follows:

Percentage Change
Morton's	-2.9%
Bertolini's	-4.0%
Total	-3.0%

        Food and beverage costs decreased $0.8 million, or 1.0%, to $81.4 million for fiscal 2002 from $82.2 million for fiscal 2001. This decrease primarily was due to slightly lower purchase costs on certain items during fiscal 2002 as compared to fiscal 2001. These costs as a percentage of revenues decreased 0.6% to 34.2% for fiscal 2002 from 34.8% for fiscal 2001.

        Restaurant operating expenses increased $3.9 million, or 3.6%, to $111.8 million for fiscal 2002 from $107.9 million for fiscal 2001. Those costs as a percentage of revenues increased 1.3% to 47.0% for fiscal 2002 from 45.7% for fiscal 2001. Included in fiscal 2002 and fiscal 2001 are recoveries of approximately $1.9 million and $0.9 million, respectively, for business interruption insurance recovery related to costs incurred from the closing of the Morton's steakhouse formerly located at 90 West Street, New York, New York. During 2002, we received $3.1 million related to property insurance and recorded a gain of approximately $1.4 million in the accompanying consolidated statements of operations.

        Pre-opening costs, depreciation, amortization and non-cash charges were $3.9 million, or 3.7% as a percentage of revenues, for the Successor Period from July 25, 2002 to December 29, 2002. Pre-opening costs, depreciation, amortization and non-cash charges were $5.9 million, or 4.5% as a percentage of revenues, for the Predecessor Period from December 31, 2001 to July 24, 2002. Pre-opening costs, depreciation, amortization and non-cash charges were $12.7 million, or 5.4% as a percentage of revenues, for fiscal 2001. We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as an expense were $1.3 million for the Successor Period from July 25, 2002 to December 29, 2002. Pre-opening costs incurred and recorded as an expense were $0.7 million for the Predecessor Period from December 31, 2001 to July 24, 2002. Pre-opening costs incurred and recorded as an expense were $3.7 million for fiscal 2001. The timing of restaurant openings, as well as costs per restaurant, affected the amount of these costs.

        General and administrative expenses were $6.4 million, or 6.0% as a percentage of revenues, for the Successor Period from July 25, 2002 to December 29, 2002. General and administrative expenses were $8.5 million, or 6.4% as a percentage of revenues, for the Predecessor Period from December 31, 2001 to July 24, 2002. General and administrative expenses were $17.2 million, or 7.3% as a percentage of revenues, for fiscal 2001.

        Marketing and promotional expenses were $3.6 million, or 3.4% as a percentage of revenues, for the Successor Period from July 25, 2002 to December 29, 2002. Marketing and promotional expenses were $3.0 million, or 2.3% as a percentage of revenues, for the Predecessor Period from December 31, 2001 to July 24, 2002. Marketing and promotional expenses were $6.9 million, or 2.9% as a percentage of revenues, for fiscal 2001.

        Gain on insurance proceeds of $1.4 million for the Predecessor Period from December 31, 2001 to July 24, 2002 represents the amount of insurance proceeds received in excess of the insurance receivable of approximately $1.7 million which was recorded as of December 30, 2001. The insurance receivable was recorded to write off the net book value of the assets of the Morton's steakhouse formerly located at 90 West Street, New York, New York. During the Predecessor Period from December 31, 2001 to July 24, 2002, we received $3.1 million relating to this insurance and therefore recorded a gain of approximately $1.4 million in the accompanying consolidated statements of operations.

        Costs associated with strategic alternatives and proxy contest were $9.1 million for the Predecessor Period from December 31, 2001 to July 24, 2002. Costs associated with strategic alternatives and proxy contest of $9.1 million represent $4.2 million in legal costs, $3.1 million in investment banking costs, $0.9 million in bank costs, $0.6 million in printing, investor relations and proxy solicitation costs and $0.3 million in other costs. Costs associated with strategic alternatives and proxy contest were $0.7 million for fiscal 2001. We did not begin to incur substantial costs in this regard until late in fiscal 2001.

        Restaurant closing costs (credit) recorded during the Predecessor Period from December 31, 2001 to July 24, 2002 represents a pre-tax credit of $0.3 million recorded in conjunction with a mutual release with the lessor, representing the recovery of assets previously written-down, which included inventory that was utilized in another Morton's steakhouse and the recovery of a security deposit that had not been anticipated, and exit costs, such as legal costs, which were less than initially accrued for closing the Morton's steakhouse formerly located in Sydney, Australia. In addition, we reversed an accrual for a construction invoice of $0.1 million, which we determined was no longer required. Restaurant closing costs recorded during fiscal 2001 represent a pre-tax charge of $1.6 million for the write-down of the net book value of the restaurant, consisting of property and equipment of approximately $1.3 million (which included an unpaid invoice of $0.1 million related to the construction of the restaurant), inventory and smallwares of approximately $0.1 million, security deposits of approximately $45,000, accrued legal fees of approximately $0.1 million and certain exit costs of approximately $0.1 million, associated with the closing in January 2002 of the Morton's steakhouse formerly located in Sydney, Australia.

        Interest expense, net, was $2.9 million for the Successor Period from July 25, 2002 to December 29, 2002. Interest expense, net, was $4.6 million for the Predecessor Period from December 31, 2001 to July 24, 2002. Interest expense, net, was $7.6 million for fiscal 2001. Interest income was not significant in any of these periods.

        Management fee paid to related party was $1.2 million for the Successor Period from July 25, 2002 to December 29, 2002. We paid this fee pursuant to our parent's management agreement with Castle Harlan, Inc.

        Our provision for income taxes consisted of income tax expense of $0.6 million for the Successor Period from July 25, 2002 to December 29, 2002. Our provision for income taxes consisted of income tax expense of $0.8 million for the Predecessor Period from December 31, 2001 to July 24, 2002. Provision for income taxes consisted of income tax benefit of $1.1 million for fiscal 2001. Our effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits. See Note 7 to our 2002 consolidated financial statements.

Liquidity and Capital Resources

        Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case.

Working Capital and Cash Flows

        In the past we have had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and/or payments of long-term debt balances under our prior revolving credit agreement.

        Operating Activities.    Cash flows provided by operating activities for fiscal 2003 were $11.4 million, consisting primarily of a net increase in cash of $12.2 million resulting from net income before depreciation, amortization and other non-cash charges and a net increase in cash of $1.7 million resulting from a decrease in prepaid expenses and other assets, partially offset by a net decrease in cash of $3.8 million resulting from a decrease in accounts payable, accrued expenses and other liabilities. The decrease in accounts payable, accrued expenses and other liabilities primarily relates to payment of construction costs and merger and legal costs, as well as a series of monthly settlement payments relating to a Bertolini's restaurant that was closed in fiscal 1999. See Note 4(c) to our 2003 consolidated financial statements. Cash flows provided by operating activities for the Successor Period from July 25, 2002 to December 29, 2002 were $7.0 million, primarily attributable to an increase in accounts payable, accrued expenses and other liabilities of $6.7 million that primarily related to an increase in accrued construction costs, accrued restaurant operating expenses, accrued merger and legal costs and accrued gift certificates. Cash flows provided by operating activities for the Predecessor Period from December 31, 2001 to July 24, 2002 were $6.8 million, consisting primarily of insurance proceeds of approximately $3.1 million received from the recovery related to costs incurred from the Morton's steakhouse formerly located at 90 West Street, New York, New York, a net increase in cash of $1.3 million attributable to an increase in accounts payable, accrued expenses and other liabilities and a net increase in cash of $1.3 million resulting from a decrease in accounts receivable. Cash flows provided by operating activities for fiscal 2001 were $4.2 million, primarily attributable to a net increase in cash of $9.4 million resulting from net income before depreciation, amortization and other non-cash charges, partially offset by a net decrease in cash of $3.6 million resulting from a decrease in accounts payable, accrued expenses and other liabilities and a net decrease in cash of $1.0 million resulting from a decrease in accrued income taxes.

        Investing Activities.    Cash flows used in investing activities for fiscal 2003 were $4.5 million, attributable to purchases of property and equipment primarily related to the opening of one Morton's steakhouse in February 2003. Cash flows used in investing activities for the Successor Period from July 25, 2002 to December 29, 2002 were $4.8 million, attributable to purchases of property and equipment primarily related to the opening of one Morton's steakhouse in each of September, October and November of 2002. Cash flows used in investing activities for the Predecessor Period from December 31, 2001 to July 24, 2002 were $3.4 million, attributable to purchases of property and equipment primarily related to the opening of one Morton's steakhouse in each of April and September of 2002. Cash flows used in investing activities for fiscal 2001 were $14.9 million, attributable to purchases of property and equipment primarily related to the opening of seven Morton's steakhouses in fiscal 2001.

        Financing Activities.    Cash flows provided by financing activities for fiscal 2003 were $9.3 million, consisting of net proceeds from the 7.5% senior secured notes offering of $89.3 million, partially offset by net principal reductions on obligations to financial institutions and capital leases of $72.4 million, the payment of deferred financing costs relating to our 7.5% senior secured notes offering and our working capital facility of $6.3 million and $1.1 million of cash restricted as collateral for our two interest rate swap agreements with Fleet National Bank ("Fleet"). Cash flows used by financing activities for the Successor Period from July 25, 2002 to December 29, 2002 were $3.6 million, attributable to the net principal reduction on obligations to financial institutions and capital leases. Cash flows used by financing activities for the Predecessor Period from December 31, 2001 to July 24, 2002 were $5.2 million, consisting primarily of net principal reduction on obligations to financial institutions and capital leases of $5.7 million, partially offset by proceeds from the issuance of stock of $0.5 million. Cash flows provided by financing activities for fiscal 2001 were $13.3 million, primarily attributable to the net proceeds from obligations to financial institutions of $12.9 million.

Debt and Other Obligations

        7.5% Senior Secured Notes.    On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010. The notes were issued at a discount of 15% and have a yield to maturity of 12.005% including the accretion of the discount and the amortization of the related deferred financing costs. The notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic restricted subsidiaries (defined below). On December 22, 2003, we filed a registration statement with respect to notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately-issued original notes. The new notes evidence the same debt as the original notes, are entitled to the benefits of the indenture governing the original notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on January 26, 2004. We refer to these notes as our 7.5% senior secured notes.

        Our domestic restricted subsidiaries presently consist of all of our domestic subsidiaries that either own restaurants or own subsidiaries that own restaurants. As restricted subsidiaries, each of these guarantors of the 7.5% senior secured notes is subject to all of the terms, conditions and covenants contained in the indenture governing the 7.5% senior secured notes that apply to restricted subsidiaries. The 7.5% senior secured notes are not guaranteed by our foreign subsidiaries due to the tax implications of providing such guarantees, or by our unrestricted subsidiaries, which presently consist of subsidiaries that have no material assets. Our unrestricted subsidiaries are not subject to the terms, conditions or covenants contained in the indenture, and must interact with MRG and our restricted subsidiaries on the same basis as unrelated third parties. From time to time, we may designate other subsidiaries as unrestricted subsidiaries subject to the terms and conditions set forth in the indenture.

        The 7.5% senior secured notes and the guarantees are secured by substantially all of our and our domestic restricted subsidiaries' tangible and intangible assets, as well as by a pledge of a portion of the stock of the subsidiaries owned by us and by our domestic restricted subsidiaries, in each case subject to the prior ranking claims on such assets by the lender under our working capital facility and holders of any capital lease obligations and certain other secured indebtedness. The indenture governing the 7.5% senior secured notes permits us to incur other senior secured indebtedness and to grant liens on our assets under certain circumstances.

        We pay interest on the 7.5% senior secured notes semi-annually in cash, in arrears, on January 1 and July 1 at an annual rate of 7.5%. We paid the first interest payment under the 7.5% senior secured notes on January 1, 2004. The indenture governing the 7.5% senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability to incur additional indebtedness or enter into sale and leaseback transactions; pay dividends, redeem stock or make other distributions; issue stock of our subsidiaries; make certain investments or acquisitions; grant liens on assets; enter into transactions with affiliates; merge, consolidate or transfer substantially all of our assets; and transfer and sell assets. Our indenture has a covenant that limits our incurrence of additional indebtedness unless on the date of the incurrence of additional indebtedness our Consolidated Fixed Charge Coverage Ratio (defined therein) will be, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.25 to 1.0. The indenture defines Consolidated Fixed Charge Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Fixed Charges (defined therein).

        The indenture governing the 7.5% senior secured notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness.

        We can redeem the 7.5% senior secured notes on or after July 1, 2007, except we may redeem up to 35% of the 7.5% senior secured notes prior to July 1, 2006 with the proceeds of one or more public equity offerings. We are required to redeem the 7.5% senior secured notes under certain circumstances involving changes of control. Additionally, if we or any of our domestic restricted subsidiaries engage in asset sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the debt under our working capital facility or certain other secured debt or make an offer to purchase a portion of the 7.5% senior secured notes having an accreted value equal to the excess net cash proceeds.

        Working Capital Facility.    On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our "enterprise value," determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of January 4, 2004, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of January 4, 2004, $1.0 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender's principal office in San Francisco as its "prime rate" plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

        Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of January 4, 2004, we were in compliance with all of our financial covenants.

        Our working capital facility contains customary events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; change of control; certain bankruptcy-related events; inaccuracy of representations and warranties in any material respect; and cross defaults with certain other indebtedness and agreements, including without limitation the indenture governing the 7.5% senior secured notes.

        Prior Credit Facility.    Our prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between us and Fleet, as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, we used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility in full. Following repayment, the credit facility was terminated. On April 7, 1998 and May 29, 1998, we entered into interest rate swap agreements with Fleet on notional amounts of $10.0 million each. These agreements terminated on April 7, 2003 and May 29, 2003, respectively. Additionally, on October 24, 2002, we entered into two interest rate swap agreements with Fleet on notional amounts of $20.0 million each. These agreements terminate on October 24, 2004 and October 24, 2005, respectively. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40.0 million of variable rate debt under our prior credit facility. As a result of the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, these interest rate swap agreements are now accounted for as speculative instruments and resulting changes in their fair market value are charged or credited to the statement of operations. As of January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $0.7 million in the accompanying consolidated balance sheet and the change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations for fiscal 2003.

        CNL Loan.    In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL Financial I, Inc. ("CNL"). This loan is scheduled to mature on April 1, 2007 and bears interest at 10.002% per annum. This loan is secured by a security interest in the assets of the Morton's steakhouses located in Chicago and Denver (downtown). Principal and interest payments are due monthly over the term of the loan. On January 4, 2004 and December 29, 2002 the outstanding principal balance of the CNL loan was approximately $1.1 million and $1.4 million, respectively, of which approximately $0.3 million for each period has been included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets.

        Mortgages.    During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans aggregating $18.9 million with GE Capital Franchise Finance, the proceeds of which were used to fund the purchases of land and construction of restaurants. The loans generally require monthly payments of principal and interest, and are scheduled to mature over the period from September 2018 to March 2021. The interest rates range from 7.68% to 9.26% per annum. On January 4, 2004 and December 29, 2002 the aggregate outstanding principal balance due on these loans was approximately $11.8 million and $17.6 million, respectively, of which approximately $0.4 million and $0.5 million, respectively, of principal is included in "Current portion of obligations to financial institutions and capital leases" in the accompanying consolidated balance sheets. We repaid one mortgage in May 2003 and one in September 2003. We plan to repay two mortgages in April 2004 using approximately $5.3 million of the proceeds from the 7.5% senior secured notes offering.

        Capital Leases.    We had financed the purchase of certain restaurant equipment through capital lease finance agreements. These leases generally required monthly payments of principal and interest, and were scheduled to mature over the period from August 2003 to October 2006. During fiscal 2003, we used $4.2 million of the proceeds from the 7.5% senior secured notes offering to repay our capital lease obligations in full, including prepayment fees and expenses.

        Restaurant Operating Leases.    Our obligations for restaurant operating leases include certain restaurant operating leases for which we or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto. See Note 11 to our 2003 consolidated financial statements.

        Contractual Commitments.    The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of January 4, 2004:

	2004	2005	2006	2007	2008	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes	$—	$—	$—	$—	$—	$105,000	$105,000
Working capital facility	—	—	—	—	—	—	—
Loan agreement with CNL	300	329	364	104	—	—	1,097
Mortgage loans with GE Capital Franchise Finance	358	387	422	460	501	9,707	11,835

Subtotal	658	716	786	564	501	114,707	117,932
Restaurant operating leases	16,170	16,768	16,147	15,054	14,318	94,029	172,486
Letters of credit	1,000	—	—	—	—	—	1,000

Total	$17,828	$17,484	$16,933	$15,618	$14,819	$208,736	$291,418

        Capital Expenditures.    During fiscal 2003, our net investment in fixed assets and related investment costs, including expensed pre-opening costs, approximated $5.4 million. We estimate that we will expend up to an aggregate of $11.0 million in fiscal 2004 to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease financing, for new restaurants. We anticipate that funds generated through operations and through borrowings under our new working capital facility will be sufficient to fund planned expansion. We cannot assure you, however, that this will be the case.

Net Operating Loss Carryforwards

        At January 4, 2004, we had federal and state income tax net operating loss carryforwards which expire in various periods through 2021. As of January 4, 2004, we had approximately $12.0 million in FICA and other tax credits expiring in various periods through 2023 available to reduce income taxes payable in future years. Approximately $2.7 million of our deferred tax assets represents capital loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. We consider the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the date of our acquisition by CHP III ($6.9 million) are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition. See Note 9 to our 2003 consolidated financial statements.

Inflation

        Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of net sales have been somewhat stable due to procurement efficiencies and menu price adjustments. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current practice of maintaining operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is its most effective tool for dealing with inflation.

Seasonality

        Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume. The following table sets forth historical, unaudited quarterly revenues for our Morton's and Bertolini's restaurants that were open for the entire period from December 30, 2002 to January 4, 2004 (63 restaurants) and for the entire period from December 31, 2001 to December 29, 2002 (60 restaurants). The fourth quarter of fiscal 2003 includes one extra week as fiscal 2003 includes a 53rd week. The 2001 third quarter includes the impact of the September 11, 2001 World Trade Center terrorist attacks.

Comparable Restaurant Revenues

	2003		2002		2002		2001
	63 restaurants				60 restaurants
	$	%	$	%	$	%	$	%
	(dollars in thousands)
First Quarter	60,153	25.2	59,650	26.2	56,436	26.2	63,260	28.4
Second Quarter	54,583	22.9	55,813	24.5	52,802	24.5	54,340	24.4
Third Quarter	53,894	22.6	51,522	22.6	48,755	22.6	47,910	21.6
Fourth Quarter	69,857	29.3	60,921	26.7	57,760	26.7	56,904	25.6

	238,487	100.0	227,906	100.0	215,753	100.0	222,414	100.0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

        As of January 4, 2004, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of January 4, 2004, to be material.

        We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest and the 7.5% senior secured notes that are payable at a fixed rate of interest of 7.5%. As of January 4, 2004, there were no borrowings outstanding under our floating rate working capital facility. A hypothetical 10% fluctuation in interest rates, as of January 4, 2004, would have a net impact of approximately $0.6 million on earnings for fiscal 2003.

Item 8. Financial Statements and Supplementary Data

        The audited consolidated financial statements follow on pages 28 to 67.

Independent Auditors' Report

The Board of Directors and Stockholder
Morton's Restaurant Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Morton's Restaurant Group, Inc. and subsidiaries, direct or indirect wholly-owned subsidiaries of Morton's Holdings, LLC, as of January 4, 2004 (Successor Period) and December 29, 2002 (Successor Period) and the related consolidated statements of operations, stockholder's equity and cash flows for the fiscal year ended January 4, 2004 (Successor Period), the period from July 25, 2002 to December 29, 2002 (Successor Period), the period from December 31, 2001 to July 24, 2002 (Predecessor Period) and the fiscal year ended December 30, 2001 (Predecessor Period). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton's Restaurant Group, Inc. and subsidiaries as of January 4, 2004 (Successor Period) and December 29, 2002 (Successor Period) and the results of their operations and their cash flows for the fiscal year ended January 4, 2004 (Successor Period), the period from July 25, 2002 to December 29, 2002 (Successor Period), the period from December 31, 2001 to July 24, 2002 (Predecessor Period) and the fiscal year ended December 30, 2001 (Predecessor Period) in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the accompanying consolidated financial statements, the consolidated balance sheet as of December 29, 2002 (Succesor Period) and the related statements of operations, stockholder's equity and cash flows for the period from July 25, 2002 to December 29, 2002 (Successor Period), the period from December 31, 2001 to July 24, 2002 (Predecessor Period) and the fiscal year ended December 30, 2001 (Predecessor Period) have been restated.

KPMG LLP
Melville, New York
March 12, 2004

MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 4, 2004 and December 29, 2002

(amounts in thousands)

	Successor Period
	January 4, 2004	December 29, 2002
		Restated
		(see Note 3)
Assets
Current assets:
Cash and cash equivalents	$17,997	$1,703
Restricted cash	1,100	—
Accounts receivable	3,829	3,563
Income taxes receivable	—	885
Inventories	9,094	8,672
Prepaid expenses and other current assets	5,069	4,128
Deferred income taxes	7,076	5,268

Total current assets	44,165	24,219

Property and equipment, net	54,110	54,672
Intangible asset	92,000	92,000
Goodwill	61,552	68,404
Other assets and deferred expenses, net	10,360	5,686

	$262,187	$244,981

See accompanying notes to consolidated financial statements.

MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
January 4, 2004 and December 29, 2002

(amounts in thousands, except share and per share amounts)

	Successor Period
	January 4, 2004	December 29, 2002
		Restated
		(see Note 3)
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$6,111	$6,103
Accrued expenses	27,955	34,654
Current portion of obligations to financial institutions and capital leases	658	2,877
Accrued income taxes	296	168

Total current liabilities	35,020	43,802

7.5% senior secured notes, net of unamortized discount of $14,987	90,013	—
Obligations to financial institutions and capital leases, less current maturities	12,274	82,542
Deferred income taxes	20,471	20,471
Other liabilities	2,087	753

Total liabilities	159,865	147,568

Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at January 4, 2004 and December 29, 2002	—	—
Additional paid-in capital	97,075	97,073
Accumulated other comprehensive income (loss)	128	(539)
Retained earnings	5,119	879

Total stockholder's equity	102,322	97,413

	$262,187	$244,981

See accompanying notes to consolidated financial statements.

MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Successor Period and Predecessor Period

(amounts in thousands)

	Successor Period		Predecessor Period
	Fiscal Year 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002	Fiscal Year 2001
		Restated (see Note 3)	Restated (see Note 3)	Restated (see Note 3)

Revenues	$258,668	$105,704	$132,433	$236,163
Food and beverage costs	86,265	35,797	45,566	82,150
Restaurant operating expenses	122,713	50,352	61,474	107,905
Pre-opening costs, depreciation, amortization and non-cash charges	7,602	3,949	5,933	12,678
General and administrative expenses	16,680	6,369	8,483	17,201
Marketing and promotional expenses	5,933	3,597	3,005	6,927
Gain on insurance proceeds	—	—	1,443	—
Costs associated with the repayment of certain debt	2,349	—	—	—
Costs associated with strategic alternatives and proxy contest	—	—	9,078	730
Restaurant closing costs (credit)	—	—	(300)	1,625
Interest expense, net	8,862	2,876	4,647	7,617
Management fee paid to related party	2,800	1,243	—	—

Income (loss) before income taxes	5,464	1,521	(4,010)	(670)
Income tax expense (benefit)	1,224	642	818	(1,072)

Net income (loss)	$4,240	$879	$(4,828)	$402

See accompanying notes to consolidated financial statements.

MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity

Successor Period and Predecessor Period
(amounts in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholder's Equity (Deficit)
Predecessor Period:
Balance at December 31, 2000, as reported	$68	$63,077	$(17,084)	$(150)	$(46,834)	$(923)
Prior period adjustment	—	—	(1,090)	—	—	(1,090)

Balance at December 31, 2000, as restated (see Note 3)	68	63,077	(18,174)	(150)	(46,834)	(2,013)
Comprehensive income (loss):
Net income, as restated	—	—	402	—	—
Foreign currency translation adjustments.	—	—	—	(202)	—
Unrealized loss on swap agreements	—	—	—	(555)	—

Total comprehensive income (loss)						(355)

Return of "short swing" profit realized by insider pursuant to Section 16(b)	—	68	—	—	—	68
Exercise of stock options	—	333	—	—	—	333
Issuance of 6,207 shares of treasury stock (average cost of $13.00 per share)	—	—	—	—	80	80

Balance at December 30, 2001, as restated (see Note 3)	68	63,478	(17,772)	(907)	(46,754)	(1,887)
Comprehensive income (loss):
Net loss, as restated	—	—	(4,828)	—	—
Foreign currency translation adjustments	—	—	—	104	—
Unrealized gain on swap agreements	—	—	—	118	—

Total comprehensive income (loss)						(4,606)

Exercise of stock options	—	479	—	—	—	479
Issuance of 5,064 shares of treasury stock (average cost of $8.42 per share)	—	—	—	—	43	43

Balance at July 24, 2002, as restated (see Note 3)	68	63,957	(22,600)	(685)	(46,711)	(5,971)
Successor Period:
Purchase accounting adjustments	(68)	(63,957)	22,600	685	46,711	5,971
Issuance of shares and acquisition of Morton's Restaurant Group, Inc. on July 25, 2002	—	97,073	—	—	—	97,073
Comprehensive income (loss):
Net income, as restated	—	—	879	—	—
Foreign currency translation adjustments	—	—	—	(339)	—
Unrealized loss on swap agreements	—	—	—	(200)	—

Total comprehensive income (loss)						340

Balance at December 29, 2002, as restated (see Note 3)	—	97,073	879	(539)	—	97,413
Comprehensive income (loss):
Net income	—	—	4,240	—
Foreign currency translation adjustments	—	—	—	147
Unrealized loss on swap agreements	—	—	—	(191)	—
Reclassification adjustment on swap agreements for amounts realized in net income	—	—	—	711	—

Total comprehensive income (loss)						4,907

Amortization of common units	—	2	—	—	—	2

Balance at January 4, 2004	$—	$97,075	$5,119	$128	$—	$102,322

See accompanying notes to consolidated financial statements.

MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Successor Period and Predecessor Period
(amounts in thousands)

	Successor Period		Predecessor Period
	Fiscal Year 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002	Fiscal Year 2001
		Restated (see Note 3)	Restated (see Note 3)	Restated (see Note 3)
Cash flows from operating activities:
Net income (loss)	$4,240	$879	$(4,828)	$402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,258	1,901	4,549	7,501
Amortization of intangible asset, deferred occupancy costs, bond discount and other deferred expenses	2,749	795	677	1,478
Deferred income taxes	908	(686)	3,100	(1,366)
Restaurant closing costs	—	—	—	1,625
Change in assets and liabilities:
Accounts receivable	(252)	(978)	1,349	643
Income taxes receivable	885	903	(1,228)	(560)
Inventories	(367)	(1,002)	406	(39)
Prepaid expenses and other assets	1,664	(1,626)	(210)	(938)
Insurance receivable	—	—	1,682	—
Accounts payable, accrued expenses and other liabilities	(3,799)	6,693	1,323	(3,582)
Accrued income taxes	154	169	—	(1,004)

Net cash provided by operating activities	11,440	7,048	6,820	4,160

Cash flows from investing activities:
Purchases of property and equipment	(4,532)	(4,789)	(3,449)	(14,939)

Net cash used by investing activities	(4,532)	(4,789)	(3,449)	(14,939)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(79,395)	(5,467)	(6,737)	(11,421)
Proceeds from the 7.5% senior secured notes offering	89,250	—	—	—
Proceeds from obligations to financial institutions	6,900	1,900	1,000	24,285
Payment of deferred financing costs	(6,329)	—	—	—
Increase in restricted cash	(1,100)	—	—	—
Issuance of treasury stock	—	—	43	80
Net proceeds from issuance of stock	—	—	479	401

Net cash provided (used) by financing activities	9,326	(3,567)	(5,215)	13,345

Effect of exchange rate changes on cash	60	(8)	36	(35)

Net increase (decrease) in cash and cash equivalents	16,294	(1,316)	(1,808)	2,531
Cash and cash equivalents at beginning of period	1,703	3,019	4,827	2,296

Cash and cash equivalents at end of period	$17,997	$1,703	$3,019	$4,827

See accompanying notes to consolidated financial statements.

MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 4, 2004, December 29, 2002 and December 30, 2001

(1) Organization and Other Matters

        Morton's Restaurant Group, Inc. and subsidiaries (the "Company") are direct or indirect wholly-owned subsidiaries of Morton's Holdings, LLC ("MHLLC") a limited liability company formed on April 4, 2002. The Company is engaged in the business of owning and operating restaurants under the names Morton's The Steakhouse ("Morton's") and Bertolini's Authentic Trattorias ("Bertolini's"). As of January 4, 2004, the Company owned and operated 68 restaurants (64 Morton's and 4 Bertolini's).

        Pursuant to a Merger Agreement dated March 26, 2002, as amended, the owners of MHLLC, through a merger of its wholly-owned subsidiary Morton's Acquisition Company, on July 25, 2002 ("Effective Date"), acquired all of the outstanding shares of the Company for $17 a share. The aggregate purchase price for all of the Company's outstanding common stock including options and transaction expenses was approximately $97.0 million.

        The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Boards Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations." The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition as restated (see Note 3) (amounts in thousands).

Current assets	$27,524
Property and equipment	53,113
Intangible asset	92,000
Goodwill	68,404
Other assets	5,816

Total assets acquired	246,857

Current liabilities	38,730
Deferred income taxes	25,292
Long-term debt	85,762

Total liabilities assumed	149,784

Net assets acquired	$97,073

        The intangible asset of $92,000,000 represents Morton's trade name, which has an indefinite life and accordingly is not subject to amortization. Included in goodwill as restated of $68,404,000 is a deferred tax liability of $35,880,000 recognized in connection with the identification of the intangible asset of $92,000,000. Goodwill at the date of the acquisition includes an adjustment of $1,341,000 reflecting the cumulative effect of the restatements described in Note 3. Other changes to the carrying amount of goodwill of $6,852,000 during fiscal 2003 consists of adjustments of $4,136,000 primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2,716,000.

        As a result of the acquisition, the capital structure of and the basis of accounting under the "push down" method for the Company differs from those of the Company prior to the acquisition. Financial data of the Company in respect of all reporting periods subsequent to July 25, 2002 (Successor Period) reflect the acquisition under the purchase method of accounting. Therefore, the Company's Successor Period financial data generally will not be comparable to the Company's Predecessor Period financial data. As a result of the acquisition, the consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to this acquisition. Further, as a result of purchase accounting, the fair values of fixed assets at the date of acquisition became their new "cost" basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant. Costs associated with strategic alternatives and proxy contest for the Predecessor Period from December 31, 2001 to July 24, 2002 of $9,078,000 represent: $4,170,000 in legal costs, $3,125,000 in investment banking costs, $855,000 in bank costs, $580,000 in printing, investor relations and proxy solicitation costs and $348,000 in other costs.

        The following table summarizes fiscal 2002 and fiscal 2001 results as if the acquisition occurred on January 1, 2001 (amounts in thousands):

	Fiscal Year
	2002	2001
	Restated	Restated
Revenues	$238,137	$236,163
Income (loss) before income taxes	6,514	(355)
Net income	4,560	213

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

        The consolidated financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Reporting period

        The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week will be added. Fiscal 2003 is a 53 week year.

(c) Inventories

        Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(d) Property and Equipment

        Property and equipment are stated at cost, whereas equipment under capital leases are stated at the present value of minimum lease payments, and are depreciated using the straight-line method over the estimated useful lives of the related assets. Improvements to leased premises and property under capital leases are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. In fiscal 2003, the fiscal 2002 Successor Period, the fiscal 2002 Predecessor Period and fiscal 2001, interest costs capitalized during the construction period for leasehold improvements were approximately $26,000, $97,000, $24,000 and $150,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives.

(e) Other Assets and Deferred Expenses

        Other assets and deferred expenses in the accompanying consolidated balance sheets consist of the following (amounts in thousands):

	Successor Period
	January 4, 2004	December 29, 2002
Deferred financing costs	$6,369	$743
Smallwares	2,456	2,407
Deferred rent	481	516
Deposits	262	690
Other	792	1,330

Total other assets and deferred expenses	$10,360	$5,686

        As of January 4, 2004, deferred financing costs consisted of the costs associated with the 7.5% senior secured notes offering and entering into a senior secured working capital facility with Wells Fargo Foothill, Inc. (see Notes 7 and 8), which are being amortized over 7 years and 4 years, respectively. As of December 29, 2002, deferred financing costs related to the prior credit facility. Upon the repayment and termination of the prior credit facility on July 7, 2003 (see Note 8), the remaining unamortized balance of approximately $718,000 was written-off and is included in "Cost associated with the repayment of certain debt" in the accompanying consolidated statement of operations (see Note 7). Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when purchased. These assets are expensed as replaced.

(f) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the Predecessor Period, the Company has determined its tax provision on a stand-alone basis. In the Successor Period, the Company is a subsidiary of MHLLC. The income tax provision for the Successor Period is computed as if the Company had filed a separate stand-alone tax return.

(g) Intangible Asset and Goodwill

        The identifiable intangible asset acquired represents the Company's trade name "Morton's," which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and is widely recognized and accepted by consumers in its respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of costs over fair value of assets of the business acquired. During the Predecessor Period, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The intangible asset and goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In connection with the adoption of SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company considers a reporting unit to be an individual restaurant. The Company's initial impairment review indicated that there was no impairment as of the date of adoption for goodwill that was acquired in prior business combinations.

        SFAS No. 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired utilizing a two step method. In the first step, the Company compares the fair value of a reporting unit to its carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, in order to measure the amount of impairment loss, the Company must compare the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

        As of January 4, 2004, the Company performed its annual impairment test of goodwill and its intangible asset in accordance with SFAS No. 142. Based on its evaluation, the Company was not required to recognize an impairment. Goodwill amortization for the fiscal year ended December 30, 2001 was approximately $404,000. The following table shows the results of operations as if the pronouncement was applied to the prior period (amounts in thousands).

	Successor Period		Predecessor Period
	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002	Fiscal 2001
		Restated	Restated	Restated
Net income (loss), as restated	$4,240	$879	$(4,828)	$402
Add back: goodwill amortization	—	—	—	404

Adjusted net income (loss)	$4,240	$879	$(4,828)	$806

(h) Derivative Financial Instruments

        Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

        The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As of January 4, 2004, the Company's derivative financial instruments consist of two interest rate swap agreements with notional amounts of $20,000,000 each. The interest rate swap agreements were designated as cash flow hedges for purposes of SFAS No. 133 at December 29, 2002. Based on regression analysis, the Company had determined that its interest rate swap agreements were highly effective. As of December 29, 2002, in accordance with SFAS No. 133, deferred tax assets were approximately $334,000 and liabilities were approximately $1,275,000, and a loss of approximately $520,000 was recognized in accumulated other comprehensive loss. As a result of the July 7, 2003 repayment of the Company's prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, these two interest rate swap agreements, which are due to expire on October 24, 2004 and October 24, 2005, have been accounted for as speculative instruments and resulting changes in their fair market value have been charged or credited to the consolidated statement of operations. In addition, the write-off of the accumulated other comprehensive loss of $711,000 and deferred tax assets of $457,000 as of July 7, 2003 which were previously recognized in connection with two interest rate swap are included in "Costs associated with the repayment of certain debt" in the accompanying consolidated statement of operations (see Note 7). As of January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $723,000, and the change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations for fiscal 2003. Restricted cash of $1,100,000 as of January 4, 2004 represents cash collateral relating to the two interest rate swap agreements with Fleet National Bank ("Fleet"). The Company was required to collateralize the two interest rate swap agreements upon the July 7, 2003 repayment of the Company's previously existing credit facility with Fleet (see Note 8). Additionally, two interest rate swap agreements with notional amounts of $10,000,000 each terminated in April 2003 and May 2003, respectively.

(i) Marketing and Promotional Expenses

        Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of approximately $1,296,000, $602,000, $1,118,000 and $3,190,000 for fiscal 2003, the fiscal 2002 Successor Period, the fiscal 2002 Predecessor Period and fiscal 2001, respectively. Advertising costs are expensed as incurred.

(j) Pre-opening costs

        Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in "Pre-opening costs, depreciation, amortization and non-cash charges" in the accompanying consolidated statements of operations. Pre-opening costs incurred and recorded as expense for fiscal 2003, the fiscal 2002 Successor Period, the fiscal 2002 Predecessor Period and fiscal 2001 were approximately $904,000, $1,254,000, $703,000 and $3,700,000, respectively.

(k) Statements of Cash Flows

        For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest and income taxes for fiscal 2003, the fiscal 2002 Successor Period, the fiscal 2002 Predecessor Period and fiscal 2001 were as follows (amounts in thousands):

	Successor Period		Predecessor Period
	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002	Fiscal 2001
Interest and fees, net of amounts capitalized	$8,562	$3,369	$4,039	$7,199
Income taxes, net of refunds	496	168	246	1,541

        During fiscal 2001, the Company entered into capital lease finance agreements of approximately $2,106,000 for restaurant equipment. In addition, as of December 30, 2001, the Company has written off the net book value of the assets of the Morton's Steakhouse restaurant located in the Wall Street area of downtown Manhattan and recorded a receivable in "Insurance receivable" of approximately $1,682,000, representing minimum expected insurance proceeds relating to such assets.

(l) Use of Estimates

        The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

(m) Impairment of Long-Lived Assets

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. During the Predecessor Period, the Company adopted SFAS No. 144. The adoption did not have any impact the Company's consolidated financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

(n) Translation of Foreign Currencies

        As of January 4, 2004, the Company owned and operated four international locations, one each in Hong Kong, Singapore, Toronto, Canada and Vancouver, Canada. A restaurant in Sydney, Australia and one in Hong Kong (Central) were closed on January 6, 2002 and January 29, 2003, respectively (see Note 4). The financial position and results of operations of the Company's foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholder's equity.

(o) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and equity adjustments from foreign currency translation and is presented in the consolidated statements of stockholder's equity. Comprehensive income for fiscal 2003 also includes a reclassification adjustment of $711,000 relating to the Company's interest rate swap agreements for amounts realized in net income upon such agreements becoming speculative instruments as a result of the repayment of the Company's prior credit facility (see Note 2(h)). Prior to the Company's interest rate swap agreements becoming speculative instruments, comprehensive income also included unrealized gains (losses) on such agreements.

(p) Revenue Recognition

        Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Gift certificates are sold in the ordinary course of business. Proceeds from gift certificate sales are recorded as deferred revenue at the time the gift certificate is sold and are not recognized as revenue until the gift certificate is redeemed.

(q) New Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted the provisions of SFAS No. 146 as of December 30, 2002. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which it believes will become effective during late 2004. The Company will continue to monitor its progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 ("FIN 46R"). FIN 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements to the entity. The provisions of FIN 46 and FIN 46R are applicable for all entities that are considered special purpose entities ("SPE") by the end of the first reporting period ending after December 15, 2003. The provisions of FIN 46R are applicable to all other types of entities for reporting periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have any effect on the Company's consolidated financial statements, as the Company does not have any SPEs. The Company is in the process of assessing the applicability of all other types of entities but does not expect that the adoption of the other provision that are applicable in 2004 will have any effect on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies the accounting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003. As the Company does not have any derivative instruments required to be reported under SFAS No. 149, the adoption of this statement did not have any effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this standard did not have any effect on the Company's consolidated financial statements.

(3)    Restatement of Consolidated Financial Statements

        The Company has restated its consolidated financial statements for fiscal 2002 (Successor Period and Predecessor Period), 2001, 2000, 1999 and 1998 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold. The effect of the restatement was to reduce revenues for the 2002 Successor Period and the 2002 Predecessor Period in the amounts of $294,000 and $336,000, respectively, and to reduce revenues for fiscal 2001, fiscal 2000, fiscal 1999 and fiscal 1998 by $949,000, $872,000, $444,000 and $408,000, respectively. The Company has recorded an adjustment to retained earnings of $1,090,000 at December 31, 2000 for the cumulative effect of these restatement adjustments in prior periods. The restatement had no effect on the Company's net operating cash position. The impact of the above-mentioned restatement on the 2002 and 2001 consolidated financial statements is as follows (amounts in thousands):

	Successor Period
	July 25, 2002–December 29, 2002
	Reported	Restated
Revenues	$105,998	$105,704
Income before income taxes	1,815	1,521
Income tax expense	757	642
Net income	1,058	879
	Predecessor Period
	December 31, 2001–July 24, 2002
	Reported	Restated
Revenues	$132,769	$132,433
Loss before income taxes	(3,674)	(4,010)
Income tax expense	949	818
Net loss	(4,623)	(4,828)
	Predecessor Period
	Fiscal Year 2001
	Reported	Restated
Revenues	$237,112	$236,163
Income (loss) before income taxes	279	(670)
Income tax benefit	(710)	(1,072)
Net income	989	402
	Successor Period
	December 29, 2002
	Reported	Restated
Deferred income taxes	$4,026	$5,268
Total current assets	22,977	24,219
Goodwill	67,063	68,404
Total assets	242,398	244,981
Accrued expenses	31,892	34,654
Total current liabilities	41,040	43,802
Total liabilities	144,806	147,568
Retained earnings	1,058	879
Total stockholder's equity	97,592	97,413
Total liabilities and stockholder's equity	242,398	244,981

(4)    Restaurant Closing Costs and Other (Benefit) Charges

(a) Morton's—Sydney, Hong Kong Central and Addison, Texas

        Based on a strategic assessment of revenue trends and other factors, the Company closed the Morton's Steakhouse restaurant in Sydney, Australia in January 2002. The Company recorded a fiscal 2001 fourth quarter, pre-tax charge of approximately $1,625,000, which consisted primarily of the write-down of the net book value of the restaurant, consisting of property and equipment of approximately $1,300,000 (which included an unpaid invoice of $120,000 related to the construction of the restaurant), inventory and smallwares of approximately $100,000, security deposits of approximately $45,000, accrued legal costs of approximately $100,000 and certain exit costs of approximately $60,000 associated with the closing of the restaurant. The exit costs were recorded in accordance with requirements set forth in Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company met the criteria set forth in EITF 94-3 as management began to formulate a plan to close the restaurant and terminate employees as of the commitment date and the involuntary termination benefits were not part of a pre-existing plan. The Company does not have an established plan or practice for severance costs as the majority of restaurant employees are paid hourly wages and severance costs are typically a minor component of the overall costs to close a restaurant. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees. During the second quarter of fiscal 2002, in conjunction with a mutual release with the lessor, the Company recorded a pre-tax credit of $300,000 representing the recovery of assets previously written-down, which included inventory of approximately $70,000 that was utilized in another Morton's steakhouse and the recovery of a security deposit of approximately $45,000 that had not been anticipated, and exit costs, which included legal costs of approximately $65,000, which were less than initially accrued for this restaurant. In addition, the Company reversed an accrual for a construction invoice of $120,000, which the Company determined was no longer required.

        In January 2003, the Company closed the Morton's steakhouse in Hong Kong Central due to its low revenues and negative cash flows. No impairment charge was recorded in connection with the closing of this steakhouse. The book value of the assets of the Hong Kong Central restaurant, which included property and equipment of approximately $1,900,000, a landlord security deposit of approximately $280,000 and other assets of approximately $55,000, were written-down to zero as part of the fair value assessment of the Company's assets in purchase accounting resulting from our July 2002 acquisition. There were no proceeds received from the disposition of these assets. The Company also recorded in purchase accounting an accrual for certain exit costs, which included accrued severance of approximately $155,000 and accrued legal fees of approximately $35,000, in accordance with the requirements set forth in EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company met the criteria set forth in EITF 95-3 as management began to formulate a plan to close the restaurant and terminate employees as of the consummation date and the involuntary termination benefits were not part of a pre-existing plan. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees within a period of less than one year from the acquisition date.

        In August 2003, the Company closed the Morton's steakhouse in Addison, Texas due to its low revenues and negative cash flows. No impairment charge was recorded in connection with the closing of this steakhouse. The book value of the assets of the Addison, Texas restaurant, which included property and equipment of approximately $367,000 and other assets of approximately $40,000, were written-down to zero as part of the fair value assessment of the Company's assets in purchase accounting resulting from our July 2002 acquisition. There were no proceeds received from the disposition of these assets. The Company also recorded in purchase accounting an accrual for certain exit costs, which included accrued severance of approximately $60,000 and accrued legal fees of approximately $40,000, in accordance with the requirements set forth in EITF 95-3. The Company met the criteria set forth in EITF 95-3 as management began to formulate a plan to close the restaurant and terminate employees as of the consummation date and the involuntary termination benefits were not part of a pre-existing plan. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees within a period of less than one year from the acquisition date.

(b) Morton's—90 West Street, NY

        As a result of the impact of the World Trade Center terrorist attacks on September 11, 2001, the Morton's Steakhouse restaurant located at 90 West Street, New York, New York, two blocks from the World Trade Center was closed permanently due to structural damage. The Company recorded a benefit in "Restaurant operating expenses" in the accompanying consolidated statements of operations of approximately $857,000, $905,000, $997,000 and $860,000 for fiscal 2003, the fiscal 2002 Successor Period, the fiscal 2002 Predecessor Period and fiscal 2001, respectively, representing business interruption insurance recovery related to costs incurred from the closing of that restaurant. As of January 4, 2004, the Company has received approximately $2,612,000 for this insurance. As of January 4, 2004, cumulative benefits recorded were $3,619,000 and cumulative amounts received were $2,612,000 for this insurance. Based on the insurance policy coverage, the Company believes that additional benefits will be recorded in fiscal 2004 and possibly in future periods relating to future insurance recoveries, although there is no assurance that any future recoveries will be received. As of December 30, 2001, the Company had written off the net book value of the assets of the restaurant and recorded a receivable in "Insurance receivable" of approximately $1,682,000, representing expected minimum insurance proceeds relating to such assets. During 2002, the Company received $3,125,000 relating to property insurance and recorded a gain of approximately $1,443,000 in the 2002 Predecessor Period in the accompanying consolidated statement of operations. At this time the total amount of any future recoveries is unknown.

(c) Bertolini's

        At December 29, 2002, included in "Accrued expenses" in the accompanying consolidated balance sheet is approximately $1,300,000 representing the costs for the settlement and estimated legal fees associated with the closing of a Bertolini's restaurant which was closed in fiscal 1999 and accrued for during fiscal 1998. Based on the settlement agreement, the Company paid monthly settlement payments of $100,000 with the final payment paid in November 2003.

(5)    Property and Equipment

        The costs and related accumulated depreciation and amortization of major classes of assets as of January 4, 2004 and December 29, 2002 are set forth below (amounts in thousands):

	Successor Period
	January 4, 2004	December 29, 2002
Furniture, fixtures and equipment	$14,131	$12,066
Buildings and leasehold improvements	38,667	36,071
Land	8,474	8,474
Construction in progress	338	284

	61,610	56,895
Less accumulated depreciation and amortization	7,500	2,223

Net property and equipment	$54,110	$54,672

(6)    Accrued Expenses

        Accrued expenses at January 4, 2004 and December 29, 2002 consist of the following (amounts in thousands):

	Successor Period
	January 4, 2004	December 29, 2002
		Restated
Deferred revenue from gift certificates	$10,636	$8,395
Payroll and related taxes	3,552	2,983
Restaurant operating expenses	3,404	4,262
Accrued merger and legal costs	3,243	5,130
Sales and use tax	2,243	1,892
Rent and property taxes	1,486	1,902
Interest rate swap agreements	723	1,275
Accrued construction costs and lease guaranty	423	4,712
Bertolini's accrued lease exit costs	—	1,300
Other	2,245	2,803

Total accrued expenses	$27,955	$34,654

(7)    7.5% Senior Secured Notes

        On July 7, 2003, the Company completed a private offering of $105,000,000 in aggregate principal amount at maturity of its 7.5% senior secured notes due 2010. The 7.5% senior secured notes were issued at a discount of 15%. Net proceeds from the 7.5% senior secured notes offering were $89,250,000 less expenses. On December 22, 2003, the Company filed a registration statement with respect to the 7.5% senior secured notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately-issued original notes. The new notes evidence the same debt as the original notes, are entitled to the benefits of the indenture governing the original notes and are treated under the indenture as a single class with the original notes. Interest on the 7.5% senior secured notes is payable semi-annually on January 1 and July 1. The Company paid the first interest payment under the 7.5% senior secured notes on January 1, 2004. The 7.5% senior secured notes have a yield to maturity of 12.005% including the accretion of the discount and the amortization of the related deferred financing costs. The Company can redeem the 7.5% senior secured notes on or after July 1, 2007, except the Company may redeem up to 35% of the 7.5% senior secured notes prior to July 1, 2006 with the proceeds of one or more public equity offerings. The Company is required to redeem the 7.5% senior secured notes under some circumstances involving changes of control and asset sales.

        Concurrently with the closing of the original notes offering, the Company entered into a $15,000,000 senior secured working capital facility with Wells Fargo Foothill, Inc. (see Note 8). As of January 4, 2004, there were no outstanding borrowings under the Company's working capital facility and $1,000,000 was restricted for letters of credit. The Company used a portion of the net proceeds from the 7.5% senior secured notes offering to repay its previously existing credit facility, capital leases and one mortgage (see Note 8). The Company intends to use the remaining net proceeds to repay certain other indebtedness and for general corporate purposes. During the third quarter of fiscal 2003, the Company expensed $2,349,000 representing: (1) the write-off of deferred financing costs of $718,000 relating to the previously existing credit facility; (2) prepayment penalties of $463,000 incurred with the repayment of the Company's capital leases and one mortgage; and (3) the write-off of the accumulated other comprehensive loss of $711,000 and deferred tax assets of $457,000 which were previously recognized in connection with two interest rate swap agreements that are due to expire on October 24, 2004 and October 24, 2005, which due to the repayment of its previously existing credit facility are now accounted for as speculative instruments. Changes in their fair market value are charged or credited to interest expense in the consolidated statements of operations.

(8) Obligations to Financial Institutions

        Obligations to financial institutions and capital leases consists of the following (amounts in thousands):

	Successor Period
	January 4, 2004	December 29, 2002
Credit Facility(a)	$—	$61,225
Working Capital Facility(b)	—	—
Loan Agreement with CNL Financial I, Inc., due in monthly principal and interest payments at 10.002% per annum, matures on April 1, 2007	1,097	1,368
Mortgage loans with GE Capital Franchise Finance due in monthly principal and interest payments scheduled over twenty-year periods at interest rates ranging from 7.68% to 9.26% per annum(c)	11,835	17,645
Capital leases(d)	—	5,181

Total obligations to financial institutions and capital leases	12,932	85,419
Less current portion of obligations to financial institutions and capital leases	658	2,877

Obligations to financial institutions and capital leases, less current maturities	$12,274	$82,542

        Future maturities of obligations to financial institutions and bond holders are as follows as of January 4, 2004 (amounts in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
7.5% senior secured notes (see Note 7)	$—	$—	$—	$—	$—	$105,000	$105,000
Credit Facility(a)	—	—	—	—	—	—	—
Working Capital Facility(b)	—	—	—	—	—	—	—
Loan Agreement with CNL Financial I, Inc	300	329	364	104	—	—	1,097
Mortgage loans with GE Capital Franchise Finance(c)	358	387	422	460	501	9,707	11,835

Total	$658	$716	$786	$564	$501	$114,707	$117,932

(a)
The Company's prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between the Company and Fleet, as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, the Company used a portion of the proceeds from the 7.5% senior secured notes offering (see Note 7) to repay the Company's prior credit facility in full. Following repayment, the credit facility was terminated.

  On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. These agreements terminated on April 7, 2003 and May 29, 2003, respectively. Additionally, on October 24, 2002, pursuant to the July 25, 2002 amendment, the Company entered into two interest rate swap agreements with Fleet on notional amounts of $20,000,000 each. These agreements terminate on October 24, 2004 and October 24, 2005, respectively. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40,000,000 of variable rate debt. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The interest rate swap agreements were designated as cash flow hedges for purposes of SFAS No. 133 at December 29, 2002. Based on regression analysis, the Company had determined that its interest rate swap agreements were highly effective. As of December 29, 2002, in accordance with SFAS No. 133, deferred tax assets were approximately $334,000 and liabilities were approximately $1,275,000, and a loss of approximately $520,000 was recognized in accumulated other comprehensive loss. As a result of the July 7, 2003 repayment of the Company's prior credit facility, the two interest rate swap agreements have been accounted for as speculative instruments and resulting changes in their fair market value have been charged or credited to the consolidated statement of operations. As of January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $723,000, and the change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations.

(b)
Concurrently with the closing of the original notes offering (see Note 7), the Company entered into a $15,000,000 senior secured working capital facility with Wells Fargo Foothill, Inc. As of January 4, 2004, there were no outstanding borrowings under the Company's working capital facility and $1,000,000 was restricted for letters of credit. Interest will accrue on borrowings under the Company's working capital facility at a floating rate of prime plus 1.75%, or a LIBOR based equivalent. The Company's working capital facility matures on July 7, 2007. At January 4, 2004, the Company was in compliance with its debt covenants relating to its working capital facility.

(c)
Mortgage loans relate to loan commitments entered into during 1999 and 1998 by various subsidiaries of the Company and GE Capital Franchise Finance, to fund the purchases of land and construction of restaurants. The Company repaid one mortgage in May 2003. The Company also repaid one mortgage in September 2003 with a portion of the proceeds from the 7.5% senior secured notes offering (see Note 7).

(d)
The Company had financed the purchase of certain restaurant equipment through capital leases. The Company repaid its capital lease obligations with a portion of the proceeds from the 7.5% senior secured notes offering (see Note 7).

        The Company believes that the carrying amount of long-term debt approximates fair value.

(9) Income Taxes

        Income (loss) before income taxes for the Company's domestic and foreign operations are as follows (amounts in thousands):

	Successor Period		Predecessor Period
	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002	Fiscal 2001
		Restated	Restated	Restated
Domestic operations	$4,633	$1,321	$(3,930)	$2,906
Foreign operations	831	200	(80)	(3,576)

Total	$5,464	$1,521	$(4,010)	$(670)

        Income tax expense (benefit) is comprised of the following (amounts in thousands):

	Successor Period		Predecessor Period
	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002	Fiscal 2001
		Restated	Restated	Restated
Federal: Current	$49	$—	$(1,620)	$(441)
Deferred	288	474	2,575	(829)

	337	474	955	(1,270)
Foreign: Current	308	112	39	100
Deferred	(145)	(60)	(23)	(51)

	163	52	16	49
State and Local: Current	293	79	153	635
Deferred	431	37	(306)	(486)

	724	116	(153)	149

Income tax expense (benefit)	$1,224	$642	$818	$(1,072)

        Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (amounts in thousands):

	Successor Period		Predecessor Period
	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002	Fiscal 2001
		Restated	Restated	Restated
Computed "expected" tax expense (benefit)	$1,857	$517	$(1,363)	$(228)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	534	72	(107)	85
Foreign rate differential	—	(4)	2	(2)
FICA tax credits	(1,680)	(11)	1,470	(1,488)
Change in valuation allowance	47	—	270	(268)
Non-deductible interest	260	—	—	—
Non-deductible strategic costs	—	—	640	—
Other, net	206	68	(94)	829

	$1,224	$642	$818	$(1,072)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2003 and fiscal 2002 are presented below (amounts in thousands):

	Successor Period
	January 4, 2004	December 29, 2002
		Restated
Deferred tax assets:
Federal and state net operating loss carryforwards	$5,659	$8,314
Capital loss carryforwards	2,705	2,693
Deferred revenue on gift certificates	4,181	1,603
Accrued timing differences	1,174	869
Non recurring charge for write-down and related charges for impaired assets	—	509
Foreign taxes payable	261	—
Interest rate swap agreements	—	334
Property and equipment depreciation	1,925	3,082
Deferred rent and start-up amortization	1,071	744
FICA and other tax credits	11,967	9,428

Total gross deferred tax assets	28,943	27,576
Less valuation allowance	(6,110)	(6,852)

Net deferred tax assets	22,833	20,724
Deferred tax liabilities:
Property and equipment depreciation	—	—
Intangible asset	36,165	35,880
Smallwares	63	47

Net deferred tax liabilities	$(13,395)	$(15,203)

        At January 4, 2004, the Company had federal and various state income tax net operating loss carryforwards, capital loss carryforwards, and FICA and other tax credits expiring in various periods through 2021, 2006 and 2023, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Sections 382 and 383 of the Internal Revenue Code limit the amount of federal net operating losses, capital loss carryovers and FICA credits, generated prior to the Effective Date that may be used in future periods. Generally, the utilization of these attributes will be limited on an annual basis to the value of the acquired business, at the date of ownership change, multiplied by the federal long-term tax-exempt rate at the date of the transaction. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $58,100,000. Taxable income (loss), before the application of net operating loss carryforwards and FICA and other tax credits, for the fiscal year ended January 4, 2004 is estimated to be approximately $2,600,000. The Company assesses the recoverability of its net deferred tax asset based upon the level of historical income and projections of future taxable income. Deferred tax assets arising from capital losses have been fully reserved. Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the acquisition date $(6,852,000) are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

        Goodwill has been adjusted for tax benefits of $2,716,000 that have been recorded with regard to changes in estimates of income tax uncertainties that resulted from the purchase business combination at July 25, 2002. State net operating losses which were subject to valuation allowances have also been adjusted downward to reflect the proper balances at year end. The reduction in the deferred tax asset related to these state net operating losses did not impact the tax expense on continuing operations or goodwill because there has been an equal reduction in the valuation allowance related to these state net operating losses.

        General Business Credits of $11,967,000 have been recorded as deferred tax assets by the Company. Included in these credits are credits aggregating $11,663,000 that are for a portion of the employer paid social security taxes on employee cash tips, the remainder of the credits are for Empowerment Zone and other credits. All of these credits are available to offset federal income tax in future years. These credits must generally be utilized after all federal net operating loss carryovers are utilized. For credits generated in tax years beginning before 1998 the carryforward period is 15 years. For credits generated in tax years beginning after 1998 the carryforward period is 20 years.

        The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1994	$125	2009
1995	699	2010
1996	1,212	2011
1997	1,348	2012
1998	1,491	2018
1999	2,149	2019
2000	2,404	2020
2001	—	—
2002	—	—
2003	2,539	2023

        The Company operates in various foreign jurisdictions including, Canada, Singapore and Hong Kong, and operated in Australia through January 6, 2002. The foreign subsidiaries, with the exception of the Canadian operations, all operate as single member limited liability companies treated as disregarded for U.S. federal income tax purposes, and as corporated entities in their jurisdiction of operation. Therefore, the taxable income or loss of these foreign subsidiaries is recognized on the Company's U.S. federal income tax return, and any foreign taxes paid are available as foreign tax credits subject to certain limitations. The Canadian subsidiaries operate as corporations for Canadian tax purposes and their income or loss is not reflected in the U.S. federal income tax return of the Company. U.S. deferred taxes of $463,000 on the undistributed earnings of the Canadian operations have not been recognized under the indefinite reversal criterion in APB Opinion No. 23 because they are considered permanent in nature.

(10) Capital Stock

        At January 4, 2004 and December 29, 2002, the authorized capital of the Company consisted of 1,000 shares of common stock at $0.01 par value per share. Such shares have been issued to Morton's Holdings, LLC upon the acquisition of the Company on July 25, 2002.

(11) Operating Leases

        The Company's operations are generally conducted in leased premises. Including renewal options, remaining lease terms range from 2 to 39 years.

        In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are offset against the related fixed asset accounts and the net amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. At the end of fiscal 2002, approximately $358,000 of development allowances were due from lessors and are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheet. There were no development allowances due from lessors as of January 4, 2004.

        The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent rental provisions based upon a percent of gross revenues and or provide for rent deferral during the initial term of such leases. Included in "Other liabilities" in the accompanying consolidated balance sheets at January 4, 2004 and December 29, 2002 are accruals related to such rent deferrals of approximately $2,143,000 and $753,000, respectively. For financial reporting purposes, such leases are accounted for on a straight-line rental basis. Future minimum annual rental commitments under these leases are approximately as follows (amounts in thousands):

Fiscal 2004	$16,170
Fiscal 2005	16,768
Fiscal 2006	16,147
Fiscal 2007	15,054
Fiscal 2008	14,318
Fiscal 2009 and thereafter	94,029

Total minimum lease payments	$172,486

        Contingent rental payments on building leases are typically made based upon the percentage of gross revenues on the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $1,838,000, $688,000, $902,000 and $1,987,000 for fiscal 2003, the fiscal 2002 Successor Period, the fiscal 2002 Predecessor Period and fiscal 2001, respectively. Rental expense, inclusive of contingent rent, for all such leases was approximately $17,783,000, $7,547,000 $9,630,000, and $16,370,000 for fiscal 2003, the fiscal 2002 Successor Period, the fiscal 2002 Predecessor Period and fiscal 2001, respectively.

(12) Employee Subscription Agreements

        Certain of the Company's executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements. MHLLC's Board approved 1,711,344 common units available for grant of which 1,497,585 were granted on August 26, 2003. On August 26, 2003, the fair value of each common unit granted was $0.01. Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting. Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date as follows:

        For selected employees employed as of July 25, 2002 in "qualified positions" (as determined by the Company's parent's board of advisors), the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
July 25, 2005	40%
July 25, 2006	70%
July 25, 2007	100%

        For selected employees not employed as of July 25, 2002 in "qualified positions," the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
Third anniversary of date of grant	40%
Fourth anniversary of date of grant	70%
Fifth anniversary of date of grant	100%

        In addition, fifty percent of the common units vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date. Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC's operating agreement. Stock-based employee compensation expense related to this plan will be charged to the Company based on the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company recognized compensation expense of approximately $2,000 relating to the vesting of common units granted in the consolidated statement of operations for fiscal 2003. The compensation expense of approximately $2,000 recorded during the third and fourth quarters of fiscal 2003, represents the straight-line amortization of the difference between the fair value of $0.01 per common unit and the exercise price (which is zero) of the common units that were immediately vested on the date of grant of August 26, 2003, as well as such amortization of the outstanding time-vesting common units for the period from August 26, 2003 to January 4, 2004. The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period. Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. Due to the fact that the compensation expense on the unvested common units is based on the fair value of the common units of MHLLC at the date of grant, there is no difference between reported net income and the pro forma net income that would be recognized under SFAS No. 123. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which it believes will become effective during late 2004. The Company will continue to monitor its progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

(13) Employment Agreements

        The Company has entered into employment agreements with its Chief Executive Officer and its Executive Vice President. The agreements, as amended, are terminable by the Company with certain restrictions. The aggregate annual 2003 base salary under these employment agreements is approximately $980,000. These agreements provide for their annual base salaries to be increased each year to reflect the rate of increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers.

(14) Employee Benefit Plans

        Employees of the Company who are over the age of 21 and who have completed one year of service are eligible for voluntary participation in the Morton's of Chicago Inc. Profit Sharing and Cash Accumulation Plan. Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions paid in fiscal 2003, the fiscal 2002 Predecessor Period and fiscal 2001 were approximately $437,000, $122,000 and $406,000, respectively. There were no employer contributions paid during the fiscal 2002 Successor Period.

(15) Legal Matters and Contingencies

        Since August 2002, a number of the Company's current and former employees in New York and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys' fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action. The Florida complainants are also seeking to consolidate their arbitrations, but there has been no determination to date. The Company believes that the allegations are without merit and intends to contest them vigorously.

        The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, results of operations, liquidity and capital resources.

(16) Related Party Transactions

        On July 25, 2002, MHLLC, the Company's parent, entered into a management agreement with Castle Harlan, Inc. (the majority unit-holder of MHLLC), which was amended as of July 7, 2003. Pursuant to the management agreement, Castle Harlan, Inc. agreed to provide business and organizational strategy, financial and investment management, advisory and merchant and investment banking services in exchange for fees of $2,800,000 per year, which fees may be increased to an amount not exceeding $3,500,000 in any year, plus out of pocket expenses. These fees and expenses are paid by the Company and may be paid to the extent permitted by the indenture governing the 7.5% senior secured notes. In October 2002, MHLLC, Castle Harlan, Inc. and Laurel Crown Capital, LLC: Series One—LC/Morton's (a significant unit-holder of MHLLC) ("Laurel Crown") entered into a letter agreement, pursuant to which Castle Harlan, Inc. agreed to provide a portion of the annual fee to

Laurel Crown in exchange for Laurel Crown's assistance in providing the services to MHLLC under the management agreement. At January 4, 2004 and December 29, 2002 included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets is approximately $157,000 and $1,557,000, respectively, representing a prepayment of this management fee.

(17) Supplemental Condensed Consolidating Financial Information

        The obligations of Morton's Restaurant Group, Inc. (the "Issuer") related to the 7.5% senior secured notes are fully and unconditionally guaranteed on a joint and several basis and on a senior basis by certain of the Company's wholly-owned domestic subsidiaries (the "Guarantors"). These guarantees are senior secured obligations of the Guarantors, subject to liens permitted under the indenture governing the 7.5% senior secured notes, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company's ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law and certain contractual restrictions, which do not exceed 25% of consolidated net assets of any Guarantor, that are permitted under the indenture governing the 7.5% senior secured notes. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for the Issuer, domestic subsidiaries of the Company that are Guarantors and foreign subsidiaries and domestic subsidiaries of the Company that are not Guarantors (collectively, the "Non-Guarantor Subsidiaries"). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

Supplemental Consolidating Balance Sheet
January 4, 2004 (Successor Period)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,911	$(614)	$700	$—	$17,997
Restricted cash	1,100	—	—	—	1,100
Accounts receivable	2	3,665	162	—	3,829
Inventories	—	8,511	583	—	9,094
Prepaid expenses and other current assets	382	4,649	38	—	5,069
Deferred income taxes	1,875	5,201	—	—	7,076

Total current assets	21,270	21,412	1,483	—	44,165

Property and equipment, net	91	52,537	1,482	—	54,110
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	8,899	3,732	249	(2,520)	10,360
Amounts due from affiliates	150,482	14,325	4,710	(169,517)	—

	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Balance Sheet
January 4, 2004 (Successor Period)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands, except share and per share amounts)
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$6,090	$26,704	$1,272	$—	$34,066
Current portion of obligations to financial institutions	—	658	—	—	658
Accrued income taxes	10,661	(11,774)	1,409	—	296
Amounts due from affiliates	—	165,206	4,311	(169,517)	—

Total current liabilities	16,751	180,794	6,992	(169,517)	35,020

7.5% senior secured notes, net of unamortized discount of $14,987	90,013	—	—	—	90,013
Obligations to financial institutions, less current maturities	—	12,274	—	—	12,274
Deferred income taxes	(3,860)	24,331	—	—	20,471
Other liabilities	(56)	2,074	69	—	2,087

Total liabilities	102,848	219,473	7,061	(169,517)	159,865

Commitments and contingencies
Stockholder's equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,075	2,520	—	(2,520)	97,075
Accumulated other comprehensive income (loss)	—	296	(168)	—	128
(Accumulated deficit) retained earnings	(19,181)	23,269	1,031	—	5,119

Total stockholder's equity	77,894	26,085	863	(2,520)	102,322

	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Balance Sheet
December 29, 2002 (Successor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$243	$601	$859	$—	$1,703
Accounts receivable	57	3,334	172	—	3,563
Income taxes receivable	885	(152)	152	—	885
Inventories	—	8,050	622	—	8,672
Prepaid expenses and other current assets	1,846	2,182	100	—	4,128
Deferred income taxes	8,814	(3,546)	—	—	5,268

Total current assets	11,845	10,469	1,905	—	24,219

Property and equipment, net	56	53,016	1,600	—	54,672
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	68,404	—	—	68,404
Other assets and deferred expenses, net	3,833	3,805	588	(2,540)	5,686
Amounts due from affiliates	146,457	(115)	3,920	(150,262)	—

	$162,191	$227,579	$8,013	$(152,802)	$244,981

Supplemental Consolidating Balance Sheet
December 29, 2002 (Successor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands, except share and per share amounts)
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$8,462	$29,904	$2,391	$—	$40,757
Current portion of obligations to financial institutions and capital leases	—	2,640	237	—	2,877
Accrued income taxes	471	(1,554)	1,251	—	168
Amounts due to affiliates	—	146,342	3,920	(150,262)	—

Total current liabilities	8,933	177,332	7,799	(150,262)	43,802

Obligations to financial institutions and capital leases, less current maturities	61,225	21,017	300	—	82,542
Deferred income taxes	—	20,471	—	—	20,471
Other liabilities	—	736	17	—	753

Total liabilities	70,158	219,556	8,116	(150,262)	147,568

Commitments and contingencies
Stockholder's equity (deficit):
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,073	2,540	—	(2,540)	97,073
Accumulated other comprehensive (loss) income	(776)	540	(303)	—	(539)
(Accumulated deficit) retained earnings	(4,264)	4,943	200	—	879

Total stockholder's equity (deficit)	92,033	8,023	(103)	(2,540)	97,413

	$162,191	$227,579	$8,013	$(152,802)	$244,981

Supplemental Consolidating Statement of Operations
Fiscal Year Ended January 4, 2004 (Successor Period)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands)
Revenues	$15,483	$247,441	$11,227	$(15,483)	$258,668
Food and beverage costs	—	82,497	3,768	—	86,265
Restaurant operating expenses	—	116,830	5,883	—	122,713
Pre-opening costs, depreciation, amortization and non-cash charges	64	7,091	447	—	7,602
General and administrative expenses	16,680	15,483	—	(15,483)	16,680
Marketing and promotional expenses	—	5,661	272	—	5,933
Costs associated with the repayment of certain debt	2,349	—	—	—	2,349
Interest expense, net	7,283	1,553	26	—	8,862
Management fee paid to related party	2,800	—	—	—	2,800

(Loss) income before income taxes	(13,693)	18,326	831	—	5,464
Income tax expense	1,224	—	—	—	1,224

Net (loss) income	$(14,917)	$18,326	$831	$—	$4,240

Supplemental Consolidating Statement of Operations
July 25, 2002 to December 29, 2002 (Successor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands)
Revenues	$6,327	$100,266	$5,438	$(6,327)	$105,704
Food and beverage costs	—	34,015	1,782	—	35,797
Restaurant operating expenses	—	47,282	3,070	—	50,352
Pre-opening costs, depreciation, amortization and non-cash charges	101	3,645	203	—	3,949
General and administrative expenses	6,369	6,327	—	(6,327)	6,369
Marketing and promotional expenses	—	3,438	159	—	3,597
Interest expense, net	2,236	616	24	—	2,876
Management fee paid to related party	1,243	—	—	—	1,243

(Loss) income before income taxes	(3,622)	4,943	200	—	1,521
Income tax expense	642	—	—	—	642

Net (loss) income	$(4,264)	$4,943	$200	$—	$879

Supplemental Consolidating Statement of Operations
December 31, 2001 to July 24, 2002 (Predecessor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands)
Revenues	$7,969	$124,896	$7,537	$(7,969)	$132,433
Food and beverage costs	—	43,037	2,529	—	45,566
Restaurant operating expenses	—	56,879	4,595	—	61,474
Pre-opening costs, depreciation, amortization and non-cash charges	117	5,542	274	—	5,933
General and administrative expenses	8,483	7,969	—	(7,969)	8,483
Marketing and promotional expenses	—	2,817	188	—	3,005
Gain on insurance proceeds	—	1,443	—	—	1,443
Costs associated with strategic alternatives and proxy contest	9,078	—	—	—	9,078
Interest expense, net	3,042	1,574	31	—	4,647
Restaurant closing costs (credit)	—	(300)	—	—	(300)

(Loss) income before income taxes	(12,751)	8,821	(80)	—	(4,010)
Income tax expense	818	—	—	—	818

Net (loss) income	$(13,569)	$8,821	$(80)	$—	$(4,828)

Supplemental Consolidating Statement of Operations
Fiscal Year Ended December 30, 2001 (Predecessor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(amounts in thousands)
Revenues	$14,408	$222,840	$13,123	$(14,208)	$236,163
Food and beverage costs	—	77,667	4,483	—	82,150
Restaurant operating expenses	—	100,111	7,794	—	107,905
Pre-opening costs, depreciation, amortization and non-cash charges	210	10,327	2,141	—	12,678
General and administrative expenses	17,201	14,208	—	(14,208)	17,201
Marketing and promotional expenses	—	6,328	599	—	6,927
Costs associated with strategic alternatives and proxy contest	730	—	—	—	730
Interest expense, net	5,499	2,061	57	—	7,617
Restaurant closing costs	—	—	1,625	—	1,625

(Loss) income before income taxes	(9,232)	12,138	(3,576)	—	(670)
Income tax benefit	(1,072)	—	—	—	(1,072)

Net (loss) income	$(8,160)	$12,138	$(3,576)	$—	$402

Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended January 4, 2004 (Successor Period)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(14,917)	$18,326	$831	$4,240
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation of property and equipment	64	4,795	399	5,258
Amortization of deferred occupancy costs, bond discount and other deferred expenses	1,310	1,396	43	2,749
Deferred income taxes	3,079	(2,171)	—	908
Change in assets and liabilities:
Accounts receivable	55	(333)	26	(252)
Income taxes receivable	885	—	—	885
Inventories	—	(462)	95	(367)
Prepaid expenses and other assets	(3,635)	4,744	555	1,664
Accounts payable, accrued expenses and other liabilities	(2,237)	(260)	(1,302)	(3,799)
Accrued income taxes	12,567	(12,212)	(201)	154

Net cash (used) provided by operating activities	(2,829)	13,823	446	11,440

Cash flows from investing activities:
Purchases of property and equipment	(99)	(4,314)	(119)	(4,532)

Net cash used by investing activities	(99)	(4,314)	(119)	(4,532)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(68,125)	(10,724)	(546)	(79,395)
Proceeds from the 7.5% senior secured notes offering	89,250	—	—	89,250
Proceeds from obligations to financial institutions	6,900	—	—	6,900
Payment of deferred financing costs	(6,329)	—	—	(6,329)
Increase in restricted cash	(1,100)	—	—	(1,100)

Net cash provided (used) by financing activities	20,596	(10,724)	(546)	9,326

Effect of exchange rate changes on cash	—	—	60	60

Net increase (decrease) in cash and cash equivalents	17,668	(1,215)	(159)	16,294
Cash and cash equivalents at beginning of period	243	601	859	1,703

Cash and cash equivalents at end of period	$17,911	$(614)	$700	$17,997

Supplemental Consolidating Statement of Cash Flows
July 25, 2002 to December 29, 2002 (Successor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(4,264)	$4,943	$200	$879
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	101	1,999	(199)	1,901
Amortization of deferred occupancy costs and other deferred expenses	—	795	—	795
Deferred income taxes	(9,470)	8,784	—	(686)
Change in assets and liabilities:
Accounts receivable	(57)	(949)	28	(978)
Income taxes receivable	903	—	—	903
Inventories	—	(1,021)	19	(1,002)
Prepaid expenses and other assets	1,274	(3,375)	475	(1,626)
Accounts payable, accrued expenses and other liabilities	2,477	4,145	71	6,693
Accrued income taxes	10,602	(10,283)	(150)	169

Net cash provided by operating activities	1,566	5,038	444	7,048

Cash flows from investing activities:
Purchases of property and equipment	(10)	(4,757)	(22)	(4,789)

Net cash used by investing activities	(10)	(4,757)	(22)	(4,789)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(3,900)	(1,444)	(123)	(5,467)
Proceeds from obligations to financial institutions	1,900	—	—	1,900

Net cash used by financing activities	(2,000)	(1,444)	(123)	(3,567)

Effect of exchange rate changes on cash	—	—	(8)	(8)

Net (decrease) increase in cash and cash equivalents	(444)	(1,163)	291	(1,316)
Cash and cash equivalents at beginning of period	687	1,764	568	3,019

Cash and cash equivalents at end of period	$243	$601	$859	$1,703

Supplemental Consolidating Statement of Cash Flows
December 31, 2001 to July 24, 2002 (Predecessor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(13,569)	$8,821	$(80)	$(4,828)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation of property and equipment	117	3,925	507	4,549
Amortization of deferred occupancy costs and other deferred expenses	—	677	—	677
Deferred income taxes	1,129	1,971	—	3,100
Change in assets and liabilities:
Accounts receivable	—	1,385	(36)	1,349
Income taxes receivable	(1,228)	—	—	(1,228)
Inventories	—	340	66	406
Prepaid expenses and other assets	25	(778)	543	(210)
Insurance receivable	—	1,682	—	1,682
Accounts payable, accrued expenses and other liabilities	2,226	148	(1,051)	1,323
Accrued income taxes	11,582	(11,582)	—	—

Net cash provided (used) by operating activities	282	6,589	(51)	6,820

Cash flows from investing activities:
Purchases of property and equipment	(13)	(3,272)	(164)	(3,449)

Net cash used by investing activities	(13)	(3,272)	(164)	(3,449)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(3,738)	(2,880)	(119)	(6,737)
Proceeds from obligations to financial institutions	1,000	—	—	1,000
Issuance of treasury stock	43	—	—	43
Net proceeds from issuance of stock	50	429	—	479

Net cash used by financing activities	(2,645)	(2,451)	(119)	(5,215)

Effect of exchange rate changes on cash	—	(4)	40	36

Net (decrease) increase in cash and cash equivalents	(2,376)	862	(294)	(1,808)
Cash and cash equivalents at beginning of period	3,063	902	862	4,827

Cash and cash equivalents at end of period	$687	$1,764	$568	$3,019

Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended December 30, 2001 (Predecessor Period)
Restated

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(8,160)	$12,138	$(3,576)	$402
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation of property and equipment	210	8,083	(792)	7,501
Amortization of intangible asset, deferred occupancy costs and other deferred expenses	—	1,478	—	1,478
Deferred income taxes	(1,366)	—	—	(1,366)
Restaurant closing costs	—	—	1,625	1,625
Change in assets and liabilities:
Accounts receivable	(297)	888	52	643
Income taxes receivable	(560)	—	—	(560)
Inventories	—	83	(122)	(39)
Prepaid expenses and other assets	4	(5,389)	4,447	(938)
Accounts payable, accrued expenses and other liabilities	(750)	(3,565)	733	(3,582)
Accrued income taxes	2,372	(3,376)	—	(1,004)

Net cash (used) provided by operating activities	(8,547)	10,340	2,367	4,160

Cash flows from investing activities:
Purchases of property and equipment	(28)	(13,068)	(1,843)	(14,939)

Net cash used by investing activities	(28)	(13,068)	(1,843)	(14,939)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(6,370)	(4,849)	(202)	(11,421)
Proceeds from obligations to financial institutions	17,385	6,900	—	24,285
Issuance of treasury stock	80	—	—	80
Net proceeds from issuance of stock	401	—	—	401

Net cash provided (used) by financing activities	11,496	2,051	(202)	13,345

Effect of exchange rate changes on cash	—	(7)	(28)	(35)

Net increase (decrease) in cash and cash equivalents	2,921	(684)	294	2,531
Cash and cash equivalents at beginning of period	142	1,586	568	2,296

Cash and cash equivalents at end of period	$3,063	$902	$862	$4,827

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures.

        As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. The Company's disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding MRG's board of directors and the board of advisors of Morton's Holdings, LLC, our direct parent. In addition, the table sets forth information regarding MRG's executive officers and certain of our other senior officers.

Name	Age	Position
Allen J. Bernstein	58	Chairman, President, Chief Executive Officer and Director; member of our parent's board of advisors
Thomas J. Baldwin	48	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director; member of our parent's board of advisors
John T. Bettin	48	President—Morton's of Chicago, Inc.
Roger J. Drake	43	Vice President of Communications
Allan C. Schreiber	63	Senior Vice President of Development
Klaus W. Fritsch	61	Vice Chairman and Co-Founder—Morton's of Chicago, Inc.
John K. Castle	63	Member of our parent's board of advisors
Lee M. Cohn	56	Member of our parent's board of advisors
Dr. John J. Connolly	64	Member of our parent's board of advisors
Laurence E. Paul	39	Member of our parent's board of advisors
Stephen E. Paul	36	Member of our parent's board of advisors
David B. Pittaway	52	Member of our parent's board of advisors
Dianne H. Russell	60	Member of our parent's board of advisors
Alan A. Teran	58	Member of our parent's board of advisors
Justin B. Wender	34	Member of our parent's board of advisors

        Allen J. Bernstein has been MRG's Chairman since February 2003. He previously was a director of MRG from December 1988 to July 2002, serving as Chairman from October 1994 through July 2002. He has been MRG's President since September 1997 and previously was President from December 1988 through October 1994. Mr. Bernstein has been a member of our parent's board of advisors since February 2003. Mr. Bernstein has worked in various aspects of the restaurant industry since 1970. Mr. Bernstein is also a director of Charlie Brown's Acquisition Corp., Luther's Acquisition Corp., Wilshire Restaurant Group, Inc. and McCormick and Schmick Holdings LLC, which are affiliates of Castle Harlan, Inc., and a director of Dave & Busters, Inc.

        Thomas J. Baldwin has been a director of MRG since February 2003 and previously was a director from November 1998 through July 2002. He has been MRG's Executive Vice President since January 1997. He previously served as MRG's Senior Vice President, Finance since June 1992, and Vice President, Finance since December 1988. In addition, Mr. Baldwin has been MRG's Chief Financial Officer and Treasurer since December 1988. In October 2002, Mr. Baldwin also became secretary after serving as assistant secretary since 1988. Mr. Baldwin has been a member of our parent's board of advisors since February 2003. His previous experience includes seven years at General Foods Corp., now part of Kraft Foods/Philip Morris Companies, Inc., where he worked in various financial management and accounting positions and two years at Citicorp where he served as Vice President responsible for strategic planning and financial analysis at a major corporate banking division. Mr. Baldwin is also a director of Charlie Brown's Acquisition Corp., which is an affiliate of Castle Harlan, Inc. Mr. Baldwin is a member of the Board of Directors of the March of Dimes Connecticut Division. Mr. Baldwin is a licensed certified public accountant in the State of New York.

        John T. Bettin has been President of Morton's of Chicago, Inc., MRG's indirect wholly-owned subsidiary, since July 1998. Prior to joining us, Mr. Bettin had been Executive Vice President of Capital Restaurant Concepts, Ltd. since April 1994. Previously, Mr. Bettin worked for Gilbert Robinson, Inc. where he served in various positions including Corporate Executive Chef, Vice President Operations and Senior Vice President Concept Development since 1975.

        Roger J. Drake has been MRG's Vice President of Communications since May 1999 and Director of Communications since February 1994. Mr. Drake previously owned and operated Drake Productions, a video and marketing communications company, from April 1987 to December 1993. Prior to that, Mr. Drake served as senior producer, editor and copywriter at Major League Baseball Productions, from May 1981 to June 1986.

        Allan C. Schreiber has been MRG's Senior Vice President of Development since January 1999, Vice President of Real Estate since January 1996 and Director of Real Estate since November 1995. Mr. Schreiber had been a Senior Managing Director at The Galbreath Company since 1991. Prior to joining Galbreath, he served as an Executive Vice President of National Westminster Bank USA from 1982 to 1991. Previously, Mr. Schreiber had been a Vice President and Division Executive of the Chase Manhattan Bank.

        Klaus W. Fritsch has been Vice Chairman of Morton's of Chicago, Inc., MRG's indirect wholly-owned subsidiary, since May 1992. Mr. Fritsch has been with Morton's of Chicago, Inc. since its inception in 1978, when he co-founded Morton's. After Mr. Arnold Morton ceased active involvement in 1987, Mr. Fritsch assumed all operating responsibilities as President, in which capacity he served until May 1992.

        John K. Castle has been a member of our parent's board of advisors since October 2002 and was a director of MRG from December 1988 through July 2002. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan, Inc. Immediately prior to forming Castle Harlan, Inc. in 1986, Mr. Castle was President and Chief Executive of Donaldson, Lufkin & Jenrette, Inc., one of the nation's leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Adobe Air Holdings, Inc., Advanced Accessory Systems, LLC, American Achievement Corporation, Wilshire Restaurant Group, Inc., and various private equity companies. Mr. Castle has also been elected to serve three, five-year terms as trustee of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees, the University Visiting Committee for The Harvard Business School and Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelors degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and an Honorary Doctorate of Humane Letters from New York Medical College.

        Lee M. Cohn has been a member of our parent's board of advisors since February 2003. He previously served as a director of MRG from August 1997 through July 2002. Mr. Cohn co-founded and has been the Chief Executive Officer of Big 4 Restaurants, Inc., located in Scottsdale, Arizona, since 1973. Mr. Cohn has served on the boards of Valley Big Brothers and the Phoenix Ballet Company and is an active member of The Phoenix Thunderbirds, The Fiesta Bowl Committee and the Young Presidents Organization. Mr. Cohn is a director of Luther's Acquisition Corp. and Wilshire Restaurant Group, Inc., which are affiliates of Castle Harlan, Inc.

        Dr. John J. Connolly has been a member of our parent's board of advisors since February 2003. Dr. Connolly previously served as a director of MRG from October 1994 through July 2002. He has been the President and Chief Executive Officer of Castle Connolly Medical Ltd. since 1992. He previously served as President and Chief Executive Officer of New York Medical College for over ten years. He serves on the President's Advisory Council of the United Hospital Fund, as a member of the Board of Advisors of the Whitehead Institute and as a director of the New York Business Group on Health. He also has served as Chairman of the Board of Trustees of St. Francis Hospital in Poughkeepsie and was the first Chairman of the Dutches County Industrial Development Agency. He is a fellow of the New York Academy of Medicine and is a founder and past Chairman of the American Lyme Disease Foundation. Dr. Connolly serves as a Trustee Emeritus and past Chairman of the Board of the Culinary Institute of America. Dr. Connolly also presently serves as a director of Dearborn Risk Management, Charlie Brown's Acquisition Corp., which is an affiliate of Castle Harlan, Inc., Gradipore, Inc. and as chairman and a director of AlphaGene, Inc.

        Laurence E. Paul has been a member of our parent's board of advisors since October 2002. Dr. Paul is a Managing Principal of Laurel Crown Capital, a private investment company. Dr. Paul was a Vice President of The Louis Berkman Company from May 2001 through September 2002. Formerly, Dr. Paul was a Managing Director at Donaldson, Lufkin & Jenrette, Inc. and then CS First Boston after Credit Suisse Group's purchase of Donaldson, Lufkin & Jenrette, Inc. He served at Donaldson, Lufkin & Jenrette, Inc. and its successor from 1994 through 2001. He is a director of Biovail Corporation and Ampco-Pittsburgh Corporation. In addition Dr. Paul serves on the boards of Harvard Medical School and the Biomedical Services division of the American Red Cross. Laurence E. Paul and Stephen E. Paul are brothers.

        Stephen E. Paul has been a member of our parent's board of advisors since October 2002. Mr. Paul is a Managing Principal of Laurel Crown Capital, a private investment company. Mr. Paul was a Vice President of The Louis Berkman Company from May 2001 through September 2002. Formerly, Mr. Paul was a Vice President of Business Development of eToys, Inc. since May 1998, and before that, an Associate at Donaldson, Lufkin & Jenrette, Inc., where he was employed from August 1995 to May 1998. Mr. Paul is a board member of Ampco-Pittsburgh Corporation and a trustee of The Loomis Chaffee School. Laurence E. Paul and Stephen E. Paul are brothers.

        David B. Pittaway has been a member of our parent's board of advisors since October 2002 and was a director of MRG from December 1988 through July 2002. He was a Vice President of MRG from December 1988 through May 1993 and Assistant Secretary from May 1988 through September 1993. Mr. Pittaway is currently the Senior Managing Director, Senior Vice President and Secretary of Castle Harlan, Inc. He has been with Castle Harlan, Inc. since 1987. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986. From 1987 to 1998 he was Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, where he is now a director and Vice Chairman. Prior thereto, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson, Lufkin & Jenrette, Inc. Mr. Pittaway is also a director of Dave & Busters, Inc., American Achievement Corporation, Equipment Support Services, Inc., Charlie Brown's Acquisition Corp., Luther's Acquisition Corp., Wilshire Restaurant Group, Inc., McCormick and Schmick Holdings LLC and The Dystrophic Epidermolysis Bullosa Research Association of America, Inc. Mr. Pittaway is a graduate of the University of Kansas (B.A. with Highest Distinction), and has both an M.B.A. with High Distinction (Baker Scholar) and a Juris Doctor degree from Harvard University.

        Dianne H. Russell has been a member of our parent's board of advisors since February 2003. She previously served as a director of MRG from May 1993 through July 2002. Ms. Russell is a Senior Vice President and Regional Managing Director of the Technology and Life Sciences Division of Comerica Bank (formerly Imperial Bank) in Boston, heading the Northeast Region. Formerly, Ms. Russell was President of Hyde Boston Capital, a financial consulting company, since January 1992, and before that, a Senior Vice President and Department Executive at BankBoston, N.A., a national bank, where she was employed from 1975 to 1991. Ms. Russell is the chair of the Financial Advisory Board of the Commonwealth of Massachusetts.

        Alan A. Teran has been a member of our parent's board of advisors since February 2003. He previously served as a director of MRG from May 1993 through July 2002. Mr. Teran was the President of Cork 'N Cleaver Restaurants from 1975 to 1981. Since 1981, Mr. Teran has been a principal in private restaurant businesses. Mr. Teran is currently a director of Charlie Brown's Acquisition Corp., which is an affiliate of Castle Harlan, Inc., and Good Times, Inc., and previously served on the board of Boulder Valley Bank and Trust.

        Justin B. Wender has been a member of our parent's board of advisors since April 2002. Mr. Wender is also a managing director of Castle Harlan, Inc. Prior to joining Castle Harlan, Inc. in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of Charlie Brown's Acquisition Corp. and McCormick & Schmick Management Group. Previously, Mr. Wender was a board member of Statia Terminals Group, N.V., Land 'N' Sea Distributing, Inc., MAG Aerospace Industries, Inc. and US Synthetic Corporation. Mr. Wender is a Cum Laude graduate of Carleton College and earned an MBA from the Wharton School at the University of Pennsylvania.

Audit Committee Financial Expert

        The Company's securities are not listed on any national securities exchange and the Company is not required to have an audit committee. The audit committee of our parent effectively functions as the audit committee of the Company. The board of advisors of our parent has determined that two members of its audit committee, David B. Pittaway and Laurence E. Paul, qualify as audit committee financial experts, but has not determined that Messrs. Pittaway and Paul are "independent" as defined in the listing standards of the New York Stock Exchange.

Code of Ethics

        As of the date of this Form 10-K, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company is currently in the process of developing a code of ethics for the above mentioned officers and employees of the Company.

Item 11. Executive Compensation

        The following table sets forth information regarding compensation for the last three fiscal years (ended January 4, 2004, December 29, 2002 and December 30, 2001, respectively) awarded to, earned by or paid to our Chief Executive Officer and the other four most highly compensated executive officers at the end of fiscal 2003:

	Annual Compensation(1)					Long-Term Compensation(2) Restricted Stock Awards ($)
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)			All Other Compensation ($)
Allen J. Bernstein Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	$ $ $	703,040 676,000 675,000	$ $	239,000 — 478,000	$7,986 — —	$ $ $	45,561 41,686 44,811	(3)(4) (5)(6) (7)(8)
Thomas J. Baldwin Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2003 2002 2001	$ $ $	276,640 266,000 265,788	$ $	100,000 — 200,000	$2,852 — —	$ $ $	5,300 300 4,550	(3)(4) (5) (7)(8)
Allan C. Schreiber Senior Vice President of Development	2003 2002 2001	$ $ $	195,520 188,000 187,846	$ $	50,000 — 150,000	$150 — —	$ $ $	5,300 1,565 4,550	(3)(4) (5)(6) (7)(8)
Klaus W. Fritsch Vice Chairman and Co-Founder of Morton's of Chicago, Inc.	2003 2002 2001	$ $ $	182,000 175,000 174,269	$ $	60,000 — 120,000	$500 — —	$ $ $	2,575 314 1,979	(3)(4) (6) (7)(8)
John T. Bettin President of Morton's of Chicago, Inc.	2003 2002 2001	$ $ $	260,000 250,000 249,616	$ $	75,000 — 150,000	$1,711 — —	$ $ $	5,377 580 4,610	(3)(4) (6) (7)(8)

(1)
Includes cash bonuses paid in the referenced fiscal year with respect to services rendered in the prior fiscal year. Excludes cash bonuses paid in the following fiscal year with respect to services rendered in the referenced fiscal year. No cash bonuses were paid in fiscal 2002 with respect to services rendered in fiscal 2001. Cash bonuses totaling $918,000 for these officers were paid in fiscal 2004 with respect to services rendered in fiscal 2003.

(2)
Represents the dollar value of common units of MHLLC, which were granted, subject to vesting, in August 2003 to Allen J. Bernstein (798,627 common units), Thomas J. Baldwin (285,224 common units), Allan C. Schreiber (15,000 common units), Klaus W. Fritsch (50,000 common units) and John T. Bettin (171,131 common units). The number and value of the aggregate restricted common units held by each of the executive officers at the end of fiscal 2003 is the same as set forth in the table and in the immediately preceding sentence. See "—Employee Subscription Agreements."

(3)
Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Klaus W. Fritsch ($1,044) and John T. Bettin ($377).

(4)
Includes employer contributions made by us pursuant to the Morton's of Chicago, Inc. Profit Sharing and Cash Accumulation Plan (the "Morton's Plan"), which is a retirement plan intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of Allen J. Bernstein ($5,000), Thomas J. Baldwin ($5,000), Allan C. Schreiber ($5,000), Klaus W. Fritsch ($1,531) and John T. Bettin ($5,000).

(5)
Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), and Allan C. Schreiber ($300).

(6)
Includes employer contributions made by us pursuant to the Morton's Plan for the benefit of Allen J. Bernstein ($1,125), Allan C. Schreiber ($1,265), Klaus W. Fritsch ($314) and John T. Bettin ($580).

(7)
Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Klaus W. Fritsch ($642) and John T. Bettin ($360).

(8)
Includes employer contributions made by us pursuant to the Morton's Plan for the benefit of Allen J. Bernstein ($4,250), Thomas J. Baldwin ($4,250), Allan C. Schreiber ($4,250), Klaus W. Fritsch ($1,337) and John T. Bettin ($4,250).

Compensation of Directors

        MRG directors do not receive director's fees. Members of the board of advisors of our parent other than Messrs. Baldwin, Bernstein, Castle, L. Paul, S. Paul, Pittaway and Wender are entitled to receive director's fees at the rate of $15,000 per year. All members of MRG's board of directors and of our parent's board of advisors are reimbursed for actual expenses incurred in connection with attendance at meetings of the board and of committees of the board.

Compensation Committee Interlocks and Insider Participation

        Other than Messrs. Bernstein and Baldwin, who are executive officers and members of MRG's board of directors and our parent's board of advisors, there are no compensation committee interlocks (i.e., no executive officer of ours or of our parent serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors or our parent's board of advisors).

Employment Agreements

General

        We have employment agreements with Messrs. Bernstein and Baldwin. Mr. Bernstein's employment agreement extends until December 31, 2007, but beginning on January 1, 2005, the employment term under his employment agreement will continue such that at any date, three years always remain on the term, unless his employment agreement is terminated at any time as discussed below. Mr. Baldwin's employment agreement extends until December 31, 2005, but beginning on January 1, 2004, the employment term under his employment agreement continues such that at any date, two years always remain on the term, unless his employment agreement is terminated at any time as discussed below. As of the date of this Form 10-K, Mr. Bernstein's annual base salary is $724,000 and Mr. Baldwin's is $285,000. Their agreements provide for their annual base salaries to be increased each year to reflect the rate of increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers. Mr. Bernstein is eligible for an annual bonus based on our profitability targets. If we attain between 50% and 150% of the applicable target, the bonus amount for Mr. Bernstein will be 1.2% of his base salary for every 1% of the target achieved between 50% and 150%. If we attain 150% or more of the target, the bonus will be 120% of Mr. Bernstein's base salary. Mr. Baldwin may receive annual bonuses at our discretion. Both Messrs. Bernstein and Baldwin are eligible to participate in our benefit programs that are in effect for executive personnel. We also pay the membership dues for Mr. Bernstein's membership in a professional organization and the reasonable expenses incurred by Mr. Bernstein to attend the meetings and conferences of such organization. Mr. Bernstein is provided with an automobile and driver at our expense and Mr. Baldwin is provided with an automobile allowance.

Termination Provisions

        If Mr. Bernstein's employment is terminated by us other than for "cause" related reasons (as described in his employment agreement) or by Mr. Bernstein with "good reason" related reasons (as described in his employment agreement), Mr. Bernstein would be entitled to payments of base salary (x) if prior to January 1, 2005, for the number of months from the date of termination until December 31, 2007 or (y) if on or after January 1, 2005, for a period of 36 months after termination of employment. Upon such a termination, for the same period of time, Mr. Bernstein also would continue to receive reimbursements for the costs and expenses associated with his automobile and driver and membership fees for the professional organization.

        Instead of receiving the termination payments described above, Mr. Bernstein may elect, until January 1, 2005, that we pay to him a lump sum equal to the number of months from (x) or (y) above, multiplied by $67,800. In all cases, Mr. Bernstein would be required to seek alternative employment. After Mr. Bernstein obtains alternative employment, we would only be required to pay to Mr. Bernstein (if he has not made a lump sum election) $50,600 per month for the number of months from (x) or (y) above or, if he has made a lump sum election, Mr. Bernstein would be required to repay us $17,366 multiplied by the difference between the number of months from (x) or (y) above and the number of months between his termination and when his alternative employment begins.

        If Mr. Baldwin's employment is terminated by us other than for "cause" related reasons (as described in his employment agreement) or by Mr. Baldwin with "good reason" related reasons (as described in his employment agreement), we would be required to pay to Mr. Baldwin a lump sum of (x) if prior to January 1, 2004, his base salary for the number of months from the date of termination until December 31, 2005 or (y) if on or after January 1, 2004, $692,664. Mr. Baldwin would be required to seek alternative employment. After Mr. Baldwin obtains alternative employment, Mr. Baldwin would be required to repay us $7,392 multiplied by the difference between (x) if prior to January 1, 2004, (i) the number of months until December 31, 2005 and (ii) the number of months between the date of termination and the date his alternative employment begins or (y) if on or after January 1, 2004, (i) 24 months and (ii) the number of months between the date of termination and the date his alternative employment begins.

Employee Subscription Agreements

        Certain of our executives and other employees have been granted common units of MHLLC, our parent, pursuant to Employee Subscription Agreements. The form of the Employee Subscription Agreement was adopted on August 27, 2003. These common units are subject to vesting. Fifty percent of the granted common units will vest upon certain dates if the employee is employed as of such date.

        For selected employees employed as of July 25, 2002 in "qualified positions" (as determined by our parent's board of advisors), the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
July 25, 2005	40%
July 25, 2006	70%
July 25, 2007	100%

        For selected employees not employed as of July 25, 2002 in "qualified positions," the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
Third anniversary of date of grant	40%
Fourth anniversary of date of grant	70%
Fifth anniversary of date of grant	100%

        In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, CHP III achieves an internal rate of return of at least 30% and the employee is employed as of such date.

        Upon a termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of our parent's operating agreement. Stock-based employee compensation expense related to this plan will be charged to MRG based on the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The FASB recently indicated that it plans to require stock based employee compensation to be measured at fair value and recorded as a charge to earnings pursuant to a standard it is currently deliberating, which it believes will become effective during late 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        MRG is a wholly-owned subsidiary of MHLLC, our parent. As of January 4, 2004, our parent's outstanding capitalization consisted of 9,697,614 common units (not including unvested common units granted, subject to vesting, to certain executives and other employees) and 96,976.14 preferred units. The following table sets forth information with respect to the beneficial ownership of our parent's units as of January 4, 2004 by:

  •
  each person who is known by us to beneficially own 5% or more of the outstanding units;

  •
  each member of MRG's board of directors and of our parent's board of advisors;

  •
  each of our executive officers named in the Summary Compensation Table; and

  •
  all members of our parent's board of advisors and our executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To our knowledge, each of the holders of units listed below has sole voting and investment power as to the units owned unless otherwise noted.

Name and Address of Beneficial Owner	Number of Common Units	Percentage of Total Common Units (%)	Number of Preferred Units	Percentage of Total Preferred Units (%)
Castle Harlan Partners III, L.P.(1)(2)	7,355,981	75.85	73,559.81	75.85
Laurel Crown Capital, LLC: Series One—LC/Morton's(3)	1,998,002	20.60	19,980.02	20.60
Allen J. Bernstein(4)	288,711	2.98	2,887.11	2.98
Thomas J. Baldwin(4)	31,419	*	314.19	*
Allan C. Schreiber(4)	—	*	—	*
Klaus W. Fritsch(4)	11,888	*	118.88	*
John T. Bettin(4)	—	*	—	*
John K. Castle(1)(5)	7,355,981	75.85	73,559.81	75.85
Lee M. Cohn(4)	—	*	—	*
Dr. John J. Connolly(4)	—	*	—	*
Laurence E. Paul(3)	—	*	—	*
Stephen E. Paul(3)	—	*	—	*
David B. Pittaway(1)	5,319	*	53.19	*
Dianne H. Russell(4)	—	*	—	*
Alan A. Teran(4)	—	*	—	*
Justin B. Wender(1)	—	*	—	*
All advisors and executive officers as a group (15 persons, including those listed above)(5)	7,693,318	79.33	76,933.18	79.33

*
Represents less than 1%.

(1)
The address for Castle Harlan Partners III, L.P. and for each of such members of our parent's board of advisors is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(2)
Includes 3,492.90 common units and 3,492.90 preferred units held by related entities, all of which may be deemed to be beneficially owned by Castle Harlan Partners III, L.P. Castle Harlan Partners III, L.P. disclaims beneficial ownership of these units.

(3)
The address for Laurel Crown Capital, LLC: Series One—LC/Morton's and each of such members of our parent's board of advisors is 1620 26th Street, South Tower, Suite 300, Santa Monica, California 90404.

(4)
The address for each of our officers and each of such members of our parent's board of advisors is c/o Morton's Restaurant Group, Inc., 3333 New Hyde Park Road, Suite 210, New Hyde Park, New York 11042.

(5)
John K. Castle, a member of our parent's board of advisors, is the controlling stockholder of Castle Harlan Partners III, G.P., Inc., the general partner of the general partner of Castle Harlan Partners III, L.P., and as such may be deemed to be a beneficial owner of the units owned by Castle Harlan Partners III, L.P. and its affiliates. Mr. Castle disclaims beneficial ownership of such units in excess of his proportionate partnership share of Castle Harlan Partners III, L.P. and its affiliates.

Item 13. Certain Relationships and Related Transactions

Management Agreement

        On July 25, 2002, at the closing of our acquisition by CHP III and certain other investors, Morton's Holdings, LLC, MRG's direct parent, entered into a management agreement with Castle Harlan, Inc., which was amended as of July 7, 2003. Pursuant to the management agreement, Castle Harlan, Inc. agreed to provide business and organizational strategy, financial and investment management, advisory and merchant and investment banking services to our parent and its subsidiaries upon the terms and conditions set forth in the management agreement. As compensation for those services, our parent agreed to pay Castle Harlan, Inc. fees equal to $2.8 million per year, which fees may be increased pursuant to the terms of the management agreement to an amount not exceeding $3.5 million in any year, plus out of pocket expenses. These fees and expenses are paid by MRG and may be paid to the extent permitted by the indenture. See Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. These obligations under the management agreement are subordinated to all obligations of MRG under the indenture and our working capital facility. The agreement is for an initial term expiring December 31, 2007, renewable automatically from year to year thereafter unless one of the parties gives notice of its desire to terminate within 90 days before the expiration of the initial term or any subsequent one-year renewal thereof, except that our parent may terminate only after CHP III and its affiliates cease to own a specified percentage of our parent's common units. Our parent has agreed to indemnify Castle Harlan, Inc. against losses, claims, damages, liabilities, costs and expenses relating to its performance of its duties under the management agreement, other than such of the foregoing resulting from Castle Harlan, Inc.'s gross negligence or willful misconduct. In October 2002, Castle Harlan, Inc., Laurel Crown Capital, LLC: Series One—LC/Morton's ("Laurel Crown") and our parent entered into a letter agreement, pursuant to which Castle Harlan, Inc. agreed to provide a portion of the annual fee to Laurel Crown in exchange for Laurel Crown's assistance in providing the services to our parent under the management agreement. Our parent has agreed to indemnify Laurel Crown against losses, claims, damages, liabilities, costs and expenses relating to its performance of its duties, other than such of the foregoing resulting from Laurel Crown's gross negligence or willful misconduct.

Certain Equity Arrangements

        Employee Subscription Agreements.    Certain members of our executive management team own and/or have been granted, subject to vesting, common units of Morton's Holdings, LLC, our parent.

        Advisor Designation Rights.    Our parent's operating agreement, as amended, establishes an advisory board to manage our parent's business. Pursuant to the operating agreement, Laurel Crown is permitted to appoint two advisors to our parent's board of advisors and CHP III is permitted to appoint three advisors, in each case so long as certain conditions are met. In addition, CHP III may increase the number of advisors that it appoints so long as it continues to own a specified percentage of the total issued and outstanding common units of our parent.

Other

        Our Acquisition.    On March 26, 2002, in connection with our acquisition by CHP III and certain other investors, we entered into a merger agreement with our parent and a wholly-owned subsidiary of our parent, both of which were formed by CHP III to effect the merger. In general, pursuant to the merger agreement, as amended, each issued and outstanding share of MRG common stock immediately prior to the merger was converted into the right to receive a cash payment of $17.00 per share, except that shares of MRG common stock held by us (including treasury shares) or our parent (including shares transferred to our parent by certain of our executives in exchange for an ownership interest in our parent) were canceled without any payment therefor. Each outstanding option to purchase shares of MRG common stock was canceled at the effective time of the merger, and each option holder (including our executives) became entitled to receive a cash payment, without interest, equal to the difference between $17.00 and the exercise price of the option, multiplied by the number of shares subject to the option. Options with an exercise price equal to or greater than $17.00 per share, however, were canceled at the effective time of the merger without any payment or other consideration. On July 25, 2002, the merger was consummated and we became a wholly-owned subsidiary of our parent.

        Our Prior Credit Facility.    On October 21, 1996, Fleet, which was previously the sole provider of our prior credit facility, syndicated a portion of our prior credit facility to Comerica Bank (formerly Imperial Bank). Dianne H. Russell is a senior officer of Comerica Bank as well as a member of the board of advisors of our parent. Fleet also had syndicated portions of our prior credit facility to First Union National Bank (formerly First Union Corporation), JPMorganChase Bank and LaSalle Bank National Association. We used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility.

        Payment of Parent Expenses.    Expenses of our parent, including management fees, director's fees, taxes and legal and other expenses are paid by MRG. See "Executive Compensation—Compensation of Directors" and "—Management Agreement" for a discussion of management fees and director's fees payable by our parent.

Item 14. Principal Accountant Fees and Services

        The Board of Directors appointed the firm of KPMG LLP, independent public accountants ("KPMG"), to audit the books, records and accounts of MRG and its subsidiaries for the fiscal year ended January 4, 2004.

        The Audit Committee of MHLLC (the "Audit Committee") approves in advance all services rendered by KPMG to MRG and its subsidiaries and approves all fees paid to KPMG. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by KPMG. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by KPMG during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of KPMG.

        For the fiscal years ended January 4, 2004 and December 29, 2002, KPMG was paid the following fees for services provided to MRG and its subsidiaries:

	Fiscal 2003	Fiscal 2002
Audit Fees(1)	$291,808	$179,070
Audit-Related Fees	—	—
Tax Fees(2)	5,500	8,000
All Other Fees(3)	210,500	—

(1)
Includes fees for professional services performed by KPMG for the audit of the annual financial statements for MRG and its subsidiaries and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
For fiscal 2002 and fiscal 2003, tax fees consist principally of fees related to the preparation of the tax returns for the Company's employee benefit plans.

(3)
For fiscal 2003, all other fees consist principally of fees for the examination of the offering circular and registration statement on Form S-4 in connection with the Company's 7.5% senior secured notes offering.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1) All Financial Statements The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.
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
(b)	Reports on Form 8-K: None.
(c)	Reference is made to Item 15(a)(3) above.
(d)	Reference is made to Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON'S RESTAURANT GROUP, INC. (Registrant)
Date March 12, 2004	By:	/s/ ALLEN J. BERNSTEIN Allen J. Bernstein Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Date March 12, 2004	By:	/s/ THOMAS J. BALDWIN Thomas J. Baldwin Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 12, 2004	By:	/s/ ALLEN J. BERNSTEIN Allen J. Bernstein Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Date March 12, 2004	By:	/s/ THOMAS J. BALDWIN Thomas J. Baldwin Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

        The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 26, 2002, by and among Morton's Holding's, Inc., Morton's Acquisition Company and Morton's Restaurant Group, Inc. (included as an exhibit to Morton's Restaurant Group, Inc.'s Form 8-K, dated March 26, 2002, and incorporated by reference)
2.1(a)	Amendment No. 1 to Merger Agreement, dated June 15, 2002 (included as an appendix to Morton's Restaurant Group, Inc.'s Schedule 14A, dated June 18, 2002, and incorporated by reference)
2.1(b)	Amendment No. 2 to Merger Agreement, dated June 28, 2002 (included as an exhibit to Morton's Restaurant Group, Inc.'s Schedule 13E-3/A, filed on July 12, 2002, and incorporated by reference)
2.1(c)	Amendment No. 3 to Merger Agreement, dated July 9, 2002 (included as an exhibit to Morton's Restaurant Group, Inc.'s Schedule 13E-3/A, filed on July 12, 2002, and incorporated by reference)
2.1(d)	Amendment No. 4 to Merger Agreement, dated July 15, 2002 (included as an exhibit to Morton's Restaurant Group, Inc.'s Schedule 13E-3/A, filed on July 17, 2002, and incorporated by reference)
3.1
Amended and Restated Certificate of Incorporation of Morton's Restaurant Group, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
3.2
Amended and Restated By-Laws of Morton's Restaurant Group, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
4.1
Indenture, dated as of July 7, 2003, between Morton's Restaurant Group, Inc., as Issuer, the subsidiaries of Morton's Restaurant Group, Inc. party thereto, as Guarantors, and The Bank of New York, as Trustee (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
4.2
Form of 7 1/2% Senior Secured Notes due 2010 (included in Exhibit 4.1 to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
4.3
Registration Rights Agreement, dated July 7, 2003, between Morton's Restaurant Group, Inc., the subsidiaries of Morton's Restaurant Group, Inc. party thereto and Jefferies & Company, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
4.4	Form of Guarantee (included in Exhibit 4.1 to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.5
Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton's Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2004 (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
4.6
Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton's Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2005 (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.1+
Morton's of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton's Restaurant Group, Inc.'s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)
10.2
Commercial Lease, between American National Investor Services, Inc. and Morton's of Chicago, Inc., dated October 15, 1992, relating to the executive offices located at 350 West Hubbard Street, Chicago, Illinois (included as an exhibit to Morton's Restaurant Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference)
10.3
Commercial Lease, between X-Cell Realty Associates and Morton's Restaurant Group, Inc., dated January 18, 1994, relating to the executive offices located at 3333 New Hyde Park Road, Suite 210, New Hyde Park, New York 11042 (included as an exhibit to Morton's Restaurant Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference)
10.4
Loan and Security Agreement, dated July 7, 2003, between Morton's Restaurant Group, Inc. and Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.4(a)
Extension Letter, dated as of July 11, 2003, between Wells Fargo Foothill, Inc. and Morton's Restaurant Group, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.5
Security Agreement, dated July 7, 2003, by Morton's Restaurant Group, Inc. and the subsidiaries of Morton's Restaurant Group, Inc. party thereto in favor of the Bank of New York (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.6
Pledge Agreement, dated July 7, 2003, between Morton's Restaurant Group, Inc., the subsidiaries of Morton's Restaurant Group, Inc. party thereto and the Bank of New York (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.7
Trademark Security Agreement, dated July 7, 2003, by Morton's of Chicago, Inc. in favor of the Bank of New York (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.8
Trademark Security Agreement, dated July 7, 2003, by Bertolini's Restaurants, Inc. in favor of the Bank of New York (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.9
Security Agreement, dated July 7, 2003, by the subsidiaries of Morton's Restaurant Group, Inc. party thereto in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.10
Guarantee, dated July 7, 2003, by the subsidiaries of Morton's Restaurant Group, Inc. party thereto in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.11
Stock Pledge Agreement, dated July 7, 2003, between Morton's Restaurant Group, Inc., the subsidiaries of Morton's Restaurant Group, Inc. party thereto and Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.12
Trademark Security Agreement, dated July 7, 2003, by Morton's of Chicago, Inc. in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.13
Trademark Security Agreement, dated July 7, 2003, by Bertolini's Restaurants, Inc. in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.14
Intercompany Subordination Agreement, dated July 7, 2003, between Morton's Restaurant Group, Inc. and the subsidiaries of Morton's Restaurant Group, Inc. party thereto in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.15
Intercreditor and Lien Subordination Agreement, dated July 7, 2003, among the Bank of New York and Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.16
Promissory Note, dated March 4, 1997, between CNL Financial I, Inc., as Lender, and Morton's of Chicago, Inc. (included as an exhibit to Morton's Restaurant Group, Inc.'s Annual Report on Form 10-K for the year ended December 29, 1996, and incorporated by reference)
10.17+
Third Amended and Restated Employment Agreement, dated January 1, 2003, between Morton's Restaurant Group, Inc. and Allen J. Bernstein (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.18+
Amended and Restated Employment Agreement, dated January 1, 2003, between Morton's Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.19
Merrill Lynch Pledged Account Control Agreement, dated as of September 12, 2003, by and among Morton's Restaurant Group, Inc., Wells Fargo Foothill, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.20
Irrevocable Assignment, dated as of September 10, 2003, by and among Morton's Restaurant Group, Inc., Wells Fargo Foothill, Inc. and Paymentech, LP (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.21
Assignment of Credit Card Receivables, dated as of September 10, 2003, made by Morton's Restaurant Group, Inc. in favor of Wells Fargo Foothill, Inc. and sent to American Express Travel Related Services Company, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.22
Account Control Agreement, dated as of September 10, 2003, by and among Morton's Restaurant Group, Inc., Wells Fargo Foothill, Inc. and Citibank, N.A. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.23
Pledged Deposit Account Agreement, dated as of September 10, 2003, by and among Morton's Restaurant Group, Inc., Wells Fargo Foothill, Inc. and LaSalle Bank National Association (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
10.24*+	Form of Indemnification Agreement for directors and executive officers
21.1
List of Subsidiaries of Morton's Restaurant Group, Inc. (included as an exhibit to Amendment No. 1 to Morton's Restaurant Group, Inc.'s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)
31.1*	Certification of Chief Executive Officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

+
Management contracts or compensatory plans or arrangements.

QuickLinks

Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial and Operating Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Comparable Restaurant Revenues
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Independent Auditors' Report
MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets January 4, 2004 and December 29, 2002 (amounts in thousands)
MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Balance Sheets (continued) January 4, 2004 and December 29, 2002 (amounts in thousands, except share and per share amounts)
MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Operations Successor Period and Predecessor Period (amounts in thousands)
MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Stockholder's Equity Successor Period and Predecessor Period (amounts in thousands, except share and per share amounts)
MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Successor Period and Predecessor Period (amounts in thousands)
MORTON'S RESTAURANT GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 4, 2004, December 29, 2002 and December 30, 2001
Supplemental Consolidating Balance Sheet January 4, 2004 (Successor Period)
Supplemental Consolidating Balance Sheet January 4, 2004 (Successor Period)
Supplemental Consolidating Balance Sheet December 29, 2002 (Successor Period) Restated
Supplemental Consolidating Balance Sheet December 29, 2002 (Successor Period) Restated
Supplemental Consolidating Statement of Operations Fiscal Year Ended January 4, 2004 (Successor Period)
Supplemental Consolidating Statement of Operations July 25, 2002 to December 29, 2002 (Successor Period) Restated
Supplemental Consolidating Statement of Operations December 31, 2001 to July 24, 2002 (Predecessor Period) Restated
Supplemental Consolidating Statement of Operations Fiscal Year Ended December 30, 2001 (Predecessor Period) Restated
Supplemental Consolidating Statement of Cash Flows Fiscal Year Ended January 4, 2004 (Successor Period)
Supplemental Consolidating Statement of Cash Flows July 25, 2002 to December 29, 2002 (Successor Period) Restated
Supplemental Consolidating Statement of Cash Flows December 31, 2001 to July 24, 2002 (Predecessor Period) Restated
Supplemental Consolidating Statement of Cash Flows Fiscal Year Ended December 30, 2001 (Predecessor Period) Restated
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures.
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Part IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS