Form 10-Q
period 2004-04-04
MORTONS RESTAURANT GROUP INC
filed 2004-05-17
CIK 883981

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	1-12692

MORTON’S RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3490149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3333 New Hyde Park Road, Suite 210, New Hyde Park, New York	11042
(Address of principal executive offices)	(Zip code)

516-627-1515
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ or No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒.

As of May 17, 2004, the registrant had 1,000 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.  Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	April 4, 2004	January 4, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,884	$17,997
Restricted cash	1,173	1,100
Accounts receivable	4,810	3,829
Inventories	8,991	9,094
Prepaid expenses and other current assets	4,645	5,069
Deferred income taxes	6,212	7,076

Total current assets	40,715	44,165

Property and equipment, at cost:
Furniture, fixtures and equipment	14,578	14,131
Buildings and leasehold improvements	38,677	38,667
Land	8,474	8,474
Construction in progress	643	338
	62,372	61,610
Less accumulated depreciation and amortization	8,876	7,500
Net property and equipment	53,496	54,110

Intangible asset	92,000	92,000
Goodwill	61,552	61,552
Other assets and deferred expenses, net	10,619	10,360
	$258,382	$262,187

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	April 4 2004	January 4, 2004
	(unaudited)
Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$5,507	$6,111
Accrued expenses	27,601	27,955
Current portion of obligations to financial institutions	485	658
Accrued income taxes	137	296

Total current liabilities	33,730	35,020

7.5% senior secured notes, net of unamortized discount of $14,572 and $14,987 at April 4, 2004 and January 4, 2004	90,428	90,013
Obligations to financial institutions, less current maturities	7,032	12,274
Deferred income taxes	20,471	20,471
Other liabilities	2,521	2,087

Total liabilities	154,182	159,865

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at April 4, 2004 and January 4, 2004	—	—
Additional paid-in capital	97,076	97,075
Accumulated other comprehensive income	96	128
Retained earnings	7,028	5,119

Total stockholder’s equity	104,200	102,322

	$258,382	$262,187

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(amounts in thousands)

	Three month periods ended
	April 4, 2004	March 30, 2003
		Restated (see Note 2)
	(unaudited)
Revenues	$72,981	$65,116

Food and beverage costs	24,472	21,995
Restaurant operating expenses	32,201	30,125
Pre-opening costs, depreciation, amortization and non-cash charges	2,031	2,438
General and administrative expenses	4,886	4,036
Marketing and promotional expenses	2,629	1,467
Costs associated with the repayment of certain debt	264	—
Interest expense, net	3,071	1,641
Management fee paid to related party	700	700

Income before income taxes	2,727	2,714

Income tax expense	818	802

Net income	$1,909	$1,912

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	April 4, 2004	March 30, 2003
		Restated (see Note 2)
	(unaudited)
Cash flows from operating activities:
Net income	$1,909	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	2,729	1,756
Deferred income taxes	864	1,317
Change in assets and liabilities:
Accounts receivable	(982)	2,272
Income taxes receivable	—	250
Inventories	96	347
Prepaid expenses and other assets	467	1,007
Accounts payable, accrued expenses and other liabilities	(1,059)	(7,294)
Accrued income taxes	(163)	771
Net cash provided by operating activities	3,861	2,338

Cash flows from investing activities:
Purchases of property and equipment	(1,011)	(1,689)
Net cash used in investing activities	(1,011)	(1,689)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(5,415)	(2,337)
Proceeds from obligations to financial institutions	—	1,900
Payment of deferred financing costs	(468)	—
Increase in restricted cash	(73)	—
Net cash used in financing activities	(5,956)	(437)

Effect of exchange rate changes on cash	(7)	26

Net (decrease) increase in cash and cash equivalents	(3,113)	238

Cash and cash equivalents at beginning of period	17,997	1,703

Cash and cash equivalents at end of period	$14,884	$1,941

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

April 4, 2004 and March 30, 2003

1)                                     Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended January 4, 2004.

The accompanying consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions relating to the reported amount of assets, liabilities, revenues and expenses reported during the period.  Actual results could differ from those estimates.

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week will be added.  Fiscal 2003 was a 53 week year.

2)                                     Restatement of Consolidated Financial Statements

The effect of the restatement discussed herein on the Company’s results as of and for the fiscal year ended January 4, 2004 was reflected in the Company’s Annual Report on Form 10-K. The Company has restated its consolidated financial statements for the three month period ended March 30, 2003 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold.  The effect of the restatement was to reduce revenues for the three month period ended March 30, 2003 in the amount of $137,000.  The restatement had no effect on the Company’s net operating cash position.  The impact of the above-mentioned restatement on the consolidated statement of income for the three month period ended March 30, 2003 is as follows (amounts in thousands):

	Three month period ended March 30, 2003
	Reported	Restated
Revenues	$65,253	$65,116
Income before income taxes	2,851	2,714
Income tax expense	855	802
Net income	1,996	1,912

3)                                     Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company paid cash interest, net of amounts capitalized, of approximately $495,000 and $1,795,000, and income taxes of approximately $120,000 and $85,000, for the three month periods ended April 4, 2004 and March 30, 2003, respectively.

4)                                     Restricted Cash

Restricted cash of $1,173,000 and $1,100,000 as of April 4, 2004 and January 4, 2004, respectively, represents cash collateral relating to two interest rate swap agreements with Bank of America, formerly Fleet National Bank (“B of A”). See Note 6.

5)                                     Intangible Asset and Goodwill

The identifiable intangible asset acquired represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization, but is subject to impairment testing. The trade name is used in the advertising and marketing of the restaurants and is widely recognized and accepted by consumers in its respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of costs over fair value of assets of the business acquired.

6)                                     Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  As of April 4, 2004, the Company’s derivative financial instruments consist of two interest rate swap agreements with notional amounts of $20,000,000 each. Prior to the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from our 7.5% senior secured notes offering, the interest rate swap agreements were originally designated as cash flow hedges for purposes of SFAS No. 133. As a result of such repayment, these two interest rate swap agreements, which are due to expire on October 24, 2004 and October 24, 2005, are accounted for as speculative instruments and resulting changes in their fair market value have been charged or credited to the consolidated statement of income.  As of April 4, 2004, and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $689,000 and $723,000, respectively.  The change in the fair market value has been recognized in interest expense, net in the consolidated statement of income for the three month period ended April 4, 2004.

7)                                     Comprehensive Income

The components of comprehensive income for the three month periods ended April 4, 2004 and March 30, 2003 are as follows:

	Three month periods ended
	April 4, 2004	March 30, 2003
		Restated
Net income	$1,909	$1,912
Other comprehensive income (loss):
Foreign currency translation	(32)	(11)
Change in fair value of interest rate swap agreements	—	(79)
Total comprehensive income	$1,877	$1,822

8)                                     Morton’s 90 West Street, NY

As a result of the impact of the World Trade Center terrorist attacks on September 11, 2001, the Morton’s steakhouse restaurant located at 90 West Street, New York, New York, two blocks from the World Trade Center was closed permanently due to structural damage.  During the three month period ended March 30, 2003, the Company recorded a benefit in “Restaurant operating expenses” in the accompanying consolidated statement of income of approximately $514,000 representing business interruption insurance recovery related to costs incurred from the closing of that restaurant.  There were no comparable benefits recorded during the three month period ended April 4, 2004.  During March 2004, the Company received $1,007,000 for such insurance.  As of April 4, 2004, cumulative benefits recorded were $3,619,000 and cumulative amounts received were $3,619,000 for this insurance. Based on the insurance policy coverage, the Company believes that additional benefits will be recorded in fiscal 2004 and possibly in future periods relating to future insurance recoveries, although there is no assurance that any future recoveries will be received.

9)                                     Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of our parent (“MHLLC”), which represent an ownership interest in MHLLC, pursuant to employee subscription agreements.  MHLLC’s Board approved 1,711,344 units available for grant of which 1,497,585 were granted on August 26, 2003.  On August 26, 2003, the fair value of each common unit granted was $0.01.  Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting.  Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date.  In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date.  Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement.  Stock-based employee compensation expense related to this plan will be charged to the Company based on the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the Company recognized compensation expense relating to the vesting of common units granted in our consolidated statement of income for the three month period ended April 4, 2004.  The compensation expense recorded during the three month period ended April 4, 2004, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the period from January 5, 2004 to April 4, 2004.  The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period.  Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

Activity relating to the common units granted pursuant to employee subscription agreements during the three month period ended April 4, 2004 is as follows:

Unvested common units outstanding as of January 4, 2004	1,482,385
Granted units	—
Vested units	—
Forfeited units	3,400
Unvested common units outstanding as of April 4, 2004	1,478,985

As of April 4, 2004, there were 232,359 common units available for grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The application of the disclosure portion of this standard did not have any impact on our consolidated financial statements.  The financial and accounting standards board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which it believes will become effective during 2004.  We will continue to monitor its progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

10)                              Financial Information about Geographic Areas

Income before income taxes for the Company’s domestic and foreign operations are as follows:

	Three month periods ended
	April 4, 2004	March 30, 2003
		Restated
Domestic	$2,344	$2,601
Foreign	383	113
Total	$2,727	$2,714

11)                              Restaurant Activity

In January 2003, the Company closed the Morton’s steakhouse in Hong Kong Central. In August 2003, the Company closed the Morton’s steakhouse in Addison, Texas. No restaurants were opened or closed during the three month period ended April 4, 2004.

(12)                          Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock, liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations, but there has been no determination to date. The Company believes that the allegations are without merit and intends to contest them vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources.

(13)                          Supplemental Condensed Consolidating Financial Information

The obligations of Morton’s Restaurant Group, Inc. (the “Issuer”) related to the 7.5% senior secured notes are fully and unconditionally guaranteed on a joint and several basis and on a senior basis by certain of the Company’s wholly-owned domestic subsidiaries (the “Guarantors”). These guarantees are senior secured obligations of the Guarantors, subject to liens permitted under the indenture governing the 7.5% senior secured notes, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law and certain contractual restrictions, which do not exceed 25% of consolidated net assets of any Guarantor, that are permitted under the indenture governing the 7.5% senior secured notes. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of income and statements of cash flows for the Issuer, domestic subsidiaries of the Company that are Guarantors and foreign subsidiaries and domestic subsidiaries of the Company that are not Guarantors (collectively, the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

Supplemental Consolidating Balance Sheet

April 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14,304	$37	$543	$—	$14,884
Restricted cash	1,173	—	—	—	1,173
Accounts receivable	51	4,551	208	—	4,810
Inventories	—	8,464	527	—	8,991
Prepaid expenses and other current assets	224	4,353	68	—	4,645
Deferred income taxes	2,899	3,313	—	—	6,212

Total current assets	18,651	20,718	1,346	—	40,715

Property and equipment, net	117	52,017	1,362	—	53,496
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	9,187	3,704	248	(2,520)	10,619
Amounts due from affiliates	141,551	23,256	4,710	(169,517)	—
	$169,506	$253,247	$7,666	$(172,037)	$258,382

Supplemental Consolidating Balance Sheet

April 4, 2004

(unaudited)

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$7,702	$24,415	$991	$—	$33,108
Current portion of obligations to financial institutions	—	485	—	—	485
Accrued income taxes	(1,393)	204	1,326	—	137
Amounts due from affiliates	—	165,495	4,022	(169,517)	—

Total current liabilities	6,309	190,599	6,339	(169,517)	33,730

7.5% senior secured notes, net of unamortized discount of $14,572	90,428	—	—	—	90,428
Obligations to financial institutions, less current maturities	—	7,032	—	—	7,032
Deferred income taxes	—	20,471	—	—	20,471
Other liabilities	(38)	2,485	74	—	2,521

Total liabilities	96,699	220,587	6,413	(169,517)	154,182

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,076	2,520	—	(2,520)	97,076
Accumulated other comprehensive income (loss)	—	257	(161)	—	96
(Accumulated deficit) retained earnings	(24,269)	29,883	1,414	—	7,028

Total stockholder’s equity	72,807	32,660	1,253	(2,520)	104,200

	$169,506	$253,247	$7,666	$(172,037)	$258,382

Supplemental Consolidating Balance Sheet

January 4, 2004

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,911	$(614)	$700	$—	$17,997
Restricted cash	1,100	—	—	—	1,100
Accounts receivable	2	3,665	162	—	3,829
Inventories	—	8,511	583	—	9,094
Prepaid expenses and other current assets	382	4,649	38	—	5,069
Deferred income taxes	1,875	5,201	—	—	7,076

Total current assets	21,270	21,412	1,483	—	44,165

Property and equipment, net	91	52,537	1,482	—	54,110
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	8,899	3,732	249	(2,520)	10,360
Amounts due from affiliates	150,482	14,325	4,710	(169,517)	—
	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Balance Sheet

January 4, 2004

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$6,090	$26,704	$1,272	$—	$34,066
Current portion of obligations to financial institutions	—	658	—	—	658
Accrued income taxes	10,661	(11,774)	1,409	—	296
Amounts due from affiliates	—	165,206	4,311	(169,517)	—

Total current liabilities	16,751	180,794	6,992	(169,517)	35,020

7.5% senior secured notes, net of unamortized discount of $14,987	90,013	—	—	—	90,013
Obligations to financial institutions, less current maturities	—	12,274	—	—	12,274
Deferred income taxes	(3,860)	24,331	—	—	20,471
Other liabilities	(56)	2,074	69	—	2,087

Total liabilities	102,848	219,473	7,061	(169,517)	159,865

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,075	2,520	—	(2,520)	97,075
Accumulated other comprehensive income (loss)	—	296	(168)	—	128
(Accumulated deficit) retained earnings	(19,181)	23,269	1,031	—	5,119

Total stockholder’s equity	77,894	26,085	863	(2,520)	102,322

	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Statement of Operations

Three month period ended April 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$4,371	$69,704	$3,277	$(4,371)	$72,981

Food and beverage costs	—	23,403	1,069	—	24,472
Restaurant operating expenses	—	30,561	1,640	—	32,201
Pre-opening costs, depreciation, amortization and non-cash charges	3	1,934	94	—	2,031
General and administrative expenses	4,886	4,371	—	(4,371)	4,886
Marketing and promotional expenses	—	2,538	91	—	2,629
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	2,788	283	—	—	3,071
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(4,270)	6,614	383	—	2,727

Income tax expense	818	—	—	—	818

Net (loss) income	$(5,088)	$6,614	$383	$—	$1,909

Supplemental Consolidating Statement of Operations

Three month period ended March 30, 2003

(unaudited)

Restated

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,899	$62,211	$2,905	$(3,899)	$65,116

Food and beverage costs	—	21,001	994	—	21,995
Restaurant operating expenses	—	28,534	1,591	—	30,125
Pre-opening costs, depreciation, amortization and non-cash charges	53	2,256	129	—	2,438
General and administrative expenses	4,036	3,899	—	(3,899)	4,036
Marketing and promotional expenses	—	1,400	67	—	1,467
Interest expense, net	1,152	478	11	—	1,641
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(2,042)	4,643	113	—	2,714

Income tax expense	802	—	—	—	802

Net (loss) income	$(2,844)	$4,643	$113	$—	$1,912

Supplemental Consolidating Statement of Cash Flows

Three month period ended April 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,088)	$6,614	$383	$1,909
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	700	1,903	126	2,729
Deferred income taxes	2,836	(1,972)	—	864
Change in assets and liabilities:
Accounts receivable	(49)	(885)	(48)	(982)
Inventories	—	46	50	96
Prepaid expenses and other assets	9,089	(8,329)	(293)	467
Accounts payable, accrued expenses and other liabilities	1,529	(2,327)	(261)	(1,059)
Accrued income taxes	(12,054)	11,979	(88)	(163)
Net cash (used in) provided by operating activities	(3,037)	7,029	(131)	3,861

Cash flows from investing activities:
Purchases of property and equipment	(29)	(963)	(19)	(1,011)
Net cash used in investing activities	(29)	(963)	(19)	(1,011)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	—	(5,415)	—	(5,415)
Payment of deferred financing costs	(468)	—	—	(468)
Increase in restricted cash	(73)	—	—	(73)
Net cash used in financing activities	(541)	(5,415)	—	(5,956)

Effect of exchange rate changes on cash	—	—	(7)	(7)

Net (decrease) increase in cash and cash equivalents	(3,607)	651	(157)	(3,113)

Cash and cash equivalents at beginning of period	17,911	(614)	700	17,997

Cash and cash equivalents at end of period	$14,304	$37	$543	$14,884

Supplemental Consolidating Statement of Cash Flows

Three month period ended March 30, 2003

(unaudited)

Restated

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,844)	$4,643	$113	$1,912
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	53	1,579	124	1,756
Deferred income taxes	3,915	(2,598)	—	1,317
Change in assets and liabilities:
Accounts receivable	(1)	2,270	3	2,272
Income taxes receivable	250	—	—	250
Inventories	—	313	34	347
Prepaid expenses and other assets	1,071	(159)	95	1,007
Accounts payable, accrued expenses and other liabilities	(136)	(6,840)	(318)	(7,294)
Accrued income taxes	(2,862)	3,680	(47)	771
Net cash (used in) provided by operating activities	(554)	2,888	4	2,338

Cash flows from investing activities:
Purchases of property and equipment	(9)	(1,664)	(16)	(1,689)
Net cash used in investing activities	(9)	(1,664)	(16)	(1,689)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(1,500)	(773)	(64)	(2,337)
Proceeds from obligations to financial institutions	1,900	—	—	1,900
Net cash provided by (used in) financing activities	400	(773)	(64)	(437)

Effect of exchange rate changes on cash	—	—	26	26

Net (decrease) increase in cash and cash equivalents	(163)	451	(50)	238

Cash and cash equivalents at beginning of period	243	601	859	1,703

Cash and cash equivalents at end of period	$80	$1,052	$809	$1,941

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

The effect of the restatement discussed herein on our results as of and for the fiscal year ended January 4, 2004 was reflected in our Annual Report on Form 10-K. We have restated our consolidated financial statements for the three month period ended March 30, 2003 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold.  The effect of the restatement was to reduce revenues for the three month period ended March 30, 2003 in the amount of $0.1 million.  The restatement had no effect on our net operating cash position. See Note 2.

Results of Operations

Revenues increased $7.9 million, or 12.1%, to $73.0 million for the three month period ended April 4, 2004 from $65.1 million for the three month period ended March 30, 2003. Revenues increased $8.3 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $0.3 million due to the opening of one new restaurant in fiscal 2003. Revenues declined $0.7 million due to the closing of the Morton’s steakhouse formerly located in Hong Kong Central (closed since January 2003) and Addison, Texas (closed since August 2003). These steakhouses were closed due to their comparatively low revenues and negative cash flows. Average revenue per restaurant open all of either period increased 13.3%. Revenues for three month period ended April 4, 2004 also reflect the impact of aggregate menu price increases of approximately 3% in November 2003 and in February 2004.

Percentage changes in comparable restaurant revenues for the three month periods ended April 4, 2004 versus March 30, 2003 for restaurants open all of both periods are as follows:

Percentage Change

Morton’s	13.1%
Bertolini’s	12.4%
Total	13.0%

During the first and second quarters of fiscal 2003, we believe that the war in Iraq and the weak economic environment, adversely affected many of the markets in which we operate which, in turn, contributed to weak revenue trends and negative comparable restaurant revenues. Additionally, during the first and second quarters of fiscal 2003, the outbreak of “severe acute respiratory syndrome” materially affected the results of our three restaurants located in Hong Kong, Singapore and Toronto. During the first quarter of fiscal 2004, an improved economy has contributed to stronger revenue trends.

Our business is somewhat seasonal in nature, with revenues generally being less in the second and third quarters primarily due to our reduced summer volume.  We believe we may incur a net loss or generate a small profit in the second and third quarters of fiscal 2004.

Food and beverage costs increased $2.5 million, or 11.3%, to $24.5 million for the three month period ended April 4, 2004 from $22.0 million for the three month period ended March 30, 2003. These costs as a percentage of revenues decreased by 0.3% to 33.5% for the three month period ended April 4, 2004 from 33.8% for the three month period ended March 30, 2003. During the three month period ended April 4, 2004 high demand for U.S. beef products has decreased the availability of USDA prime beef which resulted in increased food costs. We were able to offset such cost increases with the benefit of menu price increases, which resulted in a decrease in food and beverage costs as a percentage of revenue for the three month period ended April 4, 2004 compared to the three month period ended March 30, 2003.  We cannot assure you that we would be able or willing to increase menu prices or take other actions to offset increases in such costs in the future.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $2.1 million, or 6.9%, to $32.2 million for the three month period ended April 4, 2004 from $30.1 million for the three month period ended March 30, 2003. This increase was primarily due to increases in labor and benefit costs and the opening of an additional restaurant. Restaurant operating expenses as a percentage of revenues decreased 2.2% to 44.1% for the three month period ended April 4, 2004 from 46.3% for the three month period ended March 30, 2003. Included in the three month period ended March 30, 2003 are recoveries of approximately $0.5 million for business interruption insurance benefits related to the closing of the Morton’s steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. There were no comparable benefits recorded during the three month period ended April 4, 2004.  As of April 4, 2004, cumulative benefits recorded were $3.6 million and cumulative amounts received were $3.6 million for this insurance. Based on our insurance policy coverage, we believe that additional benefits will be recorded in fiscal 2004 relating to future insurance recoveries, although we cannot assure you that we will receive any future recoveries. Additionally, at this time, the total amount of any future recoveries is unknown.

Pre-opening costs, depreciation, amortization and non-cash charges decreased $0.4 million, or 16.7%, to $2.0 million for the three month period ended April 4, 2004 from $2.4 million for the three month period ended March 30, 2003. These costs decreased as a percentage of revenues by 0.9% to 2.8% for the three month period ended April 4, 2004 from 3.7% for the three month period ended March 30, 2003.  We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense were $0.7 million for the three month period ended March 30, 2003. There were no comparable expenses in the three month period ended April 4, 2004. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

General and administrative expenses increased $0.9 million, or 21.1%, to $4.9 million for the three month period ended April 4, 2004 from $4.0 million for the three month period ended March 30, 2003. The increase was primarily due to increased salary, bonus and benefit costs.  These costs as a percentage of revenues increased 0.5% to 6.7% for the three month period ended April 4, 2004 from 6.2% for the three month period ended March 30, 2003.

Marketing and promotional expenses increased $1.2 million, or 79.2%, to $2.6 million for the three month period ended April 4, 2004 from $1.5 million for the three month period ended March 30, 2003. These costs as a percentage of revenues increased 1.3% to 3.6% for the three month period ended April 4, 2004 from 2.3% for the three month period ended March 30, 2003. This increase was primarily due to increased spending for print advertising.

Costs associated with the repayment of certain debt of $0.3 million for the three month period ended April 4, 2004 represent prepayment penalties that we incurred with the early repayment of two of our mortgages. There were no comparable costs associated with the repayment of certain debt during the three month period ended March 30, 2003.

Interest expense, net, increased $1.4 million, or 87.0%, to $3.1 million for the three month period ended April 4, 2004 from $1.6 million for the three month period ended March 30, 2003.  This increase was primarily due to the issuance of the 7.5% senior secured notes in July 2003. Interest income was not significant in any of these periods.

Management fee paid to related party was $0.7 million for the three month periods ended April 4, 2004 and March 30, 2003. We paid this fee pursuant to our parent’s management agreement with Castle Harlan, Inc.

Provision for income taxes consisted of income tax expense of $0.8 million for the three month periods ended April 4, 2004 and March 30, 2003. Our effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our operating performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case. As of April 4, 2004, we had cash and cash equivalents of $14.9 million, compared to $18.0 million as of January 4, 2004.

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

Operating Activities.  Cash flows from operating activities for the three month period ended April 4, 2004 were $3.9 million, consisting primarily of a net increase in cash of $4.6 million resulting from net income before depreciation, amortization and other non-cash charges partially offset by a net decrease in cash of $1.1 million resulting from a decrease in accounts payable, accrued expenses and other liabilities.

Investing Activities.  Cash flows used in investing activities for the three month period ended April 4, 2004 were $1.0 million due to purchases of property and equipment which include capital expenditures related to the Morton’s steakhouse scheduled to open in the third quarter of fiscal 2004.

Financing Activities.  Cash flows used in financing activities for the three month period ended April 4, 2004 were $6.0 million consisting of net principal reduction on obligations to financial institutions of $5.4 million, primarily due to the early repayment of two mortgages aggregating $5.3 million, the payment of deferred financing costs of $0.5 million relating to our 7.5% senior secured notes offering and our working capital facility and an increase in cash restricted as collateral for our two interest rate swap agreements with B of A of $0.1 million.

Debt and Other Obligations.

7.5% Senior Secured Notes.  On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010.  The notes were issued at a discount of 15% and a yield to maturity of 12.005% including the accretion of the discount and the amortization of the related deferred financing costs.  The notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic restricted subsidiaries.  On December 22, 2003, we filed a registration statement with the Securities and Exchange Commission with respect to notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately-issued original notes. The new notes evidence the same debt as the original notes, are entitled to the benefits of the indenture governing the original notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on January 26, 2004.  We refer to these notes as our 7.5% senior secured notes.

Our domestic restricted subsidiaries presently consist of all of our domestic subsidiaries that either own restaurants or own subsidiaries that own restaurants. As restricted subsidiaries, each of these guarantors of the 7.5% senior secured notes is subject to all of the terms, conditions and covenants contained in the indenture governing the 7.5% senior secured notes that apply to restricted subsidiaries. The 7.5% senior secured notes are not guaranteed by our foreign subsidiaries due to the tax implications of providing such guarantees, or by our unrestricted subsidiaries, which presently consist of subsidiaries that have no material assets. Our unrestricted subsidiaries are not subject to the terms, conditions or covenants contained in the indenture, and must interact with us and our restricted subsidiaries on the same basis as unrelated third parties. From time to time, we may designate other subsidiaries as unrestricted subsidiaries subject to the terms and conditions set forth in the indenture.

The 7.5% senior secured notes and the guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, as well as by a pledge of a portion of the stock of the subsidiaries owned by us and by our domestic restricted subsidiaries, in each case subject to the prior ranking claims on such assets by the lender under our working capital facility and holders of any capital lease obligations and certain other secured indebtedness. The indenture governing the 7.5% senior secured notes permits us to incur other senior secured indebtedness and to grant liens on our assets under certain circumstances.

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

Working Capital Facility. On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our ‘‘enterprise value,’’ determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of April 4, 2004, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of April 4, 2004, $1.0 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its ‘‘prime rate’’ plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of April 4, 2004, we were in compliance with all of our financial covenants.

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

Prior Credit Facility. Our prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between us and Fleet National Bank (subsequently acquired by B of A) (“Fleet”), as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, we used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility in full. Following repayment, the credit facility was terminated. On April 7, 1998 and May 29, 1998, we entered into interest rate swap agreements with Fleet on notional amounts of $10.0 million each. These agreements terminated on April 7, 2003 and May 29, 2003, respectively. Additionally, on October 24, 2002, we entered into two interest rate swap agreements with Fleet on notional amounts of $20.0 million each. These agreements terminate on October 24, 2004 and October 24, 2005. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40.0 million of variable rate debt under our prior credit facility. As a result of the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, these interest rate swap agreements are now accounted for as speculative instruments and resulting changes in their fair market value are charged or credited to the statement of income. As of both April 4,

2004 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $0.7 million in the accompanying consolidated balance sheets The change in the fair market value has been recognized in interest expense, net in the consolidated statement of income for the three month period ended April 4, 2004.

CNL Loan.  In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL Financial I, Inc. (“CNL”).  This loan is scheduled to mature on April 1, 2007 and bears interest at 10.002% per annum.  This loan is secured by a security interest in the assets of the Morton’s steakhouses located in Chicago and Denver (downtown).  Principal and interest payments are due monthly over the term of the loan.  On April 4, 2004 and January 4, 2004 the outstanding principal balance of the CNL loan was approximately $1.0 million and $1.1 million, respectively, of which approximately $0.3 million of principal for each period is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.

Mortgages.  During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates range from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants.  The loans generally require monthly payments of principal and interest.  On April 4, 2004 and January 4, 2004 the aggregate outstanding principal balance due on these loans was approximately $6.5 million and $11.8 million, respectively, of which approximately $0.2 million and $0.4 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.  We repaid one mortgage in May 2003, one in September 2003 and two in April 2004.  The remaining two mortgages outstanding as of April 4, 2004 are scheduled to mature in February 2020 and March 2021.

Restaurant Operating Leases.  Our obligations for restaurant operating leases include certain restaurant operating leases for which we or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of April 4, 2004:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes	$—	$—	$—	$—	$—	$105,000	$105,000
Loan agreement with CNL	227	329	364	104	—	—	1,024
Mortgage loans with GE Capital Franchise Finance	124	189	207	227	248	5,498	6,493
Subtotal	351	518	571	331	248	110,498	112,517
Restaurant operating leases	12,128	16,768	16,147	15,054	14,318	94,029	168,444
Letters of credit	1,000	—	—	—	—	—	1,000
Total	$13,479	$17,286	$16,718	$15,385	$14,566	$204,527	$281,961

During the first three months of fiscal 2004, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $1.0 million.  We estimate that we will spend up to approximately $11.0 million in fiscal 2004, including the $1.0 million recorded in the first three months of fiscal 2004, to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and/or rent allowances and net of equipment lease financing, for new restaurants.   We anticipate that funds generated through operations and through borrowings under our new working capital facility will be sufficient to fund planned expansion.  We cannot assure you, however that this will be the case.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The application of the disclosure portion of this standard had no impact on the Company’s consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which it believes will become effective during late 2004. The Company will continue to monitor its progress on the issuance of this standard as well as evaluate the Company’s position with respect to current guidance.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 (“FIN 46R”).  FIN 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements to the entity.  The provisions of FIN 46 and FIN 46R are applicable for all entities that are considered special purpose entities (“SPE”) by the end of the first reporting period ending after December 15, 2003.  The provisions of FIN 46R are applicable to all other types of entities for reporting periods ending after March 15, 2004.  The adoption of FIN 46 and FIN 46R did not have any effect on the Company’s consolidated financial statements, as the Company does not have any SPEs.  The Company is in the process of assessing the applicability of all other types of entities but does not expect that the adoption of the other provision that are applicable in 2004 will have any effect on the Company’s consolidated financial statements.

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, cost increases, product safety and availability, government regulation and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the Securities and Exchange Commission.  In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

As of April 4, 2004, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 4, 2004, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest and the 7.5% senior secured notes that are payable at a fixed rate of interest of 7.5%. As of April 4, 2004, there were no borrowings outstanding under our floating rate working capital facility. A hypothetical 10% fluctuation in interest rates, as of April 4, 2004, would have a net impact of approximately $0.1 million on earnings for the three month period ended April 4, 2004.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer.  The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is communicated and processed in a timely manner.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part II  -  Other Information

Item 1.  Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock, liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations, but there has been no determination to date. The Company believes that the allegations are without merit and intends to contest them vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.	Description

31.1	Certification of Allen J. Bernstein Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Thomas J. Baldwin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Allen J. Bernstein Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Thomas J. Baldwin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

The Company has not filed any Current Report on Form 8-K with the Securities and Exchange Commission during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date	May 17, 2004	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board, President and Chief Executive Officer

Date	May 17, 2004	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President, Chief Financial Officer and Director