Form 10-Q
period 2004-07-04
MORTONS RESTAURANT GROUP INC
filed 2004-08-17
CIK 883981

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

As of August 17, 2004, the registrant had 1,000 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.  Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	July 4, 2004	January 4, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,278	$17,997
Restricted cash	1,021	1,100
Marketable securities	1,741	—
Accounts receivable	3,042	3,829
Inventories	9,483	9,094
Prepaid expenses and other current assets	5,887	5,069
Deferred income taxes	6,523	7,076

Total current assets	29,975	44,165

Property and equipment, at cost:
Furniture, fixtures and equipment	15,133	14,131
Buildings and leasehold improvements	39,088	38,667
Land	8,474	8,474
Construction in progress	2,294	338
	64,989	61,610
Less accumulated depreciation and amortization	10,352	7,500
Net property and equipment	54,637	54,110

Intangible asset	92,000	92,000
Goodwill	61,552	61,552
Other assets and deferred expenses, net	9,791	10,360
	$247,955	$262,187

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	July 4, 2004	January 4, 2004
	(unaudited)
Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$5,980	$6,111
Accrued expenses	23,393	27,955
Current portion of obligations to financial institutions	497	658
Accrued income taxes	47	296

Total current liabilities	29,917	35,020

7.5% senior secured notes, net of unamortized discount of $14,157 and $14,987 at July 4, 2004 and January 4, 2004	90,843	90,013
Obligations to financial institutions, less current maturities	6,903	12,274
Deferred income taxes	20,471	20,471
Other liabilities	2,957	2,087

Total liabilities	151,091	159,865

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at July 4, 2004 and January 4, 2004	—	—
Additional paid-in capital	97,076	97,075
Accumulated other comprehensive income	70	128
(Accumulated deficit) retained earnings	(282)	5,119

Total stockholder’s equity	96,864	102,322

	$247,955	$262,187

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands)

	Three month periods ended		Six month periods ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
				Restated (see Note 2)

		(unaudited)
Revenues	$64,911	$59,746	$137,892	$124,862

Food and beverage costs	21,988	19,865	46,462	41,860
Restaurant operating expenses	31,042	29,226	63,242	59,351
Pre-opening costs, depreciation, amortization and non-cash charges	2,157	1,858	4,187	4,296
General and administrative expenses	4,662	3,781	9,548	7,817
Marketing and promotional expenses	2,240	1,108	4,869	2,575
Costs associated with the repayment of certain debt	—	—	264	—
Interest expense, net	2,866	1,435	5,937	3,076
Management fee paid to related party	700	700	1,400	1,400

(Loss) income before income taxes	(744)	1,773	1,983	4,487

Income tax (benefit) expense	(223)	532	595	1,334

Net (loss) income	$(521)	$1,241	$1,388	$3,153

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six month periods ended
	July 4, 2004	June 29, 2003
		Restated (see Note 2)
	(unaudited)
Cash flows from operating activities:
Net income	$1,388	$3,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	5,338	3,426
Deferred income taxes	553	1,108
Change in assets and liabilities:
Accounts receivable	784	2,679
Income taxes receivable	—	251
Inventories	(399)	216
Prepaid expenses and other assets	(792)	1,548
Accounts payable, accrued expenses and other liabilities	(4,158)	(7,718)
Accrued income taxes	(254)	(103)
Net cash provided by operating activities	2,460	4,560

Cash flows from investing activities:
Purchases of property and equipment	(3,638)	(2,360)
Increase in marketable securities	(1,741)	—
Net cash used in investing activities	(5,379)	(2,360)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(5,532)	(7,853)
Proceeds from obligations to financial institutions	—	5,900
Payment of deferred financing costs	(550)	—
Dividends paid	(6,789)	—
Decrease in restricted cash	79	—
Net cash used in financing activities	(12,792)	(1,953)

Effect of exchange rate changes on cash	(8)	42

Net (decrease) increase in cash and cash equivalents	(15,719)	289

Cash and cash equivalents at beginning of period	17,997	1,703

Cash and cash equivalents at end of period	$2,278	$1,992

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

July 4, 2004 and June 29, 2003

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

2)            Restatement of Consolidated Financial Statements

The effect of the restatement discussed herein on the Company’s results as of and for the fiscal year ended January 4, 2004 was reflected in the Company’s Annual Report on Form 10-K. The Company has restated its consolidated financial statements for the three month period ended March 30, 2003 and six month period ended June 29, 2003 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold.  The effect of the restatement was to reduce revenues for the three month period ended March 30, 2003 in the amount of $137,000 and accordingly reduce revenues for the six month period ended June 29, 2003 in the amount of $137,000.  The restatement had no effect on the Company’s net operating cash position.  The impact of the above-mentioned restatement on the consolidated statement of operations for the six month period ended June 29, 2003 is as follows (amounts in thousands):

	Six month period ended June 29, 2003
	Reported	Restated
Revenues	$124,999	$124,862
Income before income taxes	4,624	4,487
Income tax expense	1,387	1,334
Net income	3,237	3,153

3)            Recent Events

On June 3, 2004, the Company paid a dividend of $6,789,000 to its parent, Morton’s Holdings, LLC (“MHLLC”).

On June 4, 2004, Morton’s Holding Company, Inc. (“MHCI”), a newly formed wholly-owned subsidiary of MHLLC, became an intermediate holding company and the direct parent of the Company. Subsequently, MHCI completed a $40,000,000 14% senior secured notes offering. The notes are secured by the assets of MHCI, which include the stock of the Company.  The notes are not secured by the assets of, nor are they guaranteed by, the Company or any of its subsidiaries.  MHCI used the proceeds of the offering to make a distribution to MHLLC’s equity holders and to pay fees and expenses related to the issuance.

4)            Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company paid cash interest, net of amounts capitalized, of approximately $4,811,000 and $3,455,000, and income taxes of approximately $318,000 and $202,000, for the six month periods ended July 4, 2004 and June 29, 2003, respectively.

5)            Restricted Cash

Restricted cash of $1,021,000 and $1,100,000 as of July 4, 2004 and January 4, 2004, respectively, represents cash collateral relating to two interest rate swap agreements with Bank of America, formerly Fleet National Bank (“B of A”). See Note 8.

6)            Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In accordance with SFAS No. 115, marketable securities of approximately $1,741,000 as of July 4, 2004 are accounted for as trading securities.  Securities held by the Company are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on such securities have been recognized in interest expense, net in the consolidated statements of operations.

7)            Intangible Asset and Goodwill

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

8)            Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  As of July 4, 2004, the Company’s derivative financial instruments consist of two interest rate swap agreements with notional amounts of $20,000,000 each. Prior to the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from our 7.5% senior secured notes offering, the interest rate swap agreements were originally designated as cash flow hedges for purposes of SFAS No. 133. As a result of such repayment, these two interest rate swap agreements, which are due to expire on October 24, 2004 and October 24, 2005, are accounted for as speculative instruments and resulting changes in their fair market value have been charged or credited to the consolidated statement of operations.  As of July 4, 2004 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $385,000 and $723,000, respectively.  The change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations for the three and six month periods ended July 4, 2004.

9)            Comprehensive Income

The components of comprehensive income for the six month periods ended July 4, 2004 and June 29, 2003 are as follows (amounts in thousands):

	Six month periods ended
	July 4, 2004	June 29, 2003
		Restated

Net income	$1,388	$3,153
Other comprehensive income (loss):
Foreign currency translation	(58)	(1)
Change in fair value of interest rate swap agreements	—	(200)
Total comprehensive income	$1,330	$2,952

10)          Morton’s 90 West Street, NY

As a result of the impact of the World Trade Center terrorist attacks on September 11, 2001, the Morton’s steakhouse restaurant located at 90 West Street, New York, New York, two blocks from the World Trade Center was closed permanently due to structural damage.  During the six month period ended June 29, 2003, the Company recorded a benefit in “Restaurant operating expenses” in the accompanying consolidated statement of operations of approximately $862,000 representing business interruption insurance recovery related to costs incurred from the closing of that restaurant.  There were no comparable benefits recorded during the six month period ended July 4, 2004.  During March 2004, the Company received approximately $1,007,000 for such insurance.  As of July 4, 2004, cumulative benefits recorded were approximately $3,619,000 and cumulative amounts received were approximately $3,619,000 for this insurance. Based on the insurance policy coverage, the Company believes that additional benefits will be recorded in fiscal 2004 and possibly in future periods relating to future insurance recoveries, although there is no assurance that any future recoveries will be received.

11)          Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements.  MHLLC’s Board approved 1,711,344 units available for grant of which 1,497,585 and 26,200 were granted on August 26, 2003 and June 21, 2004, respectively.  On August 26, 2003 and June 21, 2004, the fair value of each common unit granted was $0.01.  Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting.  Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date.  In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date.  Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement.  Stock-based employee compensation expense related to this plan will be charged to the Company based on the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the Company recognized compensation expense relating to the vesting of common units granted in our consolidated statement of operations for the three and six month periods ended July 4, 2004.  The compensation expense recorded during the three and six month periods ended July 4, 2004, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the respective period.  The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period.  Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

Activity relating to the common units granted pursuant to employee subscription agreements during the six month period ended July 4, 2004 is as follows:

Unvested common units outstanding as of January 4, 2004	1,482,385
Granted units	26,200
Vested units	—
Forfeited units	(16,600)
Unvested common units outstanding as of July 4, 2004	1,491,985

As of July 4, 2004, there were 219,359 common units available for grant.

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

12)          Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
				Restated

Domestic	$(1,020)	$2,096	$1,324	$4,697
Foreign	276	(323)	659	(210)
Total	$(744)	$1,773	$1,983	$4,487

13)          Restaurant Activity

In January 2003, the Company closed the Morton’s steakhouse in Hong Kong Central. In August 2003, the Company closed the Morton’s steakhouse in Addison, Texas. No restaurants were opened or closed during the six month period ended July 4, 2004. During July 2004, a new Morton’s steakhouse opened in White Plains, New York.

14)          Legal Matters and Contingencies

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

15)          Supplemental Condensed Consolidating Financial Information

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

Supplemental Consolidating Balance Sheet

July 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$695	$1,074	$509	$—	$2,278
Restricted cash	1,021	—	—	—	1,021
Marketable securities	1,741	—	—	—	1,741
Accounts receivable	57	2,839	146	—	3,042
Inventories	—	8,949	534	—	9,483
Prepaid expenses and other current assets	329	5,519	39	—	5,887
Deferred income taxes	3,210	3,313	—	—	6,523

Total current assets	7,053	21,694	1,228	—	29,975

Property and equipment, net	135	53,292	1,210	—	54,637
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	8,343	3,721	247	(2,520)	9,791
Amounts due from affiliates	140,174	505	—	(140,679)	—
	$155,705	$232,764	$2,685	$(143,199)	$247,955

Supplemental Consolidating Balance Sheet

July 4, 2004

(unaudited)

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$5,131	$23,216	$1,026	$—	$29,373
Current portion of obligations to financial institutions	—	497	—	—	497
Accrued income taxes	(2,307)	2,813	(459)	—	47
Amounts due to affiliates	—	140,174	505	(140,679)	—

Total current liabilities	2,824	166,700	1,072	(140,679)	29,917

7.5% senior secured notes, net of unamortized discount of $14,157	90,843	—	—	—	90,843
Obligations to financial institutions, less current maturities	—	6,903	—	—	6,903
Deferred income taxes	—	20,471	—	—	20,471
Other liabilities	(32)	2,911	78	—	2,957

Total liabilities	93,635	196,985	1,150	(140,679)	151,091

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,076	2,520	—	(2,520)	97,076
Accumulated other comprehensive income (loss)	—	225	(155)	—	70
(Accumulated deficit) retained earnings	(35,006)	33,034	1,690	—	(282)

Total stockholder’s equity	62,070	35,779	1,535	(2,520)	96,864

	$155,705	$232,764	$2,685	$(143,199)	$247,955

Supplemental Consolidating Balance Sheet

January 4, 2004

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,911	$(614)	$700	$—	$17,997
Restricted cash	1,100	—	—	—	1,100
Accounts receivable	2	3,665	162	—	3,829
Inventories	—	8,511	583	—	9,094
Prepaid expenses and other current assets	382	4,649	38	—	5,069
Deferred income taxes	1,875	5,201	—	—	7,076

Total current assets	21,270	21,412	1,483	—	44,165

Property and equipment, net	91	52,537	1,482	—	54,110
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	8,899	3,732	249	(2,520)	10,360
Amounts due from affiliates	150,482	14,325	4,710	(169,517)	—
	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Balance Sheet

January 4, 2004

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$6,090	$26,704	$1,272	$—	$34,066
Current portion of obligations to financial institutions	—	658	—	—	658
Accrued income taxes	10,661	(11,774)	1,409	—	296
Amounts due to affiliates	—	165,206	4,311	(169,517)	—

Total current liabilities	16,751	180,794	6,992	(169,517)	35,020

7.5% senior secured notes, net of unamortized discount of $14,987	90,013	—	—	—	90,013
Obligations to financial institutions, less current maturities	—	12,274	—	—	12,274
Deferred income taxes	(3,860)	24,331	—	—	20,471
Other liabilities	(56)	2,074	69	—	2,087

Total liabilities	102,848	219,473	7,061	(169,517)	159,865

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,075	2,520	—	(2,520)	97,075
Accumulated other comprehensive income (loss)	—	296	(168)	—	128
(Accumulated deficit) retained earnings	(19,181)	23,269	1,031	—	5,119

Total stockholder’s equity	77,894	26,085	863	(2,520)	102,322

	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Statement of Operations

Three month period ended July 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,887	$61,745	$3,166	$(3,887)	$64,911

Food and beverage costs	—	20,929	1,059	—	21,988
Restaurant operating expenses	—	29,455	1,587	—	31,042
Pre-opening costs, depreciation, amortization and non-cash charges	3	2,000	154	—	2,157
General and administrative expenses	4,662	3,887	—	(3,887)	4,662
Marketing and promotional expenses	—	2,150	90	—	2,240
Interest expense, net	2,693	173	—	—	2,866
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(4,171)	3,151	276	—	(744)

Income tax benefit	(223)	—	—	—	(223)

Net (loss) income	$(3,948)	$3,151	$276	$—	$(521)

Supplemental Consolidating Statement of Operations

Three month period ended June 29, 2003

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,574	$57,934	$1,812	$(3,574)	$59,746

Food and beverage costs	—	19,209	656	—	19,865
Restaurant operating expenses	—	27,942	1,284	—	29,226
Pre-opening costs, depreciation, amortization and non-cash charges	5	1,732	121	—	1,858
General and administrative expenses	3,781	3,574	—	(3,574)	3,781
Marketing and promotional expenses	—	1,044	64	—	1,108
Interest expense, net	972	453	10	—	1,435
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(1,884)	3,980	(323)	—	1,773

Income tax expense	532	—	—	—	532

Net (loss) income	$(2,416)	$3,980	$(323)	$—	$1,241

Supplemental Consolidating Statement of Operations

Six month period ended July 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$8,258	$131,449	$6,443	$(8,258)	$137,892

Food and beverage costs	—	44,334	2,128	—	46,462
Restaurant operating expenses	—	60,015	3,227	—	63,242
Pre-opening costs, depreciation, amortization and non-cash charges	6	3,933	248	—	4,187
General and administrative expenses	9,548	8,258	—	(8,258)	9,548
Marketing and promotional expenses	—	4,688	181	—	4,869
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	5,481	456	—	—	5,937
Management fee paid to related party	1,400	—	—	—	1,400

(Loss) income before income taxes	(8,441)	9,765	659	—	1,983

Income tax expense	595	—	—	—	595

Net (loss) income	$(9,036)	$9,765	$659	$—	$1,388

Supplemental Consolidating Statement of Operations

Six month period ended June 29, 2003

(unaudited)

Restated

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$7,473	$120,145	$4,717	$(7,473)	$124,862

Food and beverage costs	—	40,210	1,650	—	41,860
Restaurant operating expenses	—	56,476	2,875	—	59,351
Pre-opening costs, depreciation, amortization and non-cash charges	58	3,988	250	—	4,296
General and administrative expenses	7,817	7,473	—	(7,473)	7,817
Marketing and promotional expenses	—	2,444	131	—	2,575
Interest expense, net	2,124	931	21	—	3,076
Management fee paid to related party	1,400	—	—	—	1,400

(Loss) income before income taxes	(3,926)	8,623	(210)	—	4,487

Income tax expense	1,334	—	—	—	1,334

Net (loss) income	$(5,260)	$8,623	$(210)	$—	$3,153

Supplemental Consolidating Statement of Cash Flows

Six month period ended July 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,036)	$9,765	$659	$1,388
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	1,394	3,664	280	5,338
Deferred income taxes	2,525	(1,972)	—	553
Change in assets and liabilities:
Accounts receivable	(55)	826	13	784
Inventories	—	(437)	38	(399)
Prepaid expenses and other assets	10,360	(10,293)	(859)	(792)
Accounts payable, accrued expenses and other liabilities	(385)	(3,567)	(206)	(4,158)
Accrued income taxes	(12,968)	12,798	(84)	(254)
Net cash (used in) provided by operating activities	(8,165)	10,784	(159)	2,460

Cash flows from investing activities:
Purchases of property and equipment	(50)	(3,564)	(24)	(3,638)
Increase in marketable securities	(1,741)	—	—	(1,741)
Net cash used in investing activities	(1,791)	(3,564)	(24)	(5,379)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(5,532)	—	(5,532)
Payment of deferred financing costs	(550)	—	—	(550)
Dividends paid	(6,789)	—	—	(6,789)
Decrease in restricted cash	79	—	—	79
Net cash used in financing activities	(7,260)	(5,532)	—	(12,792)

Effect of exchange rate changes on cash	—	—	(8)	(8)

Net (decrease) increase in cash and cash equivalents	(17,216)	1,688	(191)	(15,719)

Cash and cash equivalents at beginning of period	17,911	(614)	700	17,997

Cash and cash equivalents at end of period	$695	$1,074	$509	$2,278

Supplemental Consolidating Statement of Cash Flows

Six month period ended June 29, 2003

(unaudited)

Restated

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,260)	$8,623	$(210)	$3,153
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	58	3,124	244	3,426
Deferred income taxes	4,939	(3,831)	—	1,108
Change in assets and liabilities:
Accounts receivable	(22)	2,667	34	2,679
Income taxes receivable	250	1	—	251
Inventories	—	125	91	216
Prepaid expenses and other assets	1,951	(928)	525	1,548
Accounts payable, accrued expenses and other liabilities	(1,791)	(4,828)	(1,099)	(7,718)
Accrued income taxes	(2,010)	1,957	(50)	(103)
Net cash (used in) provided by operating activities	(1,885)	6,910	(465)	4,560

Cash flows from investing activities:
Purchases of property and equipment	(22)	(2,275)	(63)	(2,360)
Net cash used in investing activities	(22)	(2,275)	(63)	(2,360)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(3,550)	(4,169)	(134)	(7,853)
Proceeds from obligations to financial institutions	5,900	—	—	5,900
Net cash provided by (used in) financing activities	2,350	(4,169)	(134)	(1,953)

Effect of exchange rate changes on cash	—	—	42	42

Net increase (decrease) in cash and cash equivalents	443	466	(620)	289

Cash and cash equivalents at beginning of period	243	601	859	1,703

Cash and cash equivalents at end of period	$686	$1,067	$239	$1,992

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

The effect of the restatement discussed herein on our results as of and for the fiscal year ended January 4, 2004 was reflected in our Annual Report on Form 10-K. We have restated our consolidated financial statements for the three month period ended March 30, 2003 and the six month period ended June 29, 2003 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that we sold.  The effect of the restatement was to reduce revenues for the three month period ended March 30, 2003 in the amount of $0.1 million and accordingly reduce revenues for the six month period ended June 29, 2003 in the amount of $0.1 million.  The restatement had no effect on our net operating cash position. See Note 2 to our unaudited consolidated financial statements.

Results of Operations

Our net loss for the three month period ended July 4, 2004 was $0.5 million compared to net income of $1.2 million for the three month period ended June 29, 2003.  Net income decreased $1.8 million, or 56.0%, to $1.4 million for the six month period ended July 4, 2004 from $3.2 million for the six month period ended June 29, 2003.  These decreases are primarily due to increases in interest expense, net and marketing and promotional expenses discussed below.

Revenues increased $5.2 million, or 8.6%, to $64.9 million for the three month period ended July 4, 2004 from $59.7 million for the three month period ended June 29, 2003. Revenues increased $5.9 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues declined $0.4 million due to the closing of the Morton’s steakhouse formerly located in Addison, Texas (closed since August 2003). This steakhouse was closed due to its comparatively low revenues and negative cash flows. Revenues decreased $0.3 million due to a decline in revenues attributable to the one new restaurant opened in fiscal 2003. Average revenue per restaurant open all of either period increased 10.3%. Revenues for the three month period ended July 4, 2004 also reflect the impact of aggregate menu price increases of approximately 3% in November 2003 and approximately 3% in February 2004.

Revenues increased $13.0 million, or 10.4%, to $137.9 million for the six month period ended July 4, 2004 from $124.9 million for the six month period ended June 29, 2003. Revenues increased $14.2 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues declined $1.1 million due to the closing of the Morton’s steakhouses formerly located in Hong Kong Central (closed since January 2003) and Addison, Texas (closed since August 2003). These steakhouses were closed due to their comparatively low revenues and negative cash flows. Revenues decreased $0.1 million due to a decline in revenues attributable to the one new restaurant opened in fiscal 2003. Average revenue per restaurant open all of either period increased 11.8%. Revenues for the six month period ended July 4, 2004 also reflect the impact of aggregate menu price increases of approximately 3% in November 2003 and approximately 3% in February 2004.

Percentage changes in comparable restaurant revenues for the three and six month periods ended July 4, 2004 versus June 29, 2003 for restaurants open all of both periods are as follows:

	Three Month Period Ended July 4, 2004 Percentage Change	Six Month Period Ended July 4, 2004 Percentage Change

Morton’s	10.6%	11.9%
Bertolini’s	4.7%	8.5%
Total	10.1%	11.7%

During the first and second quarters of fiscal 2003, we believe that the war in Iraq and the weak economic environment, adversely affected many of the markets in which we operate which, in turn, contributed to weak revenue trends and negative comparable restaurant revenues. Additionally, during the first and second quarters of fiscal 2003, the outbreak of “severe acute respiratory syndrome” materially affected the results of our three restaurants located in Hong Kong, Singapore and Toronto. During the first and second quarters of fiscal 2004, an improved economy has contributed to stronger revenue trends.

Our business is somewhat seasonal in nature, with revenues generally being less in the second and third quarters primarily due to our reduced summer volume.  We believe we may incur a net loss in the third quarter of fiscal 2004.

Food and beverage costs increased $2.1 million, or 10.7%, to $22.0 million for the three month period ended July 4, 2004 from $19.9 million for the three month period ended June 29, 2003. These costs increased $4.6 million, or 11.0%, to $46.5 million for the six month period ended July 4, 2004 from $41.9 million for the six month period ended June 29, 2003. These costs as a percentage of revenues increased by 0.7% to 33.9% for the three month period ended July 4, 2004 from 33.2% for the three month period ended June 29, 2003 and increased by 0.2% to 33.7% for the six month period ended July 4, 2004 from 33.5% for the six month period ended June 29, 2003. During the three and six month periods ended July 4, 2004 high demand for U.S. beef products has decreased the availability of USDA prime beef which resulted in increased food costs. We were generally able to offset such cost increases with the benefit of menu price increases, which resulted in an increase in food and beverage costs as a percentage of revenue for the three and six month periods ended July 4, 2004 compared to the three and six month periods ended June 29, 2003.  We cannot assure you that we would be able or willing to increase menu prices or take other actions to offset increases in such costs in the future.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $1.8 million, or 6.2%, to $31.0 million for the three month period ended July 4, 2004 from $29.2 million for the three month period ended June 29, 2003. These costs increased $3.9 million, or 6.6%, to $63.2 million for the six month period ended July 4, 2004 from $59.4 million for the six month period ended June 29, 2003. These increases were primarily due to increases in labor and benefit costs and the opening of an additional restaurant. Restaurant operating expenses as a percentage of revenues decreased 1.1% to 47.8% for the three month period ended July 4, 2004 from 48.9% for the three month period ended June 29, 2003 and decreased 1.6% to 45.9% for the six month period ended July 4, 2004 from 47.5% for the six month period ended June 29, 2003. The decreases in restaurant operating expenses as a percentage of revenue are primarily due to the benefit of menu price increases. Included in the three and six month periods ended June 29, 2003 are recoveries of approximately $0.4 million and $0.9 million for business interruption insurance benefits related to the closing of the Morton’s steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. There were no comparable benefits recorded during the three and six month periods ended July 4, 2004.  As of July 4, 2004, cumulative benefits recorded were $3.6 million and cumulative amounts received were $3.6 million for this insurance. Based on our insurance policy coverage, we believe that additional benefits will be recorded in fiscal 2004 relating to future insurance recoveries, although we cannot assure you that we will receive any future recoveries. Additionally, at this time, the total amount of any future recoveries is unknown.

Pre-opening costs, depreciation, amortization and non-cash charges increased $0.3 million, or 16.1%, to $2.2 million for the three month period ended July 4, 2004 from $1.9 million for the three month period ended June 29, 2003. These costs increased as a percentage of revenues by 0.2% to 3.3% for the three month period ended July 4, 2004 from 3.1% for the three month period ended June 29, 2003.  These costs decreased $0.1 million, or 2.5%, to $4.2 million for the six month period ended July 4, 2004 from $4.3 million for the six month period ended June 29, 2003. These costs decreased as a percentage of revenues by 0.4% to 3.0% for the six month period ended July 4, 2004 from 3.4% for the six month period ended June 29, 2003. We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense remained consistent at $0.2 million for the three month periods ended July 4, 2004 and June 29, 2003 and decreased $0.7 million to $0.2 million for the six month period ended July 4, 2004 from $0.9 million for the six month period ended June 29, 2003. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

General and administrative expenses increased $0.9 million, or 23.3%, to $4.7 million for the three month period ended July 4, 2004 from $3.8 million for the three month period ended June 29, 2003. These costs increased $1.7 million, or 22.1%, to $9.5 million for the six month period ended July 4, 2004 from $7.8 million for the six month period ended June 29, 2003. These costs as a percentage of revenues increased 0.9% to 7.2% for the three month period ended July 4, 2004 from 6.3% for the three month period ended June 29, 2003 and increased 0.6% to 6.9% for the six month period ended July 4, 2004 from 6.3% for the six month period ended June 29, 2003.  The increases were primarily due to increased salary, bonus and benefit costs and legal and professional costs.

Marketing and promotional expenses increased $1.1 million, or 102.2%, to $2.2 million for the three month period ended July 4, 2004 from $1.1 million for the three month period ended June 29, 2003. These costs increased $2.3 million, or 89.1%, to $4.9 million for the six month period ended July 4, 2004 from $2.6 million for the six month period ended June 29, 2003. These costs as a percentage of revenues increased 1.6% to 3.5% for the three month period ended July 4, 2004 from 1.9% for the three month period ended June 29, 2003 and increased 1.4% to 3.5% for the six month period ended July 4, 2004 from 2.1% for the six month period ended June 29, 2003. These increases were primarily due to increased spending for print media advertising in conjunction with the introduction of our “Savor the Good Life” theme in 2004.

Costs associated with the repayment of certain debt of $0.3 million for the six month period ended July 4, 2004 represent prepayment penalties that we incurred with the early repayment of two of our mortgages. There were no comparable costs associated with the repayment of certain debt during the three month period ended July 4, 2004 and the three and six month periods ended June 29, 2003.

Interest expense, net, increased $1.4 million, or 99.7%, to $2.9 million for the three month period ended July 4, 2004 from $1.4 million for the three month period ended June 29, 2003 and increased $2.9 million, or 93.0%, to $5.9 million for the six month period ended July 4, 2004 from $3.1 million for the six month period ended June 29, 2003.  These increases were primarily due to the issuance of the 7.5% senior secured notes in July 2003. Interest income was not significant in any of these periods.

Management fee paid to related party was $0.7 million for the three month periods ended July 4, 2004 and June 29, 2003 and $1.4 million for the six month periods ended July 4, 2004 and June 29, 2003. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc.

Provision for income taxes consisted of income tax expense of $0.6 million and $1.3 million for the six month periods ended July 4, 2004 and June 29, 2003, respectively. Our effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case. As of July 4, 2004, we had cash and cash equivalents of $2.3 million compared to $18.0 million as of January 4, 2004.  The decrease in cash and cash equivalents is primarily due to the payment of a dividend of $6.8 million and the early repayment of two mortgages aggregating $5.3 million.

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

Operating Activities.  Cash flows provided by operating activities for the six month period ended July 4, 2004 were $2.5 million, consisting primarily of a net increase in cash of $6.7 million resulting from net income before depreciation, amortization and other non-cash charges partially offset by a net decrease in cash of $4.2 million resulting from a decrease in accounts payable, accrued expenses and other liabilities.

Investing Activities.  Cash flows used in investing activities for the six month period ended July 4, 2004 were $5.4 million due to purchases of property and equipment of $3.6 million, which include capital expenditures related to the Morton’s steakhouse scheduled to open in the third quarter of fiscal 2004, and an increase in marketable securities of $1.7 million.

Financing Activities.  Cash flows used in financing activities for the six month period ended July 4, 2004 were $12.8 million primarily consisting of the payment of a dividend of $6.8 million, net principal reduction on obligations to financial institutions of $5.5 million, primarily due to the early repayment of two mortgages aggregating $5.3 million, and the payment of deferred financing costs of $0.6 million relating to our 7.5% senior secured notes offering and our working capital facility.

Debt and Other Obligations.

7.5% Senior Secured Notes.  On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010.  The notes were issued at a discount of 15% and a yield to maturity of 12.005% including the accretion of the discount and the amortization of the related deferred financing costs.  The notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic restricted subsidiaries.  On December 22, 2003, we filed a registration statement with the Securities and Exchange Commission with respect to notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately-issued original notes. The new notes evidence the same debt as the original notes, are entitled to the benefits of the indenture governing the original notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on January 28, 2004.  We refer to these notes as our 7.5% senior secured notes.

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

We pay interest on the 7.5% senior secured notes semi-annually in cash, in arrears, on January 1 and July 1 at an annual rate of 7.5%. The indenture governing the 7.5% senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability to incur additional indebtedness or enter into sale and leaseback transactions; pay dividends, redeem stock or make other distributions; issue stock of our subsidiaries; make certain investments or acquisitions; grant liens on assets; enter into transactions with affiliates; merge, consolidate or transfer substantially all of our assets; and transfer and sell assets. Our indenture has a covenant that limits our incurrence of additional indebtedness other than Permitted Indebtedness (defined therein) unless on the date of the incurrence of additional indebtedness our Consolidated Fixed Charge Coverage Ratio (defined therein) will be, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.25 to 1.0. The indenture defines Consolidated Fixed Charge Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Fixed Charges (defined therein).

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

Working Capital Facility. On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our ‘‘enterprise value,’’ determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of July 4, 2004, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of July 4, 2004, $1.0 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its ‘‘prime rate’’ plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of July 4, 2004, we were in compliance with all of our financial covenants.

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

Prior Credit Facility. Our prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between us and Fleet National Bank (subsequently acquired by B of A) (“Fleet”), as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, we used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility in full. Following repayment, the credit facility was terminated. On April 7, 1998 and May 29, 1998, we entered into interest rate swap agreements with Fleet on notional amounts of $10.0 million each. These agreements terminated on April 7, 2003 and May 29, 2003. Additionally, on October 24, 2002, we entered into two interest rate swap agreements with Fleet on notional amounts of $20.0 million each. These agreements terminate on October 24, 2004 and October 24, 2005. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40.0 million of variable rate debt under our prior credit facility. As a result of the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, these interest rate swap agreements are now accounted for as speculative instruments and resulting changes in their fair market value are charged or credited to the statement of operations. As of July 4, 2004 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $0.4 million and $0.7 million, respectively, in the accompanying consolidated balance sheets. The change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations for the three and six month periods ended July 4, 2004.

CNL Loan.  In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL Financial I, Inc. (“CNL”).  This loan is scheduled to mature on April 1, 2007 and bears interest at 10.002% per annum.  This loan is secured by a security interest in the assets of the Morton’s steakhouses located in Chicago and Denver (downtown).  Principal and interest payments are due monthly over the term of the loan.  On July 4, 2004 and January 4, 2004 the outstanding principal balance of the CNL loan was approximately $1.0 million and $1.1 million, respectively, of which approximately $0.3 million of principal for each period is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.

Mortgages.  During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates range from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants.  The loans generally require monthly payments of principal and interest.  On July 4, 2004 and January 4, 2004 the aggregate outstanding principal balance due on these loans was approximately $6.5 million and $11.8 million, respectively, of which approximately $0.2 million and $0.4 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.  We repaid one mortgage in May 2003, one in September 2003 and two in April 2004.  The remaining two mortgages outstanding as of July 4, 2004 are scheduled to mature in February 2020 and March 2021.

Restaurant Operating Leases.  Our obligations for restaurant operating leases include certain restaurant operating leases for which we or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of July 4, 2004:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes	$—	$—	$—	$—	$—	$105,000	$105,000
Loan agreement with CNL	153	329	364	104	—	—	950
Mortgage loans with GE Capital Franchise Finance	81	189	207	227	248	5,498	6,450
Subtotal	234	518	571	331	248	110,498	112,400
Restaurant operating leases	8,085	16,768	16,147	15,054	14,318	94,029	164,401
Letters of credit	1,000	—	—	—	—	—	1,000
Total	$9,319	$17,286	$16,718	$15,385	$14,566	$204,527	$277,801

During the first six months of fiscal 2004, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $3.9 million.  We estimate that we will spend up to approximately $11.0 million in fiscal 2004, including the $3.9 million recorded in the first six months of fiscal 2004, to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and/or rent allowances and net of equipment lease financing, for new restaurants.  We anticipate that funds generated through operations and through borrowings under our new working capital facility will be sufficient to fund planned expansion.  We cannot assure you, however that this will be the case.

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

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events.  Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements.  The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, cost increases, product safety and availability, government regulation and other risks detailed from time to time in the Company’s periodic earnings releases and reports filed with the Securities and Exchange Commission.  In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-

looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

As of July 4, 2004, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 4, 2004, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest and the 7.5% senior secured notes that are payable at a fixed rate of interest of 7.5%. As of July 4, 2004, there were no borrowings outstanding under our floating rate working capital facility. A hypothetical 10% fluctuation in interest rates, as of July 4, 2004, would have a net impact of approximately $0.3 million on earnings for the six month period ended July 4, 2004.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated June 4, 2004 with the Securities and Exchange Commission to report under Item 5 of Form 8-K that a press release was issued on June 4, 2004 announcing the completion of a $40 million 14% senior secured notes offering by its recently formed parent, Morton’s Holding Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date	August 17, 2004	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board, President
and Chief Executive Officer

Date	August 17, 2004	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President,
Chief Financial Officer and Director