Form 10-Q
period 2004-10-03
MORTONS RESTAURANT GROUP INC
filed 2004-11-15
CIK 883981

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

As of November 15, 2004, the registrant had 1,000 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.  Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	October 3, 2004	January 4, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,688	$17,997
Restricted cash	777	1,100
Marketable securities	968	—
Accounts receivable	4,960	3,829
Inventories	8,527	9,094
Prepaid expenses and other current assets	5,902	5,069
Deferred income taxes	6,130	7,076

Total current assets	29,952	44,165

Property and equipment, at cost:
Furniture, fixtures and equipment	16,022	14,131
Buildings and leasehold improvements	41,586	38,667
Land	8,474	8,474
Construction in progress	744	338
	66,826	61,610
Less accumulated depreciation and amortization	11,950	7,500
Net property and equipment	54,876	54,110

Intangible asset	92,000	92,000
Goodwill	61,552	61,552
Other assets and deferred expenses, net	9,541	10,360
	$247,921	$262,187

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and per share amounts)

	October 3, 2004	January 4, 2004
	(unaudited)
Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$6,334	$6,111
Accrued expenses	25,614	27,955
Current portion of obligations to financial institutions	509	658
Accrued income taxes	128	296

Total current liabilities	32,585	35,020

7.5% senior secured notes, net of unamortized discount of $13,720 and $14,987 at October 3, 2004 and January 4, 2004	91,280	90,013
Obligations to financial institutions, less current maturities	6,771	12,274
Deferred income taxes	20,471	20,471
Other liabilities	3,350	2,087

Total liabilities	154,457	159,865

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at October 3, 2004 and January 4, 2004	—	—
Additional paid-in capital	97,076	97,075
Accumulated other comprehensive income	127	128
(Accumulated deficit) retained earnings	(3,739)	5,119

Total stockholder’s equity	93,464	102,322

	$247,921	$262,187

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands)

	Three month periods ended		Nine month periods ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
				Restated (see Note 2)
	(unaudited)
Revenues	$61,789	$58,371	$199,682	$183,233

Food and beverage costs	21,105	19,850	67,566	61,710
Restaurant operating expenses	31,051	29,678	94,294	89,029
Pre-opening costs, depreciation, amortization and non-cash charges	2,295	1,631	6,482	5,927
General and administrative expenses	4,463	3,934	14,011	11,751
Marketing and promotional expenses	2,133	1,826	7,002	4,401
Costs associated with the repayment of certain debt	—	2,349	264	2,349
Interest expense, net	2,768	2,897	8,706	5,973
Management fee paid to related party	700	700	2,100	2,100

Loss before income taxes	(2,726)	(4,494)	(743)	(7)

Income tax expense (benefit)	731	(1,348)	1,326	(14)

Net (loss) income	$(3,457)	$(3,146)	$(2,069)	$7

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	October 3, 2004	September 28, 2003
		Restated (see Note 2)
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,069)	$7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	8,025	5,398
Deferred income taxes	946	18
Change in assets and liabilities:
Accounts receivable	(1,126)	2,717
Income taxes receivable	—	251
Inventories	570	355
Prepaid expenses and other assets	(928)	1,088
Accounts payable, accrued expenses and other liabilities	(1,517)	(6,539)
Accrued income taxes	(159)	(114)
Net cash provided by operating activities	3,742	3,181

Cash flows from investing activities:
Purchases of property and equipment	(5,418)	(3,219)
Increase in marketable securities	(968)	—
Net cash used in investing activities	(6,386)	(3,219)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(5,652)	(79,240)
Proceeds from senior secured notes offering	—	89,250
Proceeds from obligations to financial institutions	—	6,900
Payment of deferred financing costs	(550)	(6,168)
Dividends paid	(6,789)	—
Decrease (increase) in restricted cash	323	(1,663)
Net cash (used in) provided by financing activities	(12,668)	9,079

Effect of exchange rate changes on cash	3	50

Net (decrease) increase in cash and cash equivalents	(15,309)	9,091

Cash and cash equivalents at beginning of period	17,997	1,703

Cash and cash equivalents at end of period	$2,688	$10,794

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

October 3, 2004 and September 28, 2003

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

2)                                     Restatement of Consolidated Financial Statements

The effect of the restatement discussed herein on the Company’s results as of, and for the fiscal year ended January 4, 2004 was reflected in the Company’s Annual Report on Form 10-K. The Company has restated its consolidated financial statements for the three month period ended March 30, 2003 and nine month period ended September 28, 2003 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold.  The effect of the restatement was to reduce revenues for the three month period ended March 30, 2003 in the amount of $137,000 and accordingly reduce revenues for the nine month period ended September 28, 2003 in the amount of $137,000.  The restatement had no effect on the Company’s net operating cash position.  The impact of the above-mentioned restatement on the consolidated statement of operations for the nine month period ended September 28, 2003 is as follows (amounts in thousands):

	Nine month period ended September 28, 2003
	Reported	Restated
Revenues	$183,370	$183,233
Income (loss) before income taxes	130	(7)
Income tax expense (benefit)	39	(14)
Net income	91	7

3)                                     Recent Events

On June 3, 2004, the Company paid a dividend of $6,789,000 to its parent, Morton’s Holdings, LLC (“MHLLC”).

On June 4, 2004, Morton’s Holding Company, Inc. (“MHCI”), a newly formed wholly-owned subsidiary of MHLLC, became an intermediate holding company and the direct parent of the Company. Subsequently, MHCI completed a $40,000,000, 14% senior secured notes offering (“MHCI notes”). Interest on the MHCI notes can be paid in cash or “in kind,” through the issuance of additional “PIK notes.” The notes are secured by the assets of MHCI, which include the stock of the Company.  The notes are not secured by the assets of, nor are they guaranteed by, the Company or any of its subsidiaries.  MHCI used the proceeds of the offering to make a distribution to MHLLC’s equity holders and to pay fees and expenses related to the issuance.  Pursuant to the MHCI notes, if at the end of a fiscal quarter the Company has cash and cash equivalents and marketable securities in excess of $5,000,000, excluding up to $750,000 of cash and cash equivalents held by one or more of the Company’s foreign subsidiaries) and is permitted to pay a dividend under the Restricted Payments covenant of the 7.5% senior secured notes (defined therein), the Company is required to pay a dividend, to the extent permitted, to MHCI to repay outstanding PIK notes.  The dividend will be in the amount of the lesser of the excess cash and cash equivalents and marketable securities over the $5,000,000 threshold or the aggregate outstanding PIK notes.

4)                                     Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company paid cash interest, net of amounts capitalized, of approximately $5,276,000 and $4,370,000, and income taxes of approximately $559,000 and $386,000, for the nine month periods ended October 3, 2004 and September 28, 2003, respectively.

5)                                     Restricted Cash

Restricted cash of $777,000 and $1,100,000 as of October 3, 2004 and January 4, 2004, respectively, represents cash collateral relating to two interest rate swap agreements with Bank of America, formerly Fleet National Bank (“B of A”). See Note 8.

6)                                     Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  In accordance with SFAS No. 115, marketable securities of approximately $968,000 as of October 3, 2004 are accounted for as trading securities.  Securities held by the Company are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized gains and losses on such securities have been recognized in interest expense, net in the consolidated statements of operations.

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

8)                                     Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  As of October 3, 2004, the Company’s derivative financial instruments consist of two interest rate swap agreements with notional amounts of $20,000,000 each. Prior to the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from our 7.5% senior secured notes offering, the interest rate swap agreements were originally designated as cash flow hedges for purposes of SFAS No. 133. As a result of such repayment, these two interest rate swap agreements, which expire on October 24, 2004 and October 24, 2005, are accounted for as speculative instruments and resulting changes in their fair market value since such repayment have been charged or credited to interest expense, net in the consolidated statement of operations.  As of October 3, 2004 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $250,000 and $723,000, respectively.

9)                                     Comprehensive Income

The components of comprehensive (loss) income for the nine month periods ended October 3, 2004 and September 28, 2003 are as follows (amounts in thousands):

	Nine month periods ended
	October 3, 2004	September 28, 2003
		Restated
Net (loss) income	$(2,069)	$7
Other comprehensive income (loss):
Foreign currency translation	(1)	(20)
Unrealized loss on swap agreements	—	(191)
Reclassification adjustment on swap agreements for amounts realized in net income	—	711
Total comprehensive (loss) income	$(2,070)	$507

10)                              Morton’s 90 West Street, NY

As a result of the impact of the World Trade Center terrorist attacks on September 11, 2001, the Morton’s steakhouse restaurant located at 90 West Street, New York, New York, two blocks from the World Trade Center was closed permanently due to structural damage.  During the nine month period ended September 28, 2003, the Company recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $1,111,000 representing business interruption insurance recovery related to costs incurred from the closing of that restaurant.  There were no comparable benefits recorded during the nine month period ended October 3, 2004.  During March 2004, the Company received approximately $1,007,000 for such insurance.  As of October 3, 2004, cumulative benefits recorded and received were approximately $3,619,000 for this insurance. Based on the insurance policy coverage, the Company believes that additional benefits will be recorded in future periods relating to future insurance recoveries, although there is no assurance that any future recoveries will be received. Additionally, at this time, the total amount of any future recoveries is unknown.

11)                              Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements.  MHLLC’s Board approved 1,711,344 units available for grant of which 1,497,585 and 26,200 were granted on August 26, 2003 and June 21, 2004, respectively.  On August 26, 2003 and June 21, 2004, the fair value of each common unit granted was $0.01.  Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting.  Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date.  In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date.  Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement.  Stock-based employee compensation expense related to this plan is charged to the Company based on the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the Company recognized compensation expense relating to the vesting of common units granted in our consolidated statement of operations for the three and nine month periods ended October 3, 2004 and September 28, 2003.  The compensation expense recorded during the three and nine month periods ended October 3, 2004 and September 28, 2003, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the respective period.  The compensation expense recorded during the three and nine month periods ended September 28, 2003, also includes the difference between the fair value at the date of grant and the exercise price of the common units that were immediately vested on the date of grant of August 26, 2003. The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period.  Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

Activity relating to the common units granted pursuant to employee subscription agreements during the nine month period ended October 3, 2004 is as follows:

Unvested common units outstanding as of January 4, 2004	1,482,385
Granted units	26,200
Vested units	—
Forfeited units	(17,600)
Unvested common units outstanding as of October 3, 2004	1,490,985

As of October 3, 2004, there were 220,359 common units available for grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The application of the disclosure portion of this standard did not have any impact on our consolidated financial statements.  The financial and accounting standards board recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which it believes will become effective during the second half of 2005.  We will continue to monitor its progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

12)                              Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
				Restated
Domestic	$(2,905)	$(4,900)	$(1,581)	$(203)
Foreign	179	406	838	196
Total	$(2,726)	$(4,494)	$(743)	$(7)

13)                              Restaurant Activity

In January 2003, the Company closed the Morton’s steakhouse in the Hong Kong Central District. In August 2003, the Company closed the Morton’s steakhouse in Addison, Texas. During July 2004, a new Morton’s steakhouse opened in White Plains, New York. No restaurants were closed during the nine month period ended October 3, 2004.

14)                              Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (Florida only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but is considering the question of whether they could proceed as a collective action.  The arbitrator has indicated that he believes a collective action would be permitted. The Company intends to contest these cases vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources.

15)          Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”.  Under SFAS No. 109, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards.  Income taxes are one of the Company’s critical accounting policies and estimates and therefore involve a certain degree of judgment.  During the third quarter of fiscal 2004, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits.  Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1,500,000 to the Company’s income tax expense for the three and nine month periods ended October 3, 2004.

16)                              Supplemental Condensed Consolidating Financial Information

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

Supplemental Consolidating Balance Sheet

October 3, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,194	$1,039	$455	$—	$2,688
Restricted cash	777	—	—	—	777
Marketable securities	968	—	—	—	968
Accounts receivable	64	4,693	203	—	4,960
Inventories	—	8,029	498	—	8,527
Prepaid expenses and other current assets	563	5,328	11	—	5,902
Deferred income taxes	2,816	3,314	—	—	6,130

Total current assets	6,382	22,403	1,167	—	29,952

Property and equipment, net	143	53,630	1,103	—	54,876
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	8,049	3,761	251	(2,520)	9,541
Amounts due from affiliates	140,897	263	—	(141,160)	—
	$155,471	$233,609	$2,521	$(143,680)	$247,921

Supplemental Consolidating Balance Sheet

October 3, 2004

(unaudited)

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$6,962	$23,934	$1,052	$—	$31,948
Current portion of obligations to financial institutions	—	509	—	—	509
Accrued income taxes	31	678	(581)	—	128
Amounts due to affiliates	—	140,897	263	(141,160)	—

Total current liabilities	6,993	166,018	734	(141,160)	32,585

7.5% senior secured notes, net of unamortized discount of $13,720	91,280	—	—	—	91,280
Obligations to financial institutions, less current maturities	—	6,771	—	—	6,771
Deferred income taxes	—	20,471	—	—	20,471
Other liabilities	(32)	3,296	86	—	3,350

Total liabilities	98,241	196,556	820	(141,160)	154,457

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,076	2,520	—	(2,520)	97,076
Accumulated other comprehensive income (loss)	—	295	(168)	—	127
(Accumulated deficit) retained earnings	(39,846)	34,238	1,869	—	(3,739)

Total stockholder’s equity	57,230	37,053	1,701	(2,520)	93,464

	$155,471	$233,609	$2,521	$(143,680)	$247,921

Supplemental Consolidating Balance Sheet

January 4, 2004

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,911	$(614)	$700	$—	$17,997
Restricted cash	1,100	—	—	—	1,100
Accounts receivable	2	3,665	162	—	3,829
Inventories	—	8,511	583	—	9,094
Prepaid expenses and other current assets	382	4,649	38	—	5,069
Deferred income taxes	1,875	5,201	—	—	7,076

Total current assets	21,270	21,412	1,483	—	44,165

Property and equipment, net	91	52,537	1,482	—	54,110
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	8,899	3,732	249	(2,520)	10,360
Amounts due from affiliates	150,482	14,325	4,710	(169,517)	—
	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Balance Sheet

January 4, 2004

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$6,090	$26,704	$1,272	$—	$34,066
Current portion of obligations to financial institutions	—	658	—	—	658
Accrued income taxes	10,661	(11,774)	1,409	—	296
Amounts due to affiliates	—	165,206	4,311	(169,517)	—

Total current liabilities	16,751	180,794	6,992	(169,517)	35,020

7.5% senior secured notes, net of unamortized discount of $14,987	90,013	—	—	—	90,013
Obligations to financial institutions, less current maturities	—	12,274	—	—	12,274
Deferred income taxes	(3,860)	24,331	—	—	20,471
Other liabilities	(56)	2,074	69	—	2,087

Total liabilities	102,848	219,473	7,061	(169,517)	159,865

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,075	2,520	—	(2,520)	97,075
Accumulated other comprehensive income (loss)	—	296	(168)	—	128
(Accumulated deficit) retained earnings	(19,181)	23,269	1,031	—	5,119

Total stockholder’s equity	77,894	26,085	863	(2,520)	102,322

	$180,742	$245,558	$7,924	$(172,037)	$262,187

Supplemental Consolidating Statement of Operations

Three month period ended October 3, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,700	$58,836	$2,953	$(3,700)	$61,789

Food and beverage costs	—	20,097	1,008	—	21,105
Restaurant operating expenses	—	29,533	1,518	—	31,051
Pre-opening costs, depreciation, amortization and non-cash charges	3	2,136	156	—	2,295
General and administrative expenses	4,463	3,700	—	(3,700)	4,463
Marketing and promotional expenses	—	2,041	92	—	2,133
Interest expense, net	2,643	125	—	—	2,768
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(4,109)	1,204	179	—	(2,726)

Income tax expense	731	—	—	—	731

Net (loss) income	$(4,840)	$1,204	$179	$—	$(3,457)

Supplemental Consolidating Statement of Operations

Three month period ended September 28, 2003

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,494	$55,600	$2,771	$(3,494)	$58,371

Food and beverage costs	—	18,928	922	—	19,850
Restaurant operating expenses	—	28,380	1,298	—	29,678
Pre-opening costs, depreciation, amortization and non-cash charges	3	1,552	76	—	1,631
General and administrative expenses	3,934	3,494	—	(3,494)	3,934
Marketing and promotional expenses	—	1,762	64	—	1,826
Costs associated with the repayment of certain debt	2,349	—	—	—	2,349
Interest expense, net	2,557	335	5	—	2,897
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(6,049)	1,149	406	—	(4,494)

Income tax benefit	(1,348)	—	—	—	(1,348)

Net (loss) income	$(4,701)	$1,149	$406	$—	$(3,146)

Supplemental Consolidating Statement of Operations

Nine month period ended October 3, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$11,958	$190,286	$9,396	$(11,958)	$199,682

Food and beverage costs	—	64,430	3,136	—	67,566
Restaurant operating expenses	—	89,549	4,745	—	94,294
Pre-opening costs, depreciation, amortization and non-cash charges	9	6,069	404	—	6,482
General and administrative expenses	14,011	11,958	—	(11,958)	14,011
Marketing and promotional expenses	—	6,729	273	—	7,002
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	8,124	582	—	—	8,706
Management fee paid to related party	2,100	—	—	—	2,100

(Loss) income before income taxes	(12,550)	10,969	838	—	(743)

Income tax expense	1,326	—	—	—	1,326

Net (loss) income	$(13,876)	$10,969	$838	$—	$(2,069)

Supplemental Consolidating Statement of Operations

Nine month period ended September 28, 2003

(unaudited)

Restated

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$10,967	$175,745	$7,488	$(10,967)	$183,233

Food and beverage costs	—	59,138	2,572	—	61,710
Restaurant operating expenses	—	84,856	4,173	—	89,029
Pre-opening costs, depreciation, amortization and non-cash charges	61	5,540	326	—	5,927
General and administrative expenses	11,751	10,967	—	(10,967)	11,751
Marketing and promotional expenses	—	4,206	195	—	4,401
Costs associated with the repayment of certain debt	2,349	—	—	—	2,349
Interest expense, net	4,681	1,266	26	—	5,973
Management fee paid to related party	2,100	—	—	—	2,100

(Loss) income before income taxes	(9,975)	9,772	196	—	(7)

Income tax benefit	(14)	—	—	—	(14)

Net (loss) income	$(9,961)	$9,772	$196	$—	$7

Supplemental Consolidating Statement of Cash Flows

Nine month period ended October 3, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,876)	$10,969	$838	$(2,069)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	2,105	5,489	431	8,025
Deferred income taxes	2,919	(1,973)	—	946
Change in assets and liabilities:
Accounts receivable	(62)	(1,025)	(39)	(1,126)
Inventories	—	482	88	570
Prepaid expenses and other assets	9,403	(9,187)	(1,144)	(928)
Accounts payable, accrued expenses and other liabilities	1,469	(2,785)	(201)	(1,517)
Accrued income taxes	(10,630)	10,663	(192)	(159)
Net cash (used in) provided by operating activities	(8,672)	12,633	(219)	3,742

Cash flows from investing activities:
Purchases of property and equipment	(61)	(5,328)	(29)	(5,418)
Increase in marketable securities	(968)	—	—	(968)
Net cash used in investing activities	(1,029)	(5,328)	(29)	(6,386)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(5,652)	—	(5,652)
Payment of deferred financing costs	(550)	—	—	(550)
Dividends paid	(6,789)	—	—	(6,789)
Decrease in restricted cash	323	—	—	323
Net cash used in financing activities	(7,016)	(5,652)	—	(12,668)

Effect of exchange rate changes on cash	—	—	3	3

Net (decrease) increase in cash and cash equivalents	(16,717)	1,653	(245)	(15,309)

Cash and cash equivalents at beginning of period	17,911	(614)	700	17,997

Cash and cash equivalents at end of period	$1,194	$1,039	$455	$2,688

Supplemental Consolidating Statement of Cash Flows

Nine month period ended September 28, 2003

(unaudited)

Restated

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,961)	$9,772	$196	$7
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	431	4,646	321	5,398
Deferred income taxes	3,849	(3,831)	—	18
Change in assets and liabilities:
Accounts receivable	(14)	2,776	(45)	2,717
Income taxes receivable	251	—	—	251
Inventories	—	256	99	355
Prepaid expenses and other assets	3,074	(3,022)	1,036	1,088
Accounts payable, accrued expenses and other liabilities	(292)	(5,138)	(1,109)	(6,539)
Accrued income taxes	(9,331)	9,345	(128)	(114)
Net cash (used in) provided by operating activities	(11,993)	14,804	370	3,181

Cash flows from investing activities:
Purchases of property and equipment	(65)	(3,050)	(104)	(3,219)
Net cash used in investing activities	(65)	(3,050)	(104)	(3,219)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(68,125)	(10,569)	(546)	(79,240)
Proceeds from senior secured notes offering	89,250	—	—	89,250
Proceeds from obligations to financial institutions	6,900	—	—	6,900
Payment of deferred financing costs	(6,168)	—	—	(6,168)
Increase in restricted cash	(1,663)	—	—	(1,663)
Net cash provided by (used in) financing activities	20,194	(10,569)	(546)	9,079

Effect of exchange rate changes on cash	—	—	50	50

Net increase (decrease) in cash and cash equivalents	8,136	1,185	(230)	9,091

Cash and cash equivalents at beginning of period	243	601	859	1,703

Cash and cash equivalents at end of period	$8,379	$1,786	$629	$10,794

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

The effect of the restatement discussed herein on our results as of and for the fiscal year ended January 4, 2004 was reflected in our Annual Report on Form 10-K. We have restated our consolidated financial statements for the three month period ended March 30, 2003 and the nine month period ended September 28, 2003 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that we sold.  The effect of the restatement was to reduce revenues for the three month period ended March 30, 2003 in the amount of $0.1 million and accordingly reduce revenues for the nine month period ended September 28, 2003 in the amount of $0.1 million.  The restatement had no effect on our net operating cash position. See Note 2 to our unaudited consolidated financial statements.

Results of Operations

Our net loss increased $0.3 million, or 9.9%, to $3.5 million for the three month period ended October 3, 2004 from $3.1 million for the three month period ended September 28, 2003.  The increase is due, in part, to increases in general and administrative expenses, marketing and promotional expenses, pre-opening costs, depreciation, amortization and non-cash charges and income tax expense discussed below.  These increases were partially offset by an increase in comparable restaurant revenues plus the impact of new restaurants, less food and beverage costs and restaurant operating expenses. There were no comparable costs associated with the repayment of certain debt during the three month period ended October 3, 2004.  In conjunction with the issuance of the 7.5% senior secured notes, there were costs associated with the repayment of certain debt during the three month period ended September 28, 2003.  For the nine month period ended October 3, 2004 our net loss was $2.1 million compared to net income of $7,000 for the nine month period ended September 28, 2003.  The decrease was due, in part, to increases in general and administrative expenses, marketing and promotional expenses, interest expense, net and income tax expense discussed below. These increases were partially offset by an increase in comparable restaurant revenues plus the impact of new restaurants, less food and beverage costs and restaurant operating expenses, and decreases in costs associated with the repayment of certain debt.

Revenues increased $3.4 million, or 5.9%, to $61.8 million for the three month period ended October 3, 2004 from $58.4 million for the three month period ended September 28, 2003. Revenues increased $2.6 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $1.3 million due to the opening of one new Morton’s steakhouse in fiscal 2004. Revenues decreased $0.3 million due to a decline in revenues attributable to the one new restaurant opened in fiscal 2003. Revenues declined $0.2 million due to the closing of the Morton’s steakhouse formerly located in Addison, Texas (closed since August 2003), which was closed due to its comparatively low revenues and negative cash flows. Average revenue per restaurant open all of either period increased 3.9%. Revenues for the three month period ended October 3, 2004 also reflect the impact of aggregate menu price increases of approximately 3% in November 2003 and approximately 3% in February 2004.

Revenues increased $16.4 million, or 9.0%, to $199.7 million for the nine month period ended October 3, 2004 from $183.2 million for the nine month period ended September 28, 2003. Revenues increased $16.8 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $1.3 million due to the opening of one new Morton’s steakhouse in fiscal 2004. Revenues declined $1.3 million due to the closing of the Morton’s steakhouses formerly located in Hong Kong Central (closed since January 2003) and Addison, Texas (closed since August 2003). These steakhouses were closed due to their comparatively low revenues and negative cash flows. Revenues decreased $0.4 million due to a decline in revenues attributable to one new restaurant opened in fiscal 2003. Average revenue per restaurant open all of either period increased 8.7%. Revenues for the nine month period ended October 3, 2004 also reflect the impact of aggregate menu price increases of approximately 3% in November 2003 and approximately 3% in February 2004.

Percentage changes in comparable restaurant revenues for the three and nine month periods ended October 3, 2004 versus September 28, 2003 for restaurants open all of both periods are as follows:

	Three month period ended October 3, 2004 Percentage Change	Nine month period ended October 3, 2004 Percentage Change
Morton’s	4.5%	9.5%
Bertolini’s	4.2%	7.1%
Total	4.5%	9.4%

During the first and second quarters of fiscal 2003, we believe that the war in Iraq and the weak economic environment adversely affected many of the markets in which we operate which, in turn, contributed to weak revenue trends and negative comparable restaurant revenues. Additionally, during the first and second quarters of fiscal 2003, the outbreak of “severe acute respiratory syndrome” materially affected the results of our three restaurants located in Hong Kong, Singapore and Toronto. During the first and second quarters of fiscal 2004, an improved economy contributed to stronger revenue trends. During the third quarter of fiscal 2004, we believe revenues were adversely impacted by hurricanes and severe weather in Florida and the southeastern United States.

Our business is somewhat seasonal in nature, with revenues generally being less in the second and third quarters primarily due to our reduced summer volume.

Food and beverage costs increased $1.3 million, or 6.3%, to $21.1 million for the three month period ended October 3, 2004 from $19.9 million for the three month period ended September 28, 2003. These costs increased $5.9 million, or 9.5%, to $67.6 million for the nine month period ended October 3, 2004 from $61.7 million for the nine month period ended September 28, 2003. These costs as a percentage of revenues increased by 0.2% to 34.2% for the three month period ended October 3, 2004 from 34.0% for the three month period ended September 28, 2003 and increased by 0.1% to 33.8% for the nine month period ended October 3, 2004 from 33.7% for the nine month period ended September 28, 2003. During the three and nine month periods ended October 3, 2004 high demand for U.S. beef products has decreased the availability of USDA prime beef which resulted in increased food costs. We were generally able to offset such cost increases with the benefit of menu price increases, which resulted in a slight increase in food and beverage costs as a percentage of revenues for the three and nine month periods ended October 3, 2004 compared to the three and nine month periods ended September 28, 2003.  We cannot assure you that we would be able or willing to increase menu prices or take other actions to offset increases in such costs in the future.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $1.4 million, or 4.6%, to $31.1 million for the three month period ended October 3, 2004 from $29.7 million for the three month period ended September 28, 2003. These costs increased $5.3 million, or 5.9%, to $94.3 million for the nine month period ended October 3, 2004 from $89.0 million for the nine month period ended September 28, 2003. These increases were primarily due to increases in labor and benefit costs and the opening of additional restaurants. Restaurant operating expenses as a percentage of revenues decreased 0.5% to 50.3% for the three month period ended October 3, 2004 from 50.8% for the three month period ended September 28, 2003 and decreased 1.4% to 47.2% for the nine month period ended October 3, 2004 from 48.6% for the nine month period ended September 28, 2003. The decreases in restaurant operating expenses as a percentage of revenues are primarily due to the benefit of menu price increases. Included in the three and nine month periods ended September 28, 2003 are recoveries of approximately $0.2 million and $1.1 million for business interruption insurance benefits related to the closing of the Morton’s steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. There were no comparable benefits recorded during the three and nine month periods ended October 3, 2004.  As of October 3, 2004, cumulative benefits recorded and received were $3.6 million for this insurance. Based on our insurance policy coverage, we believe that additional benefits will be recorded in future periods relating to future insurance recoveries, although we cannot assure you that we will receive any future recoveries. Additionally, at this time, the total amount of any future recoveries is unknown.

Pre-opening costs, depreciation, amortization and non-cash charges increased $0.7 million, or 40.7%, to $2.3 million for the three month period ended October 3, 2004 from $1.6 million for the three month period ended September 28, 2003. These costs increased as a percentage of revenues by 0.9% to 3.7% for the three month period ended October 3, 2004 from 2.8% for the three month period ended September 28, 2003.  These costs increased $0.6 million, or 9.4%, to $6.5 million for the nine month period ended October 3, 2004 from $5.9 million for the nine month period ended September 28, 2003. These costs as a percentage of revenues remained consistent at 3.2% for the nine month periods ended October 3, 2004 and September 28, 2003. We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense increased to $0.3 million for the three month period ended October 3, 2004 from $29,000 for the three month period ended September 28, 2003 and decreased $0.3 million to $0.6 million for the nine month period ended October 3, 2004 from $0.9 million for the nine month period ended September 28, 2003. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

General and administrative expenses increased $0.5 million, or 13.4%, to $4.5 million for the three month period ended October 3, 2004 from $3.9 million for the three month period ended September 28, 2003. These costs increased $2.3 million, or 19.2%, to $14.0 million for the nine month period ended October 3, 2004 from $11.8 million for the nine month period ended September 28, 2003. These costs as a percentage of revenues increased 0.5% to 7.2% for the three month period ended October 3, 2004 from 6.7% for the three month period ended September 28, 2003 and increased 0.6% to 7.0% for the nine month period ended October 3, 2004 from 6.4% for the nine month period ended September 28, 2003.  The increases were primarily due to increased salary, bonus and benefit costs and legal and professional costs.

Marketing and promotional expenses increased $0.3 million, or 16.8%, to $2.1 million for the three month period ended October 3, 2004 from $1.8 million for the three month period ended September 28, 2003. These costs increased $2.6 million, or 59.1%, to $7.0 million for the nine month period ended October 3, 2004 from $4.4 million for the nine month period ended September 28, 2003. These costs as a percentage of revenues increased 0.4% to 3.5% for the three month period ended October 3, 2004 from 3.1% for the three month period ended September 28, 2003 and increased 1.1% to 3.5% for the nine month period ended October 3, 2004 from 2.4% for the nine month period ended September 28, 2003. These increases were primarily due to increased spending for print media advertising in conjunction with the introduction of our “Savor the Good Life” theme in 2004.

Costs associated with the repayment of certain debt of $0.3 million for the nine month period ended October 3, 2004 represent prepayment penalties that we incurred with the early repayment of two of our mortgages. There were no comparable costs associated with the repayment of certain debt during the three month period ended October 3, 2004. Costs associated with the repayment of certain debt of $2.3 million for the three and nine month periods ended September 28, 2003 represent: (1) the write-off of deferred financing costs of $0.7 million relating to our previously existing credit facility; (2) prepayment penalties of

$0.5 million that we incurred with the repayment of our capital leases and one mortgage; and (3) the write-off of the accumulated other comprehensive loss of $0.7 million and deferred tax assets of $0.4 million previously recognized in connection with two interest rate swap agreements that expire on October 24, 2004 and October 24, 2005, which due to the repayment of our previously existing credit facility are now accounted for as speculative instruments. Changes in their fair market value are charged or credited to interest expense, net in the consolidated statements of operations.

Interest expense, net, decreased $0.1 million, or 4.5%, to $2.8 million for the three month period ended October 3, 2004 from $2.9 million for the three month period ended September 28, 2003 and increased $2.7 million, or 45.8%, to $8.7 million for the nine month period ended October 3, 2004 from $6.0 million for the nine month period ended September 28, 2003.  The increase is primarily due to the issuance of the 7.5% senior secured notes in July 2003. Interest income was not significant in any of these periods.

Management fee paid to related party was $0.7 million for the three month periods ended October 3, 2004 and September 28, 2003 and $2.1 million for the nine month periods ended October 3, 2004 and September 28, 2003. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc.

Provision for income taxes consisted of an income tax expense of $1.3 million for the nine month period ended October 3, 2004 and an income tax benefit of $14,000 for the nine month period ended September 28, 2003. Our 2004 effective tax rate differs from the statutory rate due to the change in utilization of 2003 FICA tax payments from a credit to a deduction and certain non-deductible interest expense related to our 7.5% senior secured notes. See Note 15 to our unaudited consolidated financial statements. Our 2003 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot assure you, however, that this will be the case. As of October 3, 2004, we had cash and cash equivalents of $2.7 million compared to $18.0 million as of January 4, 2004.  The decrease in cash and cash equivalents is primarily due to the payment of a dividend of $6.8 million, purchases of property and equipment of $5.4 million and the early repayment of two mortgages aggregating $5.3 million.

Working Capital and Cash Flows

As of October 3, 2004 we had, in the past we have had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and/or payments of long-term debt balances under our prior revolving credit agreement.

Operating Activities.  Cash flows provided by operating activities for the nine month period ended October 3, 2004 were $3.7 million, consisting primarily of a net increase in cash of $6.0 million resulting from net income before depreciation, amortization and other non-cash charges partially offset by a net decrease in cash of $1.5 million resulting from a decrease in accounts payable, accrued expenses and other liabilities and $1.1 million due to an increase in accounts receivable.

Investing Activities.  Cash flows used in investing activities for the nine month period ended October 3, 2004 were $6.4 million due to purchases of property and equipment of $5.4 million, which include capital expenditures related to the Morton’s steakhouse opened in the third quarter of fiscal 2004, and an increase in marketable securities of $1.0 million.

Financing Activities.  Cash flows used in financing activities for the nine month period ended October 3, 2004 were $12.7 million primarily consisting of the payment of a dividend of $6.8 million, net principal reduction on obligations to financial institutions of $5.7 million, primarily due to the early repayment of two mortgages aggregating $5.3 million, and the payment of deferred financing costs of $0.6 million relating to our 7.5% senior secured notes offering and our working capital facility.

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

Working Capital Facility. On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our “enterprise value,” determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of October 3, 2004, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of October 3, 2004, $1.0 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its “prime rate” plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of October 3, 2004, we were in compliance with all of our financial covenants.

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

Prior Credit Facility. Our prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between us and Fleet National Bank (subsequently acquired by B of A) (“Fleet”), as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, we used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility in full. Following repayment, the credit facility was terminated. On April 7, 1998 and May 29, 1998, we entered into interest rate swap agreements with Fleet on notional amounts of $10.0 million each. These agreements expired on April 7, 2003 and May 29, 2003. Additionally, on October 24, 2002, we entered into two interest rate swap agreements with Fleet on notional amounts of $20.0 million each. These agreements expire on October 24, 2004 and October 24, 2005. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40.0 million of variable rate debt under our prior credit facility. As a result of the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, these interest rate swap agreements are now accounted for as speculative instruments and resulting changes in their fair market value are charged or credited to interest expense, net in the consolidated statement of operations. As of October 3, 2004 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $0.3 million and $0.7 million, respectively, in the accompanying consolidated balance sheets. The change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations for the three and nine month periods ended October 3, 2004.

CNL Loan.  In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL Financial I, Inc. (“CNL”).  This loan is scheduled to mature on April 1, 2007 and bears interest at 10.002% per annum.  This loan is secured by a security interest in the assets of the Morton’s steakhouses located in Chicago and Denver (downtown).  Principal and interest payments are due monthly over the term of the loan.  On October 3, 2004 and January 4, 2004 the outstanding principal balance of the CNL loan was approximately $0.9 million and $1.1 million, respectively, of which approximately $0.3 million of principal for each period is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.

Mortgages.  During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates range from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants.  The loans generally require monthly payments of principal and interest.  On October 3, 2004 and January 4, 2004 the aggregate outstanding principal balance due on these loans was approximately $6.4 million and $11.8 million, respectively, of which approximately $0.2 million and $0.4 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.  We repaid one mortgage in May 2003, one in September 2003 and two in April 2004.  The remaining two mortgages outstanding as of October 3, 2004 are scheduled to mature in February 2020 and March 2021.

Restaurant Operating Leases.  Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of October 3, 2004:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes	$—	$—	$—	$—	$—	$105,000	$105,000
Loan agreement with CNL	77	329	364	104	—	—	874
Mortgage loans with GE Capital Franchise Finance	37	189	207	227	248	5,498	6,406
Subtotal	114	518	571	331	248	110,498	112,280
Operating leases	4,296	18,879	19,076	18,565	17,872	121,662	200,350
Purchase commitments	399	1,674	—	—	—	—	2,073
Letters of credit	1,000	—	—	—	—	—	1,000
Total	$5,809	$21,071	$19,647	$18,896	$18,120	$232,160	$315,703

During the first nine months of fiscal 2004, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $6.0 million.  We estimate that we will spend up to approximately $11.0 million in fiscal 2004, including the $6.0 million recorded in the first nine months of fiscal 2004, to finance ordinary refurbishment of existing restaurants and capital expenditures, net of landlord development and or rent allowances and net of equipment lease financing, for new restaurants.  We anticipate that funds generated through operations and through borrowings under our working capital facility will be sufficient to fund planned expansion.  We cannot assure you, however, that this will be the case.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The application of the disclosure portion of this standard had no impact on the Company’s consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard it is currently deliberating, which it believes will become effective during the second half of 2005. The Company will continue to monitor its progress on the issuance of this standard as well as evaluate the Company’s position with respect to current guidance.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 (“FIN 46R”).  FIN 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements to the entity.  The provisions of FIN 46 and FIN 46R are applicable for all entities that are considered special purpose entities (“SPE”) by the end of the first reporting period ending after December 15, 2003.  The provisions of FIN 46R are applicable to all other types of entities for reporting periods ending after March 15, 2004.  The adoption of FIN 46 and FIN 46R did not have any effect on the Company’s consolidated financial statements, as the Company does not have any SPEs.  The Company has determined that the adoption of the other provisions that are applicable in 2004 did not have any effect on the Company’s consolidated financial statements.

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

As of October 3, 2004, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 3, 2004, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest and the 7.5% senior secured notes that are payable at a fixed rate of interest of 7.5%. As of October 3, 2004, there were no borrowings outstanding under our floating rate working capital facility. A hypothetical 10% fluctuation in interest rates, as of October 3, 2004, would have a net impact of approximately $0.1 million on earnings for the nine month period ended October 3, 2004.

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

Item 1.  Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (Florida only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but is considering the question of whether they could proceed as a collective action.  The arbitrator has indicated that he believes a collective action would be permitted. The Company intends to contest these cases vigorously.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date	November 15, 2004	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board, President
and Chief Executive Officer

Date	November 15, 2004	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President,
Chief Financial Officer and Director