Form 10-K
period 2004-12-31
MORTONS RESTAURANT GROUP INC
filed 2005-03-31
CIK 883981

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-12692

MORTON’S RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3490149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3333 New Hyde Park Road, Suite 210, New Hyde Park, NY	11042
(Address of principal executive offices)	(zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒.

As of March 30, 2005, the registrant had 1,000 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part I

Item 1.         Business

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and is a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of MRG on June 4, 2004. MHCI is a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. As used in this Report, the term “Company” refers to MRG and its consolidated subsidiaries.

General

At January 2, 2005, the Company owned and operated 65 Morton’s The Steakhouse restaurants (“Morton’s”) and 4 Bertolini’s Authentic Trattoria restaurants (“Bertolini’s”). Morton’s are upscale steakhouse restaurants associated with a fine steakhouse dining experience. Bertolini’s are designed as white tablecloth, authentic Italian trattorias. These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

The Company provides strategic support and direction to its subsidiary companies, and evaluates and analyzes potential locations for new restaurants. Management consists of Allen J. Bernstein, Chairman of the Board, President and Chief Executive Officer, and vice presidents responsible for site selection and development, finance and communications.

Morton’s The Steakhouse Restaurants

At January 2, 2005, the Company owned and operated 65 Morton’s The Steakhouse restaurants (59 in the continental United States, one each in Honolulu, Hawaii; San Juan, Puerto Rico; Toronto and Vancouver, Canada; Singapore; and Hong Kong) located in 62 cities in 28 states. During July 2004, a new Morton’s steakhouse opened in White Plains, New York. During the first quarter of 2005, new Morton’s steakhouses opened in Bethesda, Maryland; Charlotte, North Carolina and Chicago, Illinois.

Morton’s strives to provide its guests the highest quality cuisine, an extensive selection of wines and exceptional service in an enjoyable dining environment. Morton’s steakhouses feature USDA prime aged beef in the United States and comparable high quality aged beef outside the United States, including, among other cuts, a 24 oz. porterhouse, a 20 oz. New York strip sirloin and a 16 oz. ribeye steak. While the emphasis is on beef, Morton’s menu selection is broad enough to appeal to many taste preferences, and includes the highest quality lamb, poultry and fresh seafood, including three to five pound lobsters. Complementing its substantial main course selections, Morton’s dessert menu features its original warm Godiva® chocolate cake, New York cheesecake, soufflés and traditional desserts. The Morton’s tableside menu presentation by the server highlights the quality of its products, personalizes the dining experience and underscores Morton’s focus on premium service. In addition, all Morton’s steakhouses feature an open display kitchen where the chefs and grills are visible, which increases the energy level of the restaurant and enhances the guests’ experience. Each Morton’s has a fully stocked bar and an extensive premium wine list that offers approximately 200 wine selections in all restaurants and a broader list of up to 400 wines in selected restaurants.

Morton’s caters primarily to high-end, business-oriented clientele. All Morton’s are open seven days a week. Those 57 Morton’s serving only dinner are typically open from 5:00 p.m. to 11:30 p.m., while those Morton’s serving both dinner and lunch typically open at 11:30 a.m. for the lunch period. All except for one Morton’s have on-premises, private dining and meeting facilities referred to as “Boardrooms.” During the fiscal year ended January 2, 2005, the average per-person check, including lunch, dinner and Boardroom, was approximately $84.70. Management believes that a vast majority of Morton’s weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 29% of Morton’s revenues during fiscal

2004. In the eight Morton’s serving both dinner and lunch during fiscal 2004, dinner service accounted for approximately 85% of revenues and lunch service accounted for approximately 15%. During fiscal 2004, Boardroom revenues were approximately 19% of sales in those locations offering Boardrooms.

Management believes that its operations and cost systems, which have been developed over 25 years, enable Morton’s to maintain a high degree of control over operating expenses and to adjust its cost structure to changes in revenue. Morton’s staff is highly trained, experienced and motivated. Morton’s management believes that its centralized sourcing from primary suppliers of USDA prime aged beef and other products gives it significant cost and availability advantages over many independent restaurants. All Morton’s steakhouses report daily through a point-of-sale system that allows the Company to monitor its revenue, costs, labor, inventory and other operating information.

Bertolini’s Authentic Trattoria Restaurants

At January 2, 2005, the Company owned and operated four Bertolini’s, located in three cities. Bertolini’s are designed as white tablecloth, authentic Italian trattorias, which provide table service in a casual dining atmosphere. For the fiscal year ended January 2, 2005, Bertolini’s average per-person check, including lunch and dinner, was approximately $24.40. Bertolini’s restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2004, dinner service accounted for approximately 68% of revenues and lunch service accounted for approximately 32%. Sales of alcoholic beverages accounted for approximately 23% of Bertolini’s revenues during fiscal 2004. During fiscal 2004, no new Bertolini’s restaurants were opened and no existing Bertolini’s restaurants were closed.

Site Development and Expansion

General.   To date, the Company has sought to enhance its capital resources by obtaining substantial development and or rent allowances from its landlords. The Company’s restaurant leases typically provide for substantial landlord development and or rent allowances and an annual percentage rent based on gross revenues, subject to market-based minimum annual rents. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants.

The costs of opening a Morton’s steakhouse vary by restaurant depending upon, among other things, the location of the site and construction required. The Company generally leases its restaurant sites and operates both free-standing and in-line restaurants. In recent years, the Company has received substantial landlord development and or rent allowances for leasehold improvements. The Company currently targets its average cash investment, net of such landlord allowances in new restaurants, in leased premises, to be less than $2.0 million per restaurant, although the Company may expend greater amounts for particular restaurants. The standard décor and interior design of each of its restaurant concepts can be readily adapted to accommodate different types of locations.

Management believes that the locations of the Company’s restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed specific criteria by which it evaluates each prospective site. Potential sites are generally sought in major metropolitan areas. Management considers factors such as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, area restaurant competition, accessibility and visibility. The Company’s ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease or purchase of locations, raising or having available an adequate amount of money for construction and opening costs, timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and money used to build and open each new restaurant. For these and other reasons, there can be no assurance that the Company’s expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Morton’s.   The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s operations headquarters are still located. From 1978 to 1989, Morton’s expanded to a group of nine restaurants in nine cities. Since the 1989 acquisition by the Company, Morton’s has grown from nine to 68 restaurants as of March 30, 2005. During July 2004, a new Morton’s steakhouse opened in White Plains, New York. During the first quarter of 2005, new Morton’s steakhouses opened in Bethesda, Maryland; Charlotte, North Carolina and Chicago, Illinois.

Morton’s are very similar in terms of style, concept and decor, and are located in upscale retail, hotel, commercial and office complexes in major metropolitan areas and urban centers. The approximate gross costs to the Company for the four Morton’s opened in leased premises between January 5, 2004 and March 30, 2005 ranged from approximately $2.9 million to $4.5 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment and pre-opening expenses. These costs were substantially offset by landlord development allowances ranging from approximately $1.0 million to $1.2 million.

Bertolini’s.   The first Bertolini’s opened in Las Vegas in May 1992, and is located in the Forum Shops Mall, adjacent to Caesars Palace Casino. At January 2, 2005, the Company owned and operated four Bertolini’s. No Bertolini’s were opened during fiscal 2004 and none are planned for the foreseeable future.

Restaurant Locations

The Company owned and operated 68 Morton’s and 4 Bertolini’s as of March 30, 2005. The following table provides information with respect to those restaurants:

Morton’s The Steakhouse Restaurants	Date Opened
Arizona
Phoenix, AZ	March 1996
Scottsdale, AZ	January 1999
California
Beverly Hills, CA(2)	October 1992
Los Angeles (Downtown), CA(2)	November 2001
Burbank, CA(2)	November 2002
Palm Desert, CA	January 1994
Sacramento, CA	May 1993
San Diego, CA	April 1997
San Francisco, CA	November 1994
Santa Ana/Costa Mesa, CA	November 2001
Colorado
Denver (Downtown), CO	March 1995
Denver (Tech Center), CO	March 2000
Connecticut
Hartford, CT	September 2000
Stamford, CT	February 1998
Florida
Boca Raton, FL	August 1999
Jacksonville, FL	June 2000
Miami (Downtown), FL	December 1997
North Miami Beach, FL	July 1998
Orlando, FL	March 1996
Palm Beach, FL	November 1991
Georgia
Atlanta (Downtown), GA	November 1995
Atlanta (Buckhead), GA	March 1994
Hawaii
Honolulu, HI	November 2001

Illinois
Chicago, IL (State Street)(1)	December 1978
Chicago, IL (Wacker Place)	February 2005
Rosemont, IL	June 1989
Schaumburg, IL	December 1999
Westchester/Oakbrook, IL	June 1986
Indiana
Indianapolis, IN	November 1999
Kentucky
Louisville, KY	June 2001
Louisiana
New Orleans, LA	December 2000
Massachusetts
Boston, MA	December 1987
Maryland
Baltimore, MD	August 1997
Bethesda, MD	February 2005
Michigan
Detroit (Southfield), MI	November 1992
Minnesota
Minneapolis, MN	December 1991
Missouri
Kansas City, MO	October 1999
St. Louis (Clayton), MO	December 1993
Nevada
Las Vegas, NV	May 2000
New Jersey
Hackensack, NJ	September 2002
New York
New York (Midtown Manhattan), NY	October 1993
Great Neck (Long Island), NY	October 2000
White Plains, NY	July 2004
North Carolina
Charlotte, NC (Downtown)	July 1994
Charlotte, NC (Southpark)	January 2005
Ohio
Cincinnati, OH	August 1991
Cleveland, OH	September 1990
Columbus, OH	April 1991
Oregon
Portland, OR	December 1998
Pennsylvania
Philadelphia, PA	July 1999
King of Prussia, PA	April 2002
Pittsburgh, PA	August 1993
Puerto Rico
San Juan, PR	October 2000
Tennessee
Nashville, TN	January 1999
Texas
Dallas (Downtown), TX	May 1987
Houston, TX	January 1996
San Antonio, TX	September 1991

Virginia
Arlington, VA	October 2002
Reston, VA	July 2001
Richmond, VA	February 2003
Tysons Corner, VA	November 1990
Washington
Seattle, WA	December 1999
Washington D.C.
Washington (Connecticut Ave.), DC	January 1997
Washington (Georgetown), DC	November 1982
Canada
Toronto, Canada	September 1998
Vancouver, Canada	October 2000
Hong Kong
Hong Kong (Kowloon)	December 1999
Singapore
Singapore	June 1998

Bertolini’s Authentic Trattorias	Date Opened
Las Vegas, NV	May 1992
King of Prussia, PA	November 1995
Indianapolis, IN	October 1996
West Las Vegas, NV	December 1998

(1)          Does not have Morton’s Boardroom Banquet facilities.

(2)          Operates under the name “Arnie Morton’s The Steakhouse.”

Restaurant Operations and Management

Morton’s and Bertolini’s restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Regional managers supervise the operations for the Company’s restaurants, and each is responsible for several restaurants and reports to a division vice president. Division vice presidents and regional managers meet frequently with senior management to review operations and to resolve issues. Working in concert with vice presidents, regional managers and restaurant general managers, senior management defines operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for vice presidents, regional managers and certain restaurant managers.

The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom are developed from the Company’s restaurant personnel, must complete a training program of typically six to twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. The Company holds regular meetings of its restaurant managers to discuss menu items, continuing training and other aspects of business management.

The staff for a typical Morton’s consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Bertolini’s consists of one general manager, up to six assistant managers and approximately 70 to 100 hourly employees. Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in the Company’s employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, strives to be responsive to the employees’ concerns and meets regularly with employees at each of the restaurants.

The Company devotes considerable attention to controlling food costs. The Company makes extensive use of information technology to provide management with pertinent information on daily revenues and inventory requirements, thus reducing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company’s ability to obtain certain volume-based discounts. In addition, each Morton’s and Bertolini’s has similar menu items and common operating methods, allowing for more simplified management operating controls.

The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and reporting requirements. Revenue, cost and related information is collected daily for each restaurant. Restaurant managers are provided with operating statements for their respective restaurants. Cash and credit card receipts are controlled through daily deposits to a centralized cash concentration account.

Purchasing

The Company’s ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. All of Morton’s USDA prime aged beef is shipped to Morton’s restaurants by refrigerated common carrier from its primary suppliers. Due to restrictions imposed in December 2003 on the import of U.S. beef into certain non-U.S. markets, the Company uses high quality non-U.S. aged beef in its non-U.S. restaurants. Other products used by Morton’s are procured locally based on strict Company specifications. Bertolini’s restaurants also adhere to strict product specifications and use national, regional and local suppliers. Food and supplies are procured locally by the restaurants and invoices for purchases are sent for payment to the headquarters office. The Company has no long-term contracts for any food items used in its restaurants. The Company currently does not engage in any futures contracts and all purchases are made at prevailing market or contracted prices. While management believes adequate alternative sources of supply are generally readily available, these alternative sources might not provide as favorable terms to the Company as its current suppliers when viewed on a long-term basis.

Marketing

Management believes that the Company’s consistent commitment to quality food, hospitality, service and providing a high level of value at its price point is the most effective approach to attracting and maintaining guests. As a part of this, there are nine dedicated sales and marketing employees at the regional or corporate level, and an additional sales and marketing employee at 67 Morton’s steakhouses. The Company utilizes a variety of marketing techniques to maintain and build its guest base, increase guest traffic, maintain and enhance Morton’s brand image and continually improve and refine its fine steakhouse dining experience. The Company uses certain databases to identify target guests and uses direct mailings to increase their awareness of Morton’s fine steakhouse dining experience and of local promotional activities. In addition, the Company utilizes public relations consultants and limited targeted print advertising. The Company’s expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 3.1% and 2.3% during fiscal 2004 and fiscal 2003, respectively.

Competition

The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors varies widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, guest service, reputation, restaurant location, name recognition and menu price points. The Company’s restaurants compete with a number of restaurants within their markets, both locally owned restaurants and other restaurants that are members of regional or national chains. The Company has many well-established competitors with greater financial and other resources and greater name recognition than the Company and its restaurants. Many of these competitors have been in existence longer than the Company and are better established in areas where the Company’s restaurants are located or are planned to be located. The restaurant business is also impacted by, among other things, changes in consumer taste, economic and market conditions, restaurant profitability levels, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, product availability and cost increases.

Service Marks and Trademarks

The Company has registered the names Morton’s, Morton’s The Steakhouse, Morton’s of Chicago, Bertolini’s and certain other names used by its restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. The Company is aware of names similar to that of the Company’s restaurants used by third parties in certain limited geographical areas, although the Company does not anticipate that such use will prevent the Company from using its marks in such areas. The Company is not aware of any infringing uses that could materially affect its business. The Company believes that its trade names, trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

Government Regulation

The Company’s business is subject to extensive federal, state and local government regulation, including regulations relating to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters.

Typically, the Company’s licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of the daily operation of the Company’s restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control, handling and storage. In fiscal 2004, approximately 29% and 23% of the revenues of Morton’s and Bertolini’s, respectively, were attributable to the sale of alcoholic beverages, and management believes that the ability to serve alcohol is an important factor in attracting guests. The failure of any restaurants to timely obtain and maintain liquor or other licenses, permits and approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and the Company could lose significant revenue.

The Company is subject to “dram-shop’’ laws in each state in which it operates, which allow a person to sue the Company if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of the Company’s restaurants. A judgment against the Company under a dram shop law could exceed the Company’s liability insurance coverage policy limits and could result in substantial liability for the Company and have a material adverse effect on its profitability. The Company’s inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on the Company.

To the extent that governmental regulations impose material additional obligations or restrictions on the Company’s suppliers, including, without limitation, regulations relating to the inspection, preparation, export or import of meat, food and other products used in the Company’s business, product availability could be limited and the prices that suppliers charge could increase. Management cannot be sure that the Company would be able to offset these costs through increased menu prices, which could have a material adverse effect on the Company. If any of the Company’s restaurants were unable to serve particular food products, even for a short period of time, the Company could experience a reduction in its overall revenue, which could have a material adverse effect on the Company. To date, restrictions imposed in December 2003 on the import of U.S. beef into certain non-U.S. markets, and the Company’s use of high quality non-U.S. beef in those markets, have not had a material adverse effect on the Company’s business and results of operations, but management cannot be sure that that will continue to be the case.

One or more of the Company’s restaurants could be subject to litigation and governmental fines, censure or closure in connection with issues relating to its food and or its facilities. The food products that the Company serves, including meat and seafood, are susceptible to food borne illnesses. In the past, the Company and other restaurant companies have been named as defendants in actions brought under state laws regarding notices with respect to chemicals contained in food products and regarding excess moisture in the business premises. To date, none of these matters has had a material adverse effect on the Company and its results of operations, but management cannot be sure that that will continue to be the case.

The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, tips, tip credits and other working conditions. A significant number of the Company’s hourly staff are paid at rates related to the federal or state minimum wage and, accordingly, increases in the minimum wage or decreases in allowable tip credits will increase the Company’s labor cost.

The costs of operating the Company’s restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs increased and the Company was unable to offset the increase by increasing its menu prices or by other means, the Company would generate lower profits, which could have a material adverse effect on its business and results of operations.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management believes that federal and state environmental regulations have not had a material effect on the Company’s operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants.

Employees

As of January 2, 2005, the Company had 3,999 employees, of whom 3,486 were hourly restaurant employees, 402 were salaried restaurant employees engaged in administrative and supervisory capacities and 111 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

The information regarding revenues that is reported in the “Consolidated Statements of Operations” includes revenues generated from operations in foreign countries of $12.8 million, $11.2 million and $13.0 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The information regarding income (loss) before income taxes that is reported in the “Consolidated Statements of Operations” includes income before income taxes generated from operations in foreign countries of $1.4 million, $0.8 million and $0.1 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The information regarding property and equipment, net which is reported on the “Consolidated Balance Sheets” includes property and equipment, net in foreign countries of $1.1 million and $1.5 million at the end of fiscal 2004 and fiscal 2003, respectively. For information regarding the risks associated with foreign operations, see “Government Regulation” and “Quantitative and Qualitative Disclosures About Market Risk.”

Forward-Looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, cost increases, product safety and availability, government regulation and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate.

Item 2.         Properties

The Company’s restaurants are generally located in space leased by subsidiaries of the Company. Restaurant lease expirations, including renewal options, range from two to 38 years. The Company’s leases typically provide for renewal options for terms ranging from five years to 20 years. Restaurant leases provide for a specified annual rent, and most leases require additional or contingent rent based on revenues above specified levels. Generally, leases are “net leases” that require the Company’s subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company’s operating companies is a party to the lease, and performance is guaranteed by MRG or one of its subsidiaries for a portion of the lease term. See Note 11 to the Company’s consolidated financial statements. Many of the Company’s current leases are non-cancelable. If the Company closes a restaurant, it may remain committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. These liabilities, if incurred, could have a material adverse effect on the Company’s business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. The Company currently operates six restaurants on properties which it owns.

The Company maintains its executive offices in leased space of approximately 9,800 square feet in New Hyde Park, New York and approximately 16,500 square feet in Chicago.

Item 3.         Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (Florida only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but believes a collective action would be permitted. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

In November 2004, current and former employees of the Sacramento Morton’s commenced a federal lawsuit asserting individual, representative and class claims against the Sacramento Morton’s and several other Morton’s restaurants. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorney’s fees. The Sacramento Morton’s, along with the other Morton’s restaurants named in the lawsuit have filed motions seeking to dismiss the claims brought against them.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s common stock. As of January 2, 2005, there was one holder of record of the Company’s 1,000 shares of common stock, $0.01 par value.

On June 3, 2004, the Company paid a dividend of $6,789,000 to Morton’s Holdings, LLC (“MHLLC”). The Company is restricted from paying dividends by certain of its working capital facility covenants and the indenture pursuant to which its senior secured notes were issued (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The Company plans to pay additional dividends in the future if it is permitted to do so under its debt covenants.

Item 6.                          Selected Financial Data

The following table contains selected consolidated historical financial data for fiscal 2004, 2003, 2002, 2001 and 2000. The selected financial data for fiscal 2004, 2003, 2002, 2001 and 2000 have been derived from the Company’s audited consolidated historical financial statements. Audited consolidated income statement data for fiscal 2004, 2003 and 2002 and audited consolidated balance sheet data at the end of fiscal 2004 and 2003 are included in Item 8, “Financial Statements and Supplementary Data.” The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and the notes thereto.

The selected financial data presented for fiscal 2002 include the Predecessor Period from December 31, 2001 through July 24, 2002 and the Successor Period from July 25, 2002 through December 29, 2002. On July 25, 2002, MHLLC acquired all of MRG’s outstanding stock in a business combination accounted for under the purchase method of accounting. As a result of the acquisition, the Company’s capital structure and its basis of accounting under the “push down” method differ from those prior to the acquisition. Therefore, the Company’s Successor Period financial data generally will not be comparable to its Predecessor Period financial data. As a result of the acquisition, the Company’s consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of the Company’s fixed assets on the date of acquisition became their new “cost” basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant.

During fiscal 2003, the Company restated its consolidated financial statements for fiscal 2002 (Successor Period and Predecessor Period), 2001, 2000, 1999 and 1998 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold. The effect of the restatement was to reduce revenues for the 2002 Successor Period and the 2002 Predecessor Period in the amounts of $294,000 and $336,000, respectively, and to reduce revenues for fiscal 2001, fiscal 2000, fiscal 1999 and fiscal 1998 by $949,000, $872,000, $444,000 and $408,000, respectively. The Company recorded an adjustment to retained earnings of $1,090,000 at December 31, 2000 for the cumulative effect of these restatement adjustments in prior periods. The restatement had no effect on the Company’s net operating cash position. See Note 3 to the Company’s 2004 consolidated financial statements.

	Successor Period					Predecessor Period
	Fiscal Year				July 25, 2002 to	Dec. 31, 2001 to		Fiscal Year
	2004		2003		Dec. 29, 2002	July 24, 2002		2001		2000
					Restated*	Restated*		Restated*		Restated*
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$276.3		$258.7		$105.7	$132.4		$236.2		$247.5
Income (Loss) Before Income Taxes	7.6	(1)	5.5	(2)	1.5	(4.0	)(3)	(0.7	)(4)	13.5
Net Income (Loss)	1.7	(1)	4.2	(2)	0.9	(4.8	)(3)	0.4	(4)(5)	9.5
Net Income Per Share:
Basic	—		—		—	—		0.10	(4)(5)	2.08
Diluted	—		—		—	—		0.10	(4)(5)	2.00
Balance Sheet Data**
Current Assets	$40.3		$44.2		$24.2			$25.7		$24.4
Property and Equipment, Net	61.5		55.7		55.8			117.3		111.0
Total Assets	264.4		263.3		245.6			168.1		156.5
Current Liabilities	38.2		35.0		43.8			33.2		37.5
7.5% senior secured notes	91.7		90.0		—			—		—
Obligations to financial institutions and capital leases, less current maturities	6.6		12.3		82.5			100.2		85.0
Stockholder’s Equity (Deficit)	97.3		102.3		97.4			(1.9)		(2.0)

*       During 2003, the Company restated its consolidated financial statements for the fiscal years 2002, 2001, 2000, 1999 and 1998. See Note 3 to the 2004 consolidated financial statements.

**     Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2004 presentation. See Note 2(r) to the 2004 consolidated financial statements.

(1)    Includes a pre-tax charge of $0.3 million for costs associated with the repayment of certain debt and a pre-tax gain on insurance proceeds of $1.0 million.

(2)    Includes a pre-tax charge of $2.3 million for costs associated with the repayment of certain debt.

(3)    Includes a pre-tax gain on insurance proceeds of $1.4 million, a pre-tax credit of $0.3 million representing restaurant closing credit and a pre-tax charge of $9.1 million for costs associated with strategic alternatives and proxy contest.

(4)    Includes pre-tax charge of $1.6 million representing restaurant closing costs and pre-tax charge of $0.7 million for costs associated with strategic alternatives and proxy contest.

(5)    Includes an income tax benefit of $1.1 million.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements.”

Restatement of Consolidated Financial Statements

During fiscal 2003, we restated our consolidated financial statements for fiscal 2002 (Successor Period and Predecessor Period), 2001, 2000, 1999 and 1998 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that we had sold. The effect of the restatement was to reduce revenues for the 2002 Successor Period and the 2002 Predecessor Period in the amounts of $0.3 million and $0.3 million, respectively, and to reduce revenues for fiscal 2001, fiscal 2000, fiscal 1999 and fiscal 1998 by $0.9 million, $0.9 million, $0.4 million and $0.4 million, respectively. We recorded an adjustment to retained earnings of $1.1 million at December 31, 2000 for the cumulative effect of these restatement adjustments in prior periods. The restatement had no effect on our net operating cash position. See Note 3 to our 2004 consolidated financial statements.

Company Background

As of March 30, 2005, with 68 Morton’s steakhouses, we are the world’s largest owner and operator of wholly-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. We have 64 Morton’s steakhouses located in the United States and four located internationally. We own all of our restaurants and we do not franchise. We also own and operate four Bertolini’s restaurants, which are designed as white tablecloth, authentic Italian trattorias.

Our Morton’s steakhouses offer premium quality steak, featuring USDA prime aged beef in the United States, fresh fish, lobster, veal and chicken, complemented by a fully stocked bar and an extensive premium wine list that offers approximately 200 selections in all restaurants and a broader list of up to 400 wines in selected restaurants. Due to restrictions imposed in December 2003 on the import of U.S. beef into certain non-U.S. markets, we use high quality non-U.S. aged beef in our non-U.S. restaurants. Our menu, and its tableside presentation by our servers, is designed to highlight our focus on quality while presenting sufficient menu options to appeal to a wide range of taste preferences.

In 1978, we opened the original Morton’s in downtown Chicago, and since then have expanded as of March 30, 2005 to 68 Morton’s located in 62 cities in 28 states, with one in Puerto Rico, two in Canada, one in Hong Kong and one in Singapore. In July 2002, Castle Harlan Partners III, L.P. and affiliates (collectively “CHP III”), a $630 million private equity fund, and certain other investors, acquired us in a going-private transaction, which included an initial equity investment by CHP III of approximately $93.7 million.

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

Goodwill and Other Intangible Assets

We account for our goodwill and intangible asset in accordance with SFAS No. 141, “Business Combinations,” as of July 1, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 31, 2001. In accordance with SFAS No. 141, goodwill, as restated, of approximately $68.4 million and an intangible asset of $92.0 million representing Morton’s trade name were recognized in connection with our acquisition that occurred on July 25, 2002. In accordance with SFAS No. 142, goodwill and the trade name, which has an indefinite useful life, are not being amortized. However, both goodwill and the trade name intangible asset are subject to annual impairment testing in accordance with SFAS 142.

Goodwill at the date of the acquisition includes an adjustment of $1.3 million reflecting the cumulative effect of the restatements (see Note 3 to our 2004 consolidated financial statements). Other changes to the carrying amount of goodwill of $6.8 million during fiscal 2003 consist of adjustments of $4.1 million primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2.7 million. During fiscal 2004, goodwill was reduced by $0.4 million representing tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties. Additionally, during the fourth quarter of fiscal 2004, goodwill was increased by $0.6 million which represents an adjustment in purchase accounting as a result of a revision to a liability assumed at the time of purchase.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. We consider a reporting unit to be an individual restaurant. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the second quarter of fiscal 2002. The annual impairment tests were most recently performed in the fourth quarter of fiscal 2004. No impairment of assets was determined as a result of these tests.

Property and Equipment

We assess recoverability of property and equipment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property and equipment should be assessed. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

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

During each quarter in fiscal 2004, we considered and analyzed impairment indicators related to property and equipment. Based on our analysis, we concluded that no material items recorded in property and equipment required an impairment charge.

Income Taxes

We have accounted for, and currently account for, income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Income taxes are one of the Company’s critical accounting policies and estimates and therefore involve a certain degree of judgment. During fiscal 2004, we determined we would elect to treat certain of our employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1,658,000 to our income tax expense for fiscal 2004.

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

Our Going-Private Transaction

On July 25, 2002, CHP III and certain other investors acquired us in a going private transaction. We accounted for our July 25, 2002 acquisition in accordance with SFAS No. 141, “Business Combinations.” As a result of the acquisition, our capital structure and our basis of accounting under the “push down” method differ from those prior to the transaction. Our financial data in respect of all reporting periods subsequent to July 25, 2002 reflect the acquisition under the purchase method of accounting. Therefore, our financial data for the period before the acquisition (which we refer to as the Predecessor Period) generally will not be comparable to our financial data for the period after the acquisition (which we refer to as the Successor Period). As a result of the acquisition, our consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of our fixed assets on the date of acquisition became their new “cost” basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant.

Results of Operations

As discussed above in “Our Going-Private Transaction,” our financial data in respect of all reporting periods subsequent to our July 25, 2002 acquisition by CHP III and certain other investors reflect the acquisition under the purchase method of accounting. Our financial data for the Predecessor Period generally will not be comparable to our financial data for the Successor Period. The following table sets forth our fiscal 2002 results of operations for the Successor Period, Predecessor Period and combined Successor Period and Predecessor Period. The combined results, which generally will not be comparable to our financial data for fiscal years before the acquisition, are used solely in the discussion of our revenues and direct costs of operations that follows.

	Successor Period	Predecessor Period
	July 25, 2002 to Dec. 29, 2002	Dec. 31, 2001 to July 24, 2002	Combined
	Restated	Restated	Restated
	(amounts in thousands)
Revenues	$105,704	$132,433	$238,137
Food and beverage costs	35,797	45,566	81,363
Restaurant operating expenses	51,134	60,111	111,245
Pre-opening costs, depreciation, amortization and non-cash charges	3,167	7,296
General and administrative expenses	6,369	8,483
Marketing and promotional expenses	3,597	3,005
Gain on insurance proceeds	—	1,443
Costs associated with strategic alternatives and proxy contest	—	9,078
Restaurant closing costs (credit)	—	(300)
Interest expense, net	2,876	4,647
Management fee paid to related party	1,243	—
Income (loss) before income taxes	1,521	(4,010)
Income tax expense	642	818
Net income (loss)	$879	$(4,828)

Fiscal Year Ended January 2, 2005 (52 weeks) Compared to Fiscal Year Ended January 4, 2004 (53 weeks)

Our net income decreased $2.5 million, or 58.8%, to $1.7 million for fiscal 2004 from $4.2 million for fiscal 2003. The decrease is due, in part, to increases in general and administrative expenses and marketing and promotional expenses, interest expense, net and income tax expense discussed below. These increases were partially offset by an increase in comparable restaurant revenues plus the impact of new restaurants, less food and beverage costs and restaurant operating expenses, a decrease in cost associated with the repayment of certain debt and a gain on insurance proceeds.

Revenues increased $17.7 million, or 6.8%, to $276.3 million for fiscal 2004 from $258.7 million for fiscal 2003. Revenues increased $16.9 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $2.5 million due to the opening of one new Morton’s steakhouse in fiscal 2004. Revenues declined $1.3 million primarily due to the closing of the Morton’s steakhouses formerly located in Hong Kong (Central) (closed since January 2003) and Addison, Texas (closed since August 2003). These steakhouses were closed due to their comparatively low revenues and negative cash flows. Revenues decreased $0.4 million due to a decline in revenues attributable to one new restaurant opened in fiscal 2003. Average revenue per restaurant open all of either period increased 6.0%. Revenues for fiscal 2004 also reflect the impact of aggregate menu price increases of approximately 3% in November 2003 and approximately 3% in February 2004.

Percentage changes in comparable restaurant revenues for fiscal 2004 (52 weeks) versus fiscal 2003 (53 weeks) for restaurants open all of both periods are as follows:

Percentage Change Fiscal 2004 (52 weeks) vs. Fiscal 2003 (53 weeks)
Morton’s	6.8%
Bertolini’s	4.7%
Total	6.7%

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

Food and beverage costs increased $7.0 million, or 8.1%, to $93.2 million for fiscal 2004 from $86.3 million for fiscal 2003. These costs as a percentage of revenues increased by 0.4% to 33.7% for fiscal 2004 from 33.3% for fiscal 2003. During fiscal 2004 high demand for U.S. beef products has decreased the availability of USDA prime beef which resulted in increased food costs. We were generally able to offset such cost increases with the benefit of menu price increases, which resulted in a slight increase in food and beverage costs as a percentage of revenues for fiscal 2004 compared to fiscal 2003. We cannot be sure that we would be able or willing to increase menu prices or take other actions to offset increases in such costs in the future.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $2.9 million, or 2.4%, to $127.0 million for fiscal 2004 from $124.1 million for fiscal 2003. This increase was primarily due to increases in labor and benefit costs and the opening of additional restaurants. Restaurant operating expenses as a percentage of revenues decreased 2.0% to 46.0% for fiscal 2004 from 48.0% for fiscal 2003. The decrease in restaurant operating expenses as a percentage of revenues is primarily due to the benefit of menu price increases and the increase in recoveries for business interruption insurance. Included in fiscal 2004 and fiscal 2003 are recoveries of approximately $2.8 million and $0.9 million for business interruption insurance benefits related to the closing of the Morton’s steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. See Note 4(b) to our 2004 consolidated financial statements. Also included in fiscal 2004 and fiscal 2003 is non-cash rent recorded in accordance with SFAS No. 13 of $1.4 million and $1.3 million, respectively.

Pre-opening costs, depreciation, amortization and non-cash charges increased $1.2 million, or 19.6%, to $7.5 million for fiscal 2004 from $6.3 million for fiscal 2003. These costs increased as a percentage of revenues by 0.3% to 2.7% for fiscal 2004 from 2.4% for fiscal 2003. We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense increased to $1.1 million for fiscal 2004 from $0.9 million for fiscal 2003. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

General and administrative expenses increased $2.3 million, or 13.6%, to $18.9 million for fiscal 2004 from $16.7 million for fiscal 2003. These costs as a percentage of revenues increased 0.5% to 6.9% for fiscal 2004 from 6.4% for fiscal 2003. The increases were primarily due to increased salary, bonus and benefit costs and legal and professional costs.

Marketing and promotional expenses increased $2.5 million, or 42.8%, to $8.5 million for fiscal 2004 from $5.9 million for fiscal 2003. These costs as a percentage of revenues increased 0.8% to 3.1% for fiscal 2004 from 2.3% for fiscal 2003. These increases were primarily due to increased spending for print media advertising in conjunction with our “Savor the Good Life” theme in 2004.

Gain on insurance proceeds of $1.0 million for fiscal 2004 represents the amount of insurance proceeds received for property coverage relating to the Morton’s steakhouse formerly located at 90 West Street, New York, New York. There was no comparable gain on insurance proceeds in fiscal 2003. See Note 4(b) to our 2004 consolidated financial statements.

Costs associated with the repayment of certain debt of $0.3 million for fiscal 2004 represent prepayment penalties that were incurred with the early repayment of two of our mortgages. Costs associated with the repayment of certain debt of $2.3 million for fiscal 2003 represent: (1) the write-off of deferred financing costs of $0.7 million relating to our previously existing credit facility; (2) prepayment penalties of $0.5 million that we incurred with the repayment of our capital leases and one mortgage; and (3) the write-off of the accumulated other comprehensive loss of $0.7 million and deferred tax assets of $0.4 million previously recognized in connection with two interest rate swap agreements, one which expired on October 24, 2004 and one which is due to expire on October 24, 2005, which due to the repayment of our previously existing credit facility are now accounted for as speculative instruments. Changes in their fair market value are charged or credited to interest expense, net in the consolidated statements of operations.

Interest expense, net, increased $2.6 million, or 29.9%, to $11.5 million for fiscal 2004 from $8.9 million for fiscal 2003. The increase is primarily due to the issuance of the 7.5% senior secured notes in July 2003. Interest income was not significant in any of these periods.

Management fee paid to related party was $2.8 million for fiscal 2004 and fiscal 2003. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc.

Provision for income taxes consisted of an income tax expense of $5.9 million for fiscal 2004 and $1.2 million for fiscal 2003. Our 2004 effective tax rate differs from the statutory rate due to the change in utilization of 2003 FICA tax payments from a credit to a deduction and certain non-deductible interest expense related to our 7.5% senior secured notes. The impact of this change resulted in recording additional tax expense of approximately $1,658,000 to our income tax expense for fiscal 2004. See Note 9 to our 2004 consolidated financial statements. Our 2003 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits.

Fiscal Year Ended January 4, 2004 (53 weeks) Compared to Fiscal Year Ended December 29, 2002 (52 weeks)

Revenues increased $20.5 million, or 8.6%, to $258.7 million for fiscal 2003 from $238.1 million for fiscal 2002. Revenues increased $13.3 million due to the opening of five new restaurants (one in fiscal 2003 and four in fiscal 2002). Revenues increased $10.5 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues declined $3.3 million due to the closing of the Morton’s steakhouse formerly located in Hong Kong (Central) (closed since January 2003) and Addison, Texas (closed since August 2003). These steakhouses were closed due to their comparatively low revenues and negative cash flows. Average revenue per restaurant open all of either period increased 6.0%. Revenues for fiscal 2003 also reflect the impact of aggregate menu price increases of approximately 2% in January 2003 and 3% in November 2003.

Percentage changes in comparable restaurant revenues for fiscal 2003 (53 weeks) versus fiscal 2002 (52 weeks) for restaurants open all of both periods are as follows:

Percentage Change Fiscal 2003 (53 weeks) vs. Fiscal 2002 (52 weeks)
Morton’s	4.3%
Bertolini’s	8.1%
Total	4.6%

We believe that the 2003 war in Iraq adversely affected the economy in the markets in which we operate which, in turn, contributed to weak revenue trends and negative comparable restaurant revenues during the first and second quarters of fiscal 2003. Additionally, the 2003 outbreak of “severe acute respiratory syndrome” materially affected the results of our three restaurants located in Hong Kong, Singapore and Toronto during the first and second quarters of fiscal 2003.

Food and beverage costs increased $4.9 million, or 6.0%, to $86.3 million for fiscal 2003 from $81.4 million for fiscal 2002. These costs as a percentage of revenues decreased by 0.9% to 33.3% for fiscal 2003 from 34.2% for fiscal 2002. This percentage decrease was primarily due to the benefit of menu price increases.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $12.9 million, or 11.5%, to $124.1 million for fiscal 2003 from $111.2 million for fiscal 2002. This increase was primarily due to the opening of additional restaurants and increases in labor and benefit costs. Restaurant operating expenses as a percentage of revenues increased 1.3% to 48.0% for fiscal 2003 from 46.7% for fiscal 2002. Included in both fiscal 2003 and fiscal 2002 are recoveries of approximately $0.9 million and $1.9 million, respectively from business interruption insurance benefits related to the closing of the Morton’s steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. As of January 4, 2004, cumulative benefits recorded were $3.6 million and cumulative amounts received were $2.6 million for this insurance. Based on our insurance policy coverage, we believe that additional benefits will be recorded in fiscal 2004 relating to future insurance recoveries, although we cannot be sure that we will receive any future recoveries. Additionally, at this time, the total amount of any future recoveries is unknown.

Pre-opening costs, depreciation, amortization and non-cash charges were $6.3 million, or 2.4% as a percentage of revenues, for fiscal 2003. Pre-opening costs, depreciation, amortization and non-cash charges were $3.2 million, or 3.0% as a percentage of revenues, for the Successor Period from July 25, 2002 to December 29, 2002. Pre-opening costs, depreciation, amortization and non-cash charges were $7.3 million, or 5.5% as a percentage of revenues, for the Predecessor Period from December 31, 2001 to July 24, 2002. We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as an expense were $0.9 million for fiscal 2003. Pre-opening costs incurred and recorded as an expense were $1.3 million for the Successor Period from July 25, 2002 to December 29, 2002. Pre-opening costs incurred and recorded as an expense were $0.7 million for the Predecessor Period from December 31, 2001 to July 24, 2002. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

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

Gain on insurance proceeds of $1.4 million for the Predecessor Period from December 31, 2001 to July 24, 2002 represents the amount of insurance proceeds received in excess of the insurance receivable of approximately $1.7 million which was recorded as of December 30, 2001. The insurance receivable was recorded to write off the net book value of the assets of the Morton’s steakhouse formerly located at 90 West Street, New York, New York. During the Predecessor Period from December 31, 2001 to July 24, 2002, we received $3.1 million relating to this insurance and therefore recorded a gain of approximately $1.4 million in the accompanying consolidated statements of operations. There was no comparable gain on insurance proceeds in fiscal 2003 and the Successor Period from July 25, 2002 to December 29, 2002.

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

Restaurant closing costs (credit) recorded during the Predecessor Period from December 31, 2001 to July 24, 2002 represents a pre-tax credit of $0.3 million recorded in conjunction with a mutual release with the lessor, representing the recovery of assets previously written-down, which included inventory that was utilized in another Morton’s steakhouse and the recovery of a security deposit that had not been anticipated, and exit costs, such as legal costs, which were less than initially accrued for closing the

Morton’s steakhouse formerly located in Sydney, Australia. In addition, we reversed an accrual for a construction invoice of $0.1 million, which we determined was no longer required. There were no comparable restaurant closing costs (credit) in the 2002 Successor Period or in fiscal 2003.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot be sure, however, that this will be the case. As of January 2, 2005, we had cash and cash equivalents of $10.2 million compared to $18.0 million as of January 4, 2004. The decrease in cash and cash equivalents is primarily due to the payment of a dividend of $6.8 million and the early repayment of two mortgages aggregating $5.3 million partially offset by insurance proceeds received relating to the Morton’s steakhouse formerly located at 90 West Street, New York, New York of $4.3 million. During February 2005, we repaid a loan with CNL Financial I, Inc. (“CNL”) and one mortgage aggregating $3.6 million.

Working Capital and Cash Flows

In the past we have had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and or payments of long-term debt balances under our prior revolving credit agreement.

Operating Activities.   Cash flows provided by operating activities for fiscal 2004 were $21.0 million, consisting primarily of a net increase in cash of $12.4 million resulting from net income before depreciation, amortization and other non-cash charges, a change in deferred income taxes of $5.2 million and a net increase in cash of $5.7 million resulting from an increase in accounts payable, accrued expenses and other liabilities, partially offset by a net decrease in cash of $1.7 million resulting from an increase in prepaid expenses and other assets. Cash flows provided by operating activities for fiscal 2003 were $12.1 million, consisting primarily of a net increase in cash of $12.2 million resulting from net income before depreciation, amortization and other non-cash charges and a net increase in cash of $1.7 million resulting from a decrease in prepaid expenses and other assets, partially offset by a net decrease in cash of $3.2 million resulting from a decrease in accounts payable, accrued expenses and other liabilities. The decrease in accounts payable, accrued expenses and other liabilities primarily relates to payment of construction costs and merger and legal costs, as well as a series of monthly settlement payments relating to a Bertolini’s restaurant that was closed in fiscal 1999. See Note 4(c) to our 2003 consolidated financial statements. Cash flows provided by operating activities for the Successor Period from July 25, 2002 to December 29, 2002 were $8.1 million, primarily attributable to an increase in accounts payable, accrued expenses and other liabilities of $7.3 million that primarily related to an increase in accrued construction costs, accrued restaurant operating expenses, accrued merger and legal costs and accrued gift certificates. Cash flows provided by operating activities for the Predecessor Period from December 31, 2001 to July 24, 2002 were $8.6 million, consisting primarily of insurance proceeds of approximately $3.1 million received from the recovery related to costs incurred from the Morton’s steakhouse formerly located at 90 West Street, New York, New York, a net increase in cash of $2.8 million attributable to an increase in accounts payable, accrued expenses and other liabilities and a net increase in cash of $1.3 million resulting from a decrease in accounts receivable.

Investing Activities.   Cash flows used in investing activities for fiscal 2004 were $16.3 million due to purchases of property and equipment of $12.1 million, which include capital expenditures related to the Morton’s steakhouse opened in the third quarter of fiscal 2004 and the three Morton’s steakhouses opened during the first quarter of 2005, and an increase in marketable securities of $4.1 million. Cash flows used in investing activities for fiscal 2003 were $5.2 million, attributable to purchases of property and equipment primarily related to the opening of one Morton’s steakhouse in February 2003. Cash flows used in investing activities for the Successor Period from July 25, 2002 to December 29, 2002 were $5.9 million, attributable to purchases of property and equipment primarily related to the opening of one Morton’s steakhouse in each of September, October and November of 2002. Cash flows used in investing activities for the Predecessor Period from December 31, 2001 to July 24, 2002 were $5.2 million, attributable to purchases of property and equipment primarily related to the opening of one Morton’s steakhouse in each of April and September of 2002.

Financing Activities.   Cash flows used in financing activities for fiscal 2004 were $12.6 million, consisting of the payment of a dividend of $6.8 million, net principal reduction on obligations to financial institutions of $5.8 million, primarily due to the early repayment of two mortgages aggregating $5.3 million, and the payment of deferred financing costs of $0.6 million relating to our 7.5% senior secured notes offering and our working capital facility, partially offset by the decrease in restricted cash of $0.6 million. Cash flows provided by financing activities for fiscal 2003 were $9.3 million, consisting of net proceeds from the 7.5% senior secured notes offering of $89.3 million, partially offset by net principal reductions on obligations to financial institutions and capital leases of $72.4 million, the payment of deferred financing costs relating to our 7.5% senior secured notes offering and our working capital facility of $6.3 million and $1.1 million of cash restricted as collateral for our two interest rate swap agreements with Bank of America, formerly Fleet National Bank (“B of A”). Cash flows used by financing activities for the Successor Period from July 25, 2002 to December 29, 2002 were $3.6 million, attributable to the net principal reduction on obligations to financial institutions and capital leases. Cash flows used by financing activities for the Predecessor Period from December 31, 2001 to July 24, 2002 were $5.2 million, consisting primarily of net principal reduction on obligations to financial institutions and capital leases of $5.7 million, partially offset by proceeds from the issuance of stock of $0.5 million.

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

The 7.5% senior secured notes and the guarantees are secured by substantially all of our, and our domestic restricted subsidiaries’ tangible and intangible assets, as well as by a pledge of a portion of the stock of the subsidiaries owned by us and by our domestic restricted subsidiaries, in each case subject to the prior ranking claims on such assets by the lender under our working capital facility and holders of any capital lease obligations and certain other secured indebtedness. The indenture governing the 7.5% senior secured notes permits us to incur other senior secured indebtedness and to grant liens on our assets under certain circumstances.

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

Working Capital Facility.   On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our “enterprise value,” determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of January 2, 2005, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of January 2, 2005, $1.0 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its “prime rate” plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of January 2, 2005, we were in compliance with all of our financial covenants.

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

Prior Credit Facility.   Our prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between us and Fleet National Bank (subsequently acquired by B of A) (“Fleet”), as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, we used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility in full. Following repayment, the credit facility was terminated. On April 7, 1998 and May 29, 1998, we entered into interest rate swap agreements with Fleet on notional amounts of $10.0 million each. These agreements expired on April 7, 2003 and May 29, 2003. Additionally, on October 24, 2002, we entered into two interest rate swap agreements with Fleet on notional amounts of $20.0 million each, one of which expired on October 24, 2004 and one which is due to expire on October 24, 2005. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40.0 million of variable rate debt under our prior credit facility. As a result of the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, these interest rate swap agreements are now accounted for as speculative instruments and resulting changes in their fair market value are charged or credited to interest expense, net in the consolidated statement of operations. The change in the fair market value has been recognized in interest expense, net in the consolidated statements of operations for fiscal 2004 and fiscal 2003. As of January 2, 2005 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $0.1 million and $0.7 million, respectively, in the accompanying consolidated balance sheets.

CNL Loan.   In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL. This loan was scheduled to mature on April 1, 2007 and bore interest at 10.002% per annum. This loan was secured by a security interest in the assets of the Morton’s steakhouses located in Chicago (State Street) and Denver (downtown). Principal and interest payments were due monthly over the term of the loan. On January 2, 2005 and January 4, 2004 the outstanding principal balance of the CNL loan was approximately $0.8 million and $1.1 million, respectively, of which approximately $0.3 million of principal for each period is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets. We repaid this loan in February 2005.

Mortgages.   During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. The loans generally require monthly payments of principal and interest. On January 2, 2005 and January 4, 2004 the aggregate outstanding principal balance due on these loans was approximately $6.4 million and $11.8 million, respectively, of which approximately $0.2 million and $0.4 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets. We repaid one mortgage in May 2003, one in September 2003 and two in April 2004. The remaining two mortgages outstanding as of January 2, 2005 are scheduled to mature in February 2020 and March 2021. In February 2005, we repaid the mortgage with interest of 9.26% which was scheduled to mature in February 2020.

Restaurant Operating Leases.   Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto. See Note 11 to our 2004 consolidated financial statements.

Contractual Commitments.   The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of January 2, 2005:

	2005	2006	2007	2008	2009	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes, including interest	$7,875	$7,875	$7,875	$7,875	$7,875	$108,938	$148,313
Loan agreement with CNL(a)	332	334	130	—	—	—	796
Mortgage loans with GE Capital Franchise Finance, including interest(b)	520	529	538	547	558	7,056	9,748
Subtotal	8,727	8,738	8,543	8,422	8,433	115,994	158,857
Operating leases	18,484	18,840	18,665	18,252	17,629	104,224	196,094
Purchase commitments	1,674	—	—	—	—	—	1,674
Letters of credit	1,000	—	—	—	—	—	1,000
Total	$29,885	$27,578	$27,208	$26,674	$26,062	$220,218	$357,625

(a)           This loan was repaid in February 2005.

(b)          Consists of two mortgage loans, one of which was repaid in February 2005.

Capital Expenditures.   During fiscal 2004, our investment in fixed assets and related investment costs, including expensed pre-opening costs, approximated $13.2 million. We estimate that we will expend up to an aggregate of $19.0 million in fiscal 2005 to finance ordinary refurbishment of existing restaurants and capital expenditures for new restaurants, which is expected to be reduced by landlord development allowances of approximately $5.0 million. We anticipate that funds generated through operations and through borrowings under our working capital facility will be sufficient to fund planned expansion. We cannot be sure, however, that this will be the case.

Net Operating Loss Carryforwards

At January 2, 2005, we had federal and state income tax net operating loss carryforwards which expire in various periods through 2021. As of January 2, 2005, we had approximately $10.5 million in FICA and other tax credits expiring in various periods through 2024 available to reduce income taxes payable in future years. Approximately $2.3 million of our deferred tax assets represents capital loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. We consider the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the date of our acquisition by CHP III ($6.9 million) are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition. See Note 9 to our 2004 consolidated financial statements.

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

Seasonality

Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume. We believe we may incur a net loss or generate a small profit in the second and third quarters of fiscal 2005.

The following table sets forth historical, unaudited quarterly revenues for our Morton’s and Bertolini’s restaurants that were open for the entire period from January 5, 2004 to January 2, 2005 (67 restaurants) and for the entire period from December 30, 2002 to January 4, 2004 (63 restaurants). The fourth quarter of fiscal 2003 includes one extra week as fiscal 2003 includes a 53rd week.

Comparable Restaurant Revenues
(dollars in thousands)

	2004		2003		2003		2002
	67 restaurants				63 restaurants
	$	%	$	%	$	%	$	%
First Quarter	72,133	26.7	63,820	25.2	60,153	25.2	59,650	26.2
Second Quarter	64,112	23.7	58,208	23.0	54,583	22.9	55,813	24.5
Third Quarter	59,829	22.1	57,267	22.6	53,894	22.6	51,522	22.6
Fourth Quarter	74,422	27.5	74,275	29.2	69,857	29.3	60,921	26.7
	270,496	100.0	253,570	100.0	238,487	100.0	227,906	100.0

Item 7A.                  Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

As of January 2, 2005, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of January 2, 2005, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest and the 7.5% senior secured notes that are payable at a fixed rate of interest of 7.5%. As of January 2, 2005, there were no borrowings outstanding under our floating rate working capital facility. A hypothetical 10% fluctuation in interest rates, as of January 2, 2005, would have a net impact of approximately $0.1 million on earnings for fiscal 2004.

Item 8.                          Financial Statements and Supplementary Data

The audited consolidated financial statements follow on pages 28 to 68.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Morton’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton’s Restaurant Group, Inc. and subsidiaries as of January 2, 2005 (Successor Period) and January 4, 2004 (Successor Period), and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended January 2, 2005 (Successor Period), the period from July 25, 2002 to December 29, 2002 (Successor Period) and the period from December 31, 2001 to July 24, 2002 (Predecessor Period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton’s Restaurant Group, Inc. and subsidiaries as of January 2, 2005 (Successor Period) and January 4, 2004 (Successor Period), and the results of their operations and their cash flows for each of the years in the two-year period ended January 2, 2005 (Successor Period), the period from July 25, 2002 to December 29, 2002 (Successor Period), and the period from December 31, 2001 to July 24, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the accompanying consolidated financial statements, the statements of operations, stockholder’s equity and cash flows for the period from July 25, 2002 to December 29, 2002 (Successor Period), and the period from December 31, 2001 to July 24, 2002 (Predecessor Period) have been restated.

KPMG LLP

Melville, New York

March 28, 2005

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 2, 2005 and January 4, 2004
(amounts in thousands)

	Successor Period
	January 2, 2005	January 4, 2004
Assets
Current assets:
Cash and cash equivalents	$10,179	$17,997
Restricted cash	548	1,100
Marketable securities	4,112	—
Accounts receivable	4,346	3,829
Inventories	9,302	9,094
Prepaid expenses and other current assets	6,600	5,069
Deferred income taxes	5,237	7,076
Total current assets	40,324	44,165
Property and equipment, net	61,487	55,724
Intangible asset	92,000	92,000
Goodwill	61,789	61,552
Other assets and deferred expenses, net	8,836	9,879
	$264,436	$263,320

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
January 2, 2005 and January 4, 2004
(amounts in thousands, except share and per share amounts)

	Successor Period
	January 2, 2005	January 4, 2004
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$6,390	$6,111
Accrued expenses	30,902	27,955
Current portion of obligations to financial institutions	521	658
Accrued income taxes	379	296
Total current liabilities	38,192	35,020
7.5% senior secured notes, net of unamortized discount of $13,283 and $14,987, respectively	91,717	90,013
Obligations to financial institutions, less current maturities	6,636	12,274
Deferred income taxes	23,004	20,471
Other liabilities	7,546	3,220
Total liabilities	167,095	160,998
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at January 2, 2005 and January 4, 2004	—	—
Additional paid-in capital	97,077	97,075
Accumulated other comprehensive income	189	128
Retained earnings	75	5,119
Total stockholder’s equity	97,341	102,322
	$264,436	$263,320

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Successor Period and Predecessor Period
(amounts in thousands)

	Successor Period			Predecessor Period
	Fiscal Year 2004	Fiscal Year 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002
			Restated (See Note 3)	Restated (See Note 3)
Revenues	$276,334	$258,668	$105,704	$132,433
Food and beverage costs	93,222	86,265	35,797	45,566
Restaurant operating expenses	127,000	124,051	51,134	60,111
Pre-opening costs, depreciation, amortization and non-cash charges	7,494	6,264	3,167	7,296
General and administrative expenses	18,949	16,680	6,369	8,483
Marketing and promotional expenses	8,472	5,933	3,597	3,005
Gain on insurance proceeds	986	—	—	1,443
Costs associated with the repayment of certain debt	264	2,349	—	—
Costs associated with strategic alternatives and proxy contest	—	—	—	9,078
Restaurant closing costs (credit)	—	—	—	(300)
Interest expense, net	11,510	8,862	2,876	4,647
Management fee paid to related party	2,800	2,800	1,243	—
Income (loss) before income taxes	7,609	5,464	1,521	(4,010)
Income tax expense	5,864	1,224	642	818
Net income (loss)	$1,745	$4,240	$879	$(4,828)

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Successor Period and Predecessor Period
(amounts in thousands, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholder’s Equity (Deficit)
Predecessor Period:
Balance at December 30, 2001, as restated*	$68	$63,478	$(17,772)	$(907)	$(46,754)	$(1,887)
Comprehensive income (loss):
Net loss, as restated*	—	—	(4,828)	—	—
Foreign currency translation adjustments	—	—	—	104	—
Unrealized gain on swap agreements	—	—	—	118	—
Total comprehensive income (loss)						(4,606)
Exercise of stock options	—	479	—	—	—	479
Issuance of 5,064 shares of treasury stock (average cost of $8.42 per share)	—	—	—	—	43	43
Balance at July 24, 2002, as restated*	68	63,957	(22,600)	(685)	(46,711)	(5,971)
Successor Period:
Purchase accounting adjustments	(68)	(63,957)	22,600	685	46,711	5,971
Issuance of shares and acquisition of Morton’s Restaurant Group, Inc. on July 25, 2002	—	97,073	—	—	—	97,073
Comprehensive income (loss):
Net income, as restated*	—	—	879	—	—
Foreign currency translation adjustments	—	—	—	(339)	—
Unrealized loss on swap agreements	—	—	—	(200)	—
Total comprehensive income (loss)						340
Balance at December 29, 2002, as restated*	—	97,073	879	(539)	—	97,413
Comprehensive income (loss):
Net income	—	—	4,240	—	—
Foreign currency translation adjustments	—	—	—	147	—
Unrealized loss on swap agreements	—	—	—	(191)	—
Reclassification adjustment on swap agreements for amounts realized in net income	—	—	—	711	—
Total comprehensive income (loss)						4,907
Amortization of common units	—	2	—	—	—	2
Balance at January 4, 2004	—	97,075	5,119	128	—	102,322
Comprehensive income (loss):
Net income	—	—	1,745	—	—
Foreign currency translation adjustments	—	—	—	61	—
Total comprehensive income (loss)						1,806
Dividends paid	—	—	(6,789)	—	—	(6,789)
Amortization of common units	—	2	—	—	—	2
Balance at January 2, 2005	$—	$97,077	$75	$189	$—	$97,341

*       (See Note 3)

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Successor Period and Predecessor Period
(amounts in thousands)

	Successor Period			Predecessor Period
	Fiscal Year 2004	Fiscal Year 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002
			Restated (See Note 3)	Restated (See Note 3)
Cash flows from operating activities:
Net income (loss)	$1,745	$4,240	$879	$(4,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	6,435	5,360	1,914	6,573
Amortization of deferred occupancy costs, bond discount and other deferred expenses	4,248	2,647	782	(1,347)
Deferred income taxes	5,162	908	(686)	3,100
Change in assets and liabilities:
Accounts receivable	(509)	(252)	(978)	1,349
Income taxes receivable	—	885	903	(1,228)
Inventories	(185)	(367)	(1,002)	406
Prepaid expenses and other assets	(1,692)	1,664	(1,101)	47
Insurance receivable	—	—	—	1,682
Accounts payable, accrued expenses and other liabilities	5,658	(3,170)	7,264	2,824
Accrued income taxes	107	154	169	—
Net cash provided by operating activities	20,969	12,069	8,144	8,578
Cash flows from investing activities:
Purchases of property and equipment	(12,138)	(5,161)	(5,885)	(5,207)
Increase in marketable securities	(4,112)	—	—	—
Net cash used by investing activities	(16,250)	(5,161)	(5,885)	(5,207)
Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(5,775)	(79,395)	(5,467)	(6,737)
Proceeds from the 7.5% senior secured notes offering	—	89,250	—	—
Proceeds from obligations to financial institutions	—	6,900	1,900	1,000
Payment of deferred financing costs	(550)	(6,329)	—	—
Decrease (increase) in restricted cash	552	(1,100)	—	—
Issuance of treasury stock	—	—	—	43
Dividends paid	(6,789)	—	—	—
Net proceeds from issuance of stock	—	—	—	479
Net cash (used) provided by financing activities	(12,562)	9,326	(3,567)	(5,215)
Effect of exchange rate changes on cash	25	60	(8)	36
Net (decrease) increase in cash and cash equivalents	(7,818)	16,294	(1,316)	(1,808)
Cash and cash equivalents at beginning of period	17,997	1,703	3,019	4,827
Cash and cash equivalents at end of period	$10,179	$17,997	$1,703	$3,019

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 2, 2005, January 4, 2004 and December 29, 2002

(1)   Organization and Other Matters

Morton’s Restaurant Group, Inc. and subsidiaries (the “Company”) are direct or indirect wholly-owned subsidiaries of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI is a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company which was formed on April 4, 2002. The Company is engaged in the business of owning and operating restaurants under the names Morton’s The Steakhouse (“Morton’s”) and Bertolini’s Authentic Trattorias (“Bertolini’s”). As of January 2, 2005, the Company owned and operated 69 restaurants (65 Morton’s and 4 Bertolini’s).

Pursuant to a Merger Agreement dated March 26, 2002, as amended, the owners of MHLLC, through a merger of its wholly-owned subsidiary Morton’s Acquisition Company, on July 25, 2002 (“Effective Date”), acquired all of the outstanding shares of the Company for $17 a share. The aggregate purchase price for all of the Company’s outstanding common stock including options and transaction expenses was approximately $97.0 million.

The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Boards Statement of Financial Accounting Standard (“SFAS”) 141, “Business Combinations.” The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition as restated (see Note 3) (amounts in thousands).

Current assets	$27,524
Property and equipment	53,113
Intangible asset	92,000
Goodwill	68,404
Other assets	5,816
Total assets acquired	246,857
Current liabilities	38,730
Deferred income taxes	25,292
Long-term debt	85,762
Total liabilities assumed	149,784
Net assets acquired	$97,073

The intangible asset of $92,000,000 represents Morton’s trade name, which has an indefinite life and accordingly is not subject to amortization. Included in goodwill, as restated, of $68,404,000 is a deferred tax liability of $35,880,000 recognized in connection with the identification of the intangible asset of $92,000,000. Goodwill at the date of the acquisition includes an adjustment of $1,341,000 reflecting the cumulative effect of the restatements described in Note 3. Other changes to the carrying amount of goodwill of $6,852,000 during fiscal 2003 consist of adjustments of $4,136,000 primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2,716,000.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

During fiscal 2004, goodwill was reduced by $389,000 representing tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties. Additionally, during the fourth quarter of fiscal 2004, goodwill was increased by $626,000 which represents an adjustment in purchase accounting as a result of a revision to a liability assumed at the time of purchase.

As a result of the acquisition, the capital structure of and the basis of accounting under the “push down” method for the Company differs from those of the Company prior to the acquisition. Financial data of the Company in respect of all reporting periods subsequent to July 25, 2002 (Successor Period) reflect the acquisition under the purchase method of accounting. Therefore, the Company’s Successor Period financial data generally will not be comparable to the Company’s Predecessor Period financial data. As a result of the acquisition, the consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to this acquisition. Further, as a result of purchase accounting, the fair values of fixed assets at the date of acquisition became their new “cost” basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant. Costs associated with strategic alternatives and proxy contest for the Predecessor Period from December 31, 2001 to July 24, 2002 of $9,078,000 represent: $4,170,000 in legal costs, $3,125,000 in investment banking costs, $855,000 in bank costs, $580,000 in printing, investor relations and proxy solicitation costs and $348,000 in other costs.

The following table summarizes fiscal 2002 results as if the acquisition occurred on December 31, 2001 (amounts in thousands):

Fiscal Year
2002
Restated
Revenues	$238,137
Income before income taxes	6,514
Net income	4,560

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

(c)   Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, marketable securities of approximately $4,112,000 as of January 2, 2005 are accounted for as trading securities. Securities held by the Company are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Unrealized

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

gains and losses on such securities have been recognized in interest expense, net in the consolidated statements of operations. Unrealized gains and losses were not significant in fiscal 2004.

(d)   Inventories

Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(e)   Property and Equipment

Property and equipment are stated at cost, whereas equipment under capital leases are stated at the present value of minimum lease payments, and are depreciated using the straight-line method over the estimated useful lives of the related assets. Improvements to leased premises and property under capital leases are amortized on the straight-line method over the shorter of the lease term or estimated useful lives of the improvements. In fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, interest costs capitalized during the construction period for leasehold improvements were approximately $46,000, $26,000, $97,000 and $24,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives.

(f)   Other Assets and Deferred Expenses, Net

Other assets and deferred expenses, net in the accompanying consolidated balance sheets consist of the following (amounts in thousands):

	Successor Period
	January 2, 2005	January 4, 2004
Deferred financing costs	$5,244	$6,369
Smallwares	2,501	2,456
Deposits	299	262
Other	792	792
Total other assets and deferred expenses, net	$8,836	$9,879

As of January 2, 2005 and January 4, 2004, deferred financing costs consisted of the costs associated with the 7.5% senior secured notes offering and a senior secured working capital facility with Wells Fargo Foothill, Inc. (see Notes 7 and 8), which are being amortized over 7 years and 4 years, respectively. Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when purchased. These assets are expensed as replaced.

(g)   Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the Predecessor Period, the Company has determined its tax provision on a stand-alone basis. In the Successor Period, the Company is a subsidiary of MHLLC through June 3, 2004 and MHCI since June 4, 2004. The income tax provision for the Successor Period is computed as if the Company had filed a separate stand-alone tax return.

(h)   Intangible Asset and Goodwill

The identifiable intangible asset acquired represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and is widely recognized and accepted by consumers in its respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of costs over fair value of assets of the business acquired. During the Predecessor Period, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The intangible asset and goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In connection with the adoption of SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company considers a reporting unit to be an individual restaurant. The Company’s initial impairment review indicated that there was no impairment as of the date of adoption for goodwill that was acquired in prior business combinations.

SFAS No. 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired utilizing a two step method. In the first step, the Company compares the fair value of a reporting unit to its carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, in order to measure the amount of impairment loss, the Company must compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

As of January 2, 2005, the Company performed its annual impairment test of goodwill and its intangible asset in accordance with SFAS No. 142. Based on its evaluation, the Company was not required to recognize an impairment.

(i)   Derivative Financial Instruments

Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As of January 2, 2005, the Company’s derivative financial instruments consist of an interest rate swap agreement with a notional amount of $20,000,000, which is due to expire on October 24, 2005. Additionally, two interest rate swap agreements with notional amounts of $10,000,000 each expired in April 2003 and May 2003, respectively, and one interest rate swap agreement with a notional amount of $20,000,000 expired in October 2004. The Company’s interest rate swap agreements were originally designated as cash flow hedges for purposes of SFAS No. 133. Based on regression analysis, the Company had determined that its interest rate swap agreements were highly effective. As a result of the July 7, 2003 repayment of the Company’s prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, the two outstanding interest rate swap agreements at that date have been subsequently accounted for as speculative instruments and resulting changes in their fair market value have been charged or credited to interest expense, net in the consolidated statement of operations. In addition, the write-off of the accumulated other comprehensive loss of $711,000 and deferred tax assets of $457,000 as of July 7, 2003 which were previously recognized in connection with two interest rate swap agreements are included in “Costs associated with the repayment of certain debt” in the accompanying consolidated statement of operations for fiscal 2003 (see Note 7). As of January 2, 2005 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $77,000 and $723,000, respectively, and the change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations for fiscal 2004 and 2003. Restricted cash of $548,000 and $1,100,000 as of January 2, 2005 and January 4, 2004, respectively, represents cash collateral relating to the interest rate swap agreements with Bank of America, formerly Fleet National Bank (“B of A”). The Company was required to collateralize the interest rate swap agreements upon the July 7, 2003 repayment of the Company’s previously existing credit facility with Fleet National Bank (subsequently acquired by B of A) (“Fleet”) (see Note 8).

(j)   Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations include advertising expenses of approximately $3,478,000, $1,296,000, $602,000 and $1,118,000 for fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, respectively. Advertising costs are expensed as incurred.

(k)   Pre-opening costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in “Pre-opening costs, depreciation, amortization and non-cash charges” in the accompanying consolidated statements of operations. Pre-opening costs incurred and recorded as expense for fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period were approximately $1,059,000, $904,000, $1,254,000 and $703,000, respectively.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

(l)   Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest and income taxes for fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period were as follows (amounts in thousands):

	Successor Period			Predecessor Period
	Fiscal 2004	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002
Interest and fees, net of amounts capitalized	$9,538	$8,562	$3,369	$4,039
Income taxes, net of refunds	597	496	168	246

(m)   Use of Estimates

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

(n)   Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. During the Predecessor Period, the Company adopted SFAS No. 144. The adoption did not have any impact on the Company’s consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

(o)   Translation of Foreign Currencies

As of January 2, 2005, the Company owned and operated four international locations, one each in Hong Kong, Singapore, Toronto, Canada and Vancouver, Canada. A restaurant in Sydney, Australia and one in Hong Kong (Central) were closed on January 6, 2002 and January 29, 2003, respectively (see Note 4). The financial position and results of operations of the Company’s foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholder’s equity.

(p)   Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and equity adjustments from foreign currency translation and is presented in the consolidated statements of stockholder’s equity. Comprehensive income for fiscal 2003 also includes a reclassification adjustment of $711,000 relating to the Company’s interest rate swap agreements for amounts realized in net income upon such agreements becoming speculative instruments as a result of the repayment of the Company’s prior credit facility (see Note 2(i)). Prior to the Company’s interest rate swap agreements becoming speculative instruments, comprehensive income also included unrealized gains (losses) on such agreements.

(q)   Revenue Recognition

Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Gift cards and or certificates are sold in the ordinary course of business. Proceeds from gift card and or certificate sales are recorded as deferred revenue at the time the gift card and or certificate is sold and are not recognized as revenue until the gift card and or certificate is redeemed.

(r)   Reclassification

Certain items previously reported have been reclassified to conform to the fiscal 2004 presentation. For fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, the Company reclassified amounts relating to operating leases and development allowances from lessors on the consolidated statements of operations and consolidated statements of cash flows. For fiscal 2003, the Company reclassified amounts relating to development allowances from lessors and deferred rent on the consolidated balance sheet. The reclassifications had no impact on net income (loss).

At January 4, 2004, the effect of the reclassification was an increase to buildings and leasehold improvements, accumulated depreciation and amortization and other liabilities by $1,725,000, $111,000 and $1,133,000, respectively, and a decrease to other assets and deferred expenses, net of $481,000. Additionally for fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, restaurant operating expenses were equally increased (decreased) and pre-opening costs, depreciation, amortization and non-cash charges were equally decreased (increased) by $1,338,000, $782,000 and ($1,363,000) respectively. Net cash flows provided by operating activities were increased and net cash flows

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

used by investing activities were increased by $629,000, $1,096,000 and $1,758,000 for fiscal 2003, the fiscal 2002 Successor Period and the 2002 Predecessor Period, respectively.

(s)   New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of operations and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective the first interim or annual reporting period that begins after June 15, 2005. As the Company already charges stock-based employee compensation expense related to units issued pursuant to employee subscription agreements based on the fair value of such units (see Note 12) the adoption of this statement will not have any effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 was subject to significant interpretation by the FASB, and was revised and reissued in December 2003 (“FIN 46R”). FIN 46R states that if an entity has a controlling financial interest in a variable interest entity, the assets, the liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements to the entity. The adoption of FIN 46 and FIN 46R did not have any effect on the Company’s consolidated financial statements, as the Company does not have any special purpose entities and no other arrangements that meet the definition of a variable interest entity which would require consolidation.

(3)   Restatement of Consolidated Financial Statements

During fiscal 2003, the Company restated its consolidated financial statements for fiscal 2002 (Successor Period and Predecessor Period), 2001, 2000, 1999 and 1998 as a result of having incorrectly provided estimates for expirations and non-redemption of gift certificates that it had sold. The effect of the restatement was to reduce revenues for the 2002 Successor Period and the 2002 Predecessor Period in the amounts of $294,000 and $336,000, respectively, and to reduce revenues for fiscal 2001, fiscal 2000, fiscal 1999 and fiscal 1998 by $949,000, $872,000, $444,000 and $408,000, respectively. The Company recorded an adjustment to retained earnings of $1,090,000 at December 31, 2000 for the cumulative effect of these restatement adjustments in prior periods. The restatement had no effect on the Company’s net operating cash position. The impact of the above-mentioned restatement on the 2002 consolidated statements of operations is as follows (amounts in thousands):

	Successor Period
	July 25, 2002- December 29, 2002
	Reported	Restated
Revenues	$105,998	$105,704
Income before income taxes	1,815	1,521
Income tax expense	757	642
Net income	1,058	879

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

	Predecessor Period
	December 31, 2001- July 24, 2002
	Reported	Restated
Revenues	$132,769	$132,433
Loss before income taxes	(3,674)	(4,010)
Income tax expense	949	818
Net loss	(4,623)	(4,828)

(4)   Restaurant Closing Costs and Other (Benefit) Charges

(a)   Morton’s—Sydney, Hong Kong (Central) and Addison, Texas

Based on a strategic assessment of revenue trends and other factors, the Company closed the Morton’s Steakhouse restaurant in Sydney, Australia in January 2002. The Company recorded a fiscal 2001 fourth quarter, pre-tax charge of approximately $1,625,000, which consisted primarily of the write-down of the net book value of the restaurant, consisting of property and equipment of approximately $1,300,000 (which included an unpaid invoice of $120,000 related to the construction of the restaurant), inventory and smallwares of approximately $100,000, security deposits of approximately $45,000, accrued legal costs of approximately $100,000 and certain exit costs of approximately $60,000 associated with the closing of the restaurant. The exit costs were recorded in accordance with requirements set forth in Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The Company met the criteria set forth in EITF 94-3 as management began to formulate a plan to close the restaurant and terminate employees as of the commitment date and the involuntary termination benefits were not part of a pre-existing plan. The Company does not have an established plan or practice for severance costs as the majority of restaurant employees are paid hourly wages and severance costs are typically a minor component of the overall costs to close a restaurant. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees. During the second quarter of fiscal 2002, in conjunction with a mutual release with the lessor, the Company recorded a pre-tax credit of $300,000 representing the recovery of assets previously written-down, which included inventory of approximately $70,000 that was utilized in another Morton’s steakhouse and the recovery of a security deposit of approximately $45,000 that had not been anticipated, and exit costs, which included legal costs of approximately $65,000, which were less than initially accrued for this restaurant. In addition, the Company reversed an accrual for a construction invoice of $120,000, which the Company determined was no longer required.

In January 2003, the Company closed the Morton’s steakhouse in Hong Kong (Central) due to its low revenues and negative cash flows. No impairment charge was recorded in connection with the closing of this steakhouse. The book value of the assets of the Hong Kong (Central) restaurant, which included property and equipment of approximately $1,900,000, a landlord security deposit of approximately $280,000 and other assets of approximately $55,000, were written-down to zero as part of the fair value assessment of the Company’s assets in purchase accounting resulting from our July 2002 acquisition. There were no proceeds received from the disposition of these assets. The Company also recorded in purchase accounting an accrual for certain exit costs, which included accrued severance of approximately $155,000 and accrued legal fees of approximately $35,000, in accordance with the requirements set forth in

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company met the criteria set forth in EITF 95-3 as management began to formulate a plan to close the restaurant and terminate employees as of the consummation date and the involuntary termination benefits were not part of a pre-existing plan. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees within a period of less than one year from the acquisition date.

In August 2003, the Company closed the Morton’s steakhouse in Addison, Texas due to its low revenues and negative cash flows. No impairment charge was recorded in connection with the closing of this steakhouse. The book value of the assets of the Addison, Texas restaurant, which included property and equipment of approximately $367,000 and other assets of approximately $40,000, were written-down to zero as part of the fair value assessment of the Company’s assets in purchase accounting resulting from our July 2002 acquisition. There were no proceeds received from the disposition of these assets. The Company also recorded in purchase accounting an accrual for certain exit costs, which included accrued severance of approximately $60,000 and accrued legal fees of approximately $40,000, in accordance with the requirements set forth in EITF 95-3. The Company met the criteria set forth in EITF 95-3 as management began to formulate a plan to close the restaurant and terminate employees as of the consummation date and the involuntary termination benefits were not part of a pre-existing plan. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees within a period of less than one year from the acquisition date.

(b)   Morton’s—90 West Street, NY

On December 23, 2004, the Company entered into a Settlement Agreement and General Release (the “Agreement”) with St. Paul Fire and Marine Insurance Company (“St. Paul”) pursuant to which the Company has agreed to settle its claims against St. Paul for losses sustained in connection with the September 11, 2001 attacks involving business and property of the Morton’s Steakhouse restaurant located at 90 West Street, New York, New York, two blocks from the World Trade Center which was closed permanently due to structural damage. The terms of the Agreement included payment to the Company of $4,254,000 and a mutual release and discharge with respect to the insurance contract between the Company and St. Paul for the property located at 90 West Street, New York, New York. The payment of $4,254,000 was received in December 2004.

The Company recorded a benefit, net of related costs, in “Restaurant operating expenses” in the accompanying consolidated statements of operations of approximately $2,775,000, $857,000, $905,000 and $997,000 for fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, respectively, representing business interruption insurance recovery related to costs incurred from the closing of that restaurant. During 2002, the Company received $3,125,000 relating to property insurance and recorded a gain of approximately $1,443,000 in the 2002 Predecessor Period in the accompanying consolidated statement of operations. During 2004, the Company received $986,000 and recorded a gain relating to such property insurance.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

(5)   Property and Equipment

The costs and related accumulated depreciation and amortization of major classes of assets as of January 2, 2005 and January 4, 2004 are set forth below (amounts in thousands):

	Successor Period
	January 2, 2005	January 4, 2004
Furniture, fixtures and equipment	$16,499	$14,131
Buildings and leasehold improvements	45,139	40,392
Land	8,474	8,474
Construction in progress	5,234	338
	75,346	63,335
Less accumulated depreciation and amortization	13,859	7,611
Net property and equipment	$61,487	$55,724

(6)   Accrued Expenses

Accrued expenses at January 2, 2005 and January 4, 2004 consist of the following (amounts in thousands):

	Successor Period
	January 2, 2005	January 4, 2004
Deferred revenue from gift certificates	$14,081	$10,636
Restaurant operating expenses	4,558	3,404
Payroll and related taxes	3,642	3,552
Accrued legal costs	2,782	3,243
Sales and use tax	1,964	2,243
Rent and property taxes	1,635	1,486
Accrued construction costs	705	423
Interest rate swap agreements	77	723
Other	1,458	2,245
Total accrued expenses	$30,902	$27,955

(7)   7.5% Senior Secured Notes

On July 7, 2003, the Company completed a private offering of $105,000,000 in aggregate principal amount at maturity of its 7.5% senior secured notes due 2010. The 7.5% senior secured notes were issued at a discount of 15%. Net proceeds from the 7.5% senior secured notes offering were $89,250,000 less expenses. On December 22, 2003, the Company filed a registration statement with the Securities and Exchange Commission with respect to the 7.5% senior secured notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately-issued original notes. The new notes evidence the same debt as the original notes, are entitled to the benefits of the indenture governing the original notes and are treated under the indenture as a single class with the original notes. Interest on the 7.5% senior secured notes is payable semi-annually on January 1 and July 1. The 7.5% senior secured notes have a yield to maturity of 12.005% including the accretion of the discount and the

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

amortization of the related deferred financing costs. The Company can redeem the 7.5% senior secured notes on or after July 1, 2007, except the Company may redeem up to 35% of the 7.5% senior secured notes prior to July 1, 2006 with the proceeds of one or more public equity offerings. The Company is required to redeem the 7.5% senior secured notes under some circumstances involving changes of control and asset sales. As of January 2, 2005, we were in compliance with all of our financial covenants.

Concurrently with the closing of the original notes offering, the Company entered into a $15,000,000 senior secured working capital facility with Wells Fargo Foothill, Inc. (see Note 8). As of January 2, 2005 and January 4, 2004, there were no outstanding borrowings under the Company’s working capital facility and $1,000,000 was restricted for letters of credit. The Company used a portion of the net proceeds from the 7.5% senior secured notes offering to repay its previously existing credit facility, capital leases and three mortgages (see Note 8). The Company used the remaining net proceeds for general corporate purposes. During the third quarter of fiscal 2003, the Company expensed $2,349,000 representing: (1) the write-off of deferred financing costs of $718,000 relating to the previously existing credit facility; (2) prepayment penalties of $463,000 incurred with the repayment of the Company’s capital leases and one mortgage; and (3) the write-off of the accumulated other comprehensive loss of $711,000 and deferred tax assets of $457,000 which were previously recognized in connection with two interest rate swap agreements, one which expired on October 24, 2004 and one which is due to expire on October 24, 2005, which due to the repayment of its previously existing credit facility are now accounted for as speculative instruments. Changes in their fair market value are charged or credited to interest expense, net in the consolidated statements of operations. Costs associated with the repayment of certain debt of $264,000 for fiscal 2004 represent prepayment penalties that we incurred with the early repayment of two mortgages (see Note 8).

(8)   Obligations to Financial Institutions

Obligations to financial institutions consists of the following (amounts in thousands):

	Successor Period
	January 2, 2005	January 4, 2004
Credit Facility(a)	$—	$—
Working Capital Facility(b)	—	—
Loan Agreement with CNL Financial I, Inc., due in monthly principal and interest payments(d)	796	1,097
Mortgage loans with GE Capital Franchise Finance due in monthly principal and interest payments(c)	6,361	11,835
Total obligations to financial institutions	7,157	12,932
Less current portion of obligations to financial institutions	521	658
Obligations to financial institutions, less current maturities	$6,636	$12,274

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Future maturities of obligations to financial institutions and bond holders are as follows as of January 2, 2005 (amounts in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
7.5% senior secured notes (see Note 7)	$—	$—	$—	$—	$—	$105,000	$105,000
Working Capital Facility(b)	—	—	—	—	—	—	—
Loan Agreement with CNL Financial I, Inc.(d)	332	334	130	—	—	—	796
Mortgage loans with GE Capital Franchise Finance(c)	189	207	227	248	272	5,218	6,361
Total	$521	$541	$357	$248	$272	$110,218	$112,157

(a)           The Company’s prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between the Company and Fleet, as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, the Company used a portion of the proceeds from the 7.5% senior secured notes offering (see Note 7) to repay the Company’s prior credit facility in full. Following repayment, the credit facility was terminated.

On April 7, 1998 and May 29, 1998, the Company entered into interest rate swap agreements with Fleet on notional amounts of $10,000,000 each. These agreements terminated on April 7, 2003 and May 29, 2003, respectively. Additionally, on October 24, 2002, pursuant to the July 25, 2002 amendment, the Company entered into two interest rate swap agreements with Fleet on notional amounts of $20,000,000 each, of which one expired on October 24, 2004 and one is due to expire on October 24, 2005. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40,000,000 of variable rate debt. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The interest rate swap agreements were originally designated as cash flow hedges for purposes of SFAS No. 133. Based on regression analysis, the Company had determined that its interest rate swap agreements were highly effective. As a result of the July 7, 2003 repayment of the Company’s prior credit facility, the two interest rate swap agreements have been accounted for as speculative instruments and resulting changes in their fair market value have been charged or credited to interest expense, net in the consolidated statement of operations. As of January 2, 2005 and January 4, 2004, in accordance with SFAS No. 133, liabilities were approximately $77,000 and $723,000, respectively, and the change in the fair market value has been recognized in interest expense, net in the consolidated statement of operations.

(b)          Concurrently with the closing of the original notes offering (see Note 7), the Company entered into a $15,000,000 senior secured working capital facility with Wells Fargo Foothill, Inc. As of January 2, 2005 and January 4, 2004, there were no outstanding borrowings under the Company’s working capital facility and $1,000,000 was restricted for letters of credit. Interest will accrue on borrowings under the

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Company’s working capital facility at a floating rate of prime plus 1.75%, or a LIBOR based equivalent. The Company’s working capital facility matures on July 7, 2007. At January 2, 2005, the Company was in compliance with its debt covenants relating to its working capital facility.

(c)           Mortgage loans relate to loan commitments entered into during 1999 and 1998 by various subsidiaries of the Company and GE Capital Franchise Finance, to fund the purchases of land and construction of restaurants. The Company repaid one mortgage in May 2003. The Company also repaid one mortgage in September 2003 and two mortgages in April 2004 with a portion of the proceeds from the 7.5% senior secured notes offering (see Note 7). The remaining two mortgages outstanding as of January 2, 2005 are scheduled to mature in February 2020 and March 2021. The interest rates for the two remaining mortgages are 8.98% and 9.26% per annum. In February 2005, the mortgage with interest of 9.26% which was scheduled to mature in February 2020 was repaid.

(d)          In March 1997, the Company entered into a $2,500,000 loan agreement with CNL Financial I, Inc. (“CNL”). This loan was scheduled to mature on April 1, 2007 and bore interest at 10.002% per annum. This loan is secured by a security interest in the assets of the Morton’s steakhouses located in Chicago (State Street) and Denver (downtown). Principal and interest payments are due monthly over the term of the loan. The Company repaid this loan in February 2005.

(9)   Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Successor Period			Predecessor Period
	Fiscal 2004	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002
			Restated	Restated
Domestic operations	$6,195	$4,633	$1,321	$(3,930)
Foreign operations	1,414	831	200	(80)
Total	$7,609	$5,464	$1,521	$(4,010)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Income tax expense is comprised of the following (amounts in thousands):

		Successor Period			Predecessor Period
		Fiscal 2004	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002
				Restated	Restated
Federal:	Current	$454	$49	$—	$(1,620)
	Deferred	4,363	288	474	2,575
		4,817	337	474	955
Foreign:	Current	475	308	112	39
	Deferred	(217)	(145)	(60)	(23)
		258	163	52	16
State and Local:	Current	563	293	79	153
	Deferred	226	431	37	(306)
		789	724	116	(153)
Income tax expense		$5,864	$1,224	$642	$818

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (amounts in thousands):

	Successor Period			Predecessor Period
	Fiscal 2004	Fiscal 2003	July 25, 2002- Dec. 29, 2002	Dec. 31, 2001- July 24, 2002
			Restated	Restated
Computed “expected” tax expense (benefit)	$2,587	$1,857	$517	$(1,363)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	521	534	72	(107)
Foreign rate differential	223	—	(4)	2
FICA tax credits	1,591	(1,680)	(11)	1,470
Change in valuation allowance	80	47	—	270
Non-deductible interest	580	260	—	—
Non-deductible strategic costs	—	—	—	640
Other, net	282	206	68	(94)
	$5,864	$1,224	$642	$818

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2004 and fiscal 2003 are presented below (amounts in thousands):

	Successor Period
	January 2, 2005	January 4, 2004
Deferred tax assets:
Federal and state net operating loss carryforwards	$6,086	$5,659
Capital loss carryforwards	2,321	2,705
Deferred revenue on gift certificates	2,057	4,181
Accrued timing differences	1,245	1,174
Foreign taxes payable	84	261
Property and equipment depreciation	1,448	1,925
Deferred rent and start-up amortization	1,539	1,071
FICA and other tax credits	10,455	11,967
Total gross deferred tax assets	25,235	28,943
Less valuation allowance	(5,807)	(6,110)
Net deferred tax assets	19,428	22,833
Deferred tax liabilities:
Intangible asset	36,230	36,165
Smallwares	965	63
Total gross deferred tax liabilities	37,195	36,228
Net deferred tax liabilities	$(17,767)	$(13,395)

During fiscal 2004, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1,658,000 to the Company’s income tax expense for fiscal 2004.

At January 2, 2005, the Company had federal and various state income tax net operating loss carryforwards, capital loss carryforwards, and FICA and other tax credits expiring in various periods through 2022, 2006 and 2024, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Sections 382 and 383 of the Internal Revenue Code limit the amount of federal net operating losses, capital loss carryovers and FICA credits, generated prior to the Effective Date that may be used in future periods. Generally, the utilization of these attributes will be limited on an annual basis to the value of the acquired business, at the date of ownership change, multiplied by the federal long-term tax-exempt rate at the date of the transaction. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $49,300,000. Taxable income (loss), before the application of net operating loss carryforwards and FICA and other tax credits, for the fiscal year ended January 2, 2005 is estimated to be

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

approximately $8,836,000. The Company assesses the recoverability of its net deferred tax asset based upon the level of historical income and projections of future taxable income. Deferred tax assets arising from capital losses have been fully reserved. Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the acquisition date $(6,852,000) are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

Goodwill has been adjusted for tax benefits of $389,000 and $2,716,000 in fiscal 2004 and fiscal 2003, respectively, that have been recorded with regard to changes in the valuation allowance and changes in estimates of income tax uncertainties that resulted from the purchase business combination at July 25, 2002. State net operating losses which were subject to valuation allowances have also been adjusted downward to reflect the proper balances at year end. The reduction in the deferred tax asset related to these state net operating losses did not impact the tax expense on continuing operations or goodwill because there has been an equal reduction in the valuation allowance related to these state net operating losses.

General Business Credits of $10,455,000 have been recorded as deferred tax assets by the Company. Included in these credits are credits aggregating $9,978,000 that are for a portion of the employer paid social security taxes on employee cash tips, the remainder of the credits are for Empowerment Zone and other credits. All of these credits are available to offset federal income tax in future years. These credits must generally be utilized after all federal net operating loss carryovers are utilized. For credits generated in tax years beginning before 1998 the carryforward period is 15 years. For credits generated in tax years beginning after 1998 the carryforward period is 20 years.

The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1994	$679	2009
1995	953	2010
1996	1,290	2011
1997	1,348	2012
1998	1,498	2018
1999	1,996	2019
2000	2,444	2020
2001	35	2021
2002	83	2022
2003	25	2023
2004	104	2024

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

The Company operates in various foreign jurisdictions including, Canada, Singapore and Hong Kong, and operated in Australia through January 6, 2002. The foreign subsidiaries, with the exception of the Canadian operations, all operate as single member limited liability companies treated as disregarded for U.S. federal income tax purposes, and as incorporated entities in their jurisdiction of operation. Therefore, the taxable income or loss of these foreign subsidiaries is recognized on the Company’s U.S. federal income tax return, and any foreign taxes paid are available as foreign tax credits subject to certain limitations, or as deductions against taxable income in the U.S. The Canadian subsidiaries operate as corporations for Canadian tax purposes and their income or loss is not reflected in the U.S. federal income tax return of the Company. U.S. deferred taxes on undistributed earnings of $1,183,000 of the Canadian operations have not been recognized under the indefinite reversal criterion in Accounting Principles Board (“APB”) Opinion No. 23 because they are considered permanent in nature.

(10)   Capital Stock

At January 2, 2005 and January 4, 2004, the authorized capital of Morton’s Restaurant Group, Inc. (“MRG”) consisted of 1,000 shares of common stock at $0.01 par value per share. Such shares had been issued to MHLLC upon the acquisition of the Company on July 25, 2002. On June 4, 2004, MHLLC contributed its 1,000 shares of common stock of MRG to MHCI, a newly formed wholly-owned subsidiary of MHLLC, in exchange for 1,000 shares of common stock of MHCI, constituting 100% of the authorized common stock of MHCI.

On June 3, 2004, the Company paid a dividend of $6,789,000 to MHLLC.

On June 4, 2004, MHCI completed a $40,000,000 14% senior secured notes offering. The notes are secured by the assets of MHCI, which include the stock of MRG. The notes are not secured by the assets of, nor are they guaranteed by, MRG or any of its subsidiaries. MHCI used the proceeds of the offering to make a distribution to MHLLC’s equity holders and to pay fees and expenses related to the issuance.

(11)   Operating Leases

The Company’s operations are generally conducted in leased premises. Including renewal options, remaining lease terms range from 2 to 38 years.

In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are included in the related fixed asset accounts and the total amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets. As of January 2, 2005, approximately $235,000 of development allowances were due from lessors and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet. There were no development allowances due from lessors as of January 4, 2004. See Note 2(r).

The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

rental provisions based upon a percent of gross revenues and or provide for rent deferral during the initial term of such leases. Included in “Other liabilities” in the accompanying consolidated balance sheets at January 2, 2005 and January 4, 2004 are accruals related to such rent deferrals and landlord allowances of approximately $7,588,000 and $3,276,000, respectively. For financial reporting purposes, such leases are accounted for on a straight-line rental basis. The Company recorded non-cash rent in accordance with SFAS No. 13 of $1,440,000, $1,338,000, $782,000 and $(1,363,000) for fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, respectively, which is included in “Restaurant operating expenses” in the accompanying consolidated statements of operations.

Future minimum annual rental commitments under the Company’s operating leases are approximately as follows (amounts in thousands):

Fiscal 2005	$18,484
Fiscal 2006	18,840
Fiscal 2007	18,665
Fiscal 2008	18,252
Fiscal 2009	17,629
Fiscal 2010 and thereafter	104,224
Total minimum lease payments	$196,094

Contingent rental payments on building leases are typically made based upon the percentage of gross revenues on the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $2,409,000, $1,838,000, $688,000 and $902,000 for fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, respectively. Rental expense, inclusive of contingent rent, for all such leases was approximately $19,710,000, $19,121,000, $8,329,000 and $8,267,000 for fiscal 2004, fiscal 2003, the fiscal 2002 Successor Period and the fiscal 2002 Predecessor Period, respectively.

(12)   Employee Subscription Agreements

Certain of the Company’s executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements. MHLLC’s Board approved 1,711,344 common units available for grant of which 1,497,585, 26,200 and 2,400 were granted on August 26, 2003, June 21, 2004 and October 28, 2004, respectively. On August 26, 2003, June 21, 2004 and October 28, 2004, the fair value of each common unit granted was $0.01. Common units granted to an employee pursuant to employee subscription agreements are granted

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

at no cost to the employee. These common units are subject to vesting. Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date as follows:

For selected employees employed as of July 25, 2002 in “qualified positions” (as determined by the MHLLC’s board of advisors), the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
July 25, 2005	40%
July 25, 2006	70%
July 25, 2007	100%

For selected employees not employed as of July 25, 2002 in “qualified positions,” the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
Third anniversary of date of grant	40%
Fourth anniversary of date of grant	70%
Fifth anniversary of date of grant	100%

In addition, fifty percent of the common units vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date. Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement. Stock-based employee compensation expense related to this plan will be charged to the Company based on the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company recognized compensation expense of approximately $2,000 relating to the vesting of common units granted in the consolidated statement of operations for each of fiscal 2004 and fiscal 2003. The compensation expense recorded during fiscal 2004 and fiscal 2003, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the respective period. The compensation expense recorded during fiscal 2003, also includes the difference between the fair value at the date of grant and the exercise price of the common units that were immediately vested on the date of grant of August 26, 2003. The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period. Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Activity relating to the common units granted pursuant to employee subscription agreements is as follows:

Unvested common units outstanding as of December 30, 2002	—
Granted units	1,497,585
Vested units	—
Forfeited units	(15,200)
Unvested common units outstanding as of January 4, 2004	1,482,385
Granted units	28,600
Vested units	—
Forfeited units	(17,600)
Unvested common units outstanding as of January 2, 2005	1,493,385

As of January 2, 2005, there were 217,959 common units available for grant.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of operations and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective the first interim or annual reporting period that begins after June 15, 2005. As the Company already charges stock-based employee compensation expense related to units issued pursuant to employee subscription agreements based on the fair value of such units, the adoption of this statement will not have any effect on the Company’s consolidated financial statements.

(13)   Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer and its Executive Vice President. The agreements, as amended, are terminable by the Company with certain restrictions. The aggregate annual 2004 base salary under these employment agreements is approximately $1,009,000. These agreements provide for their annual base salaries to be increased each year to reflect the rate of increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

(14)   Employee Benefit Plans

Employees of the Company who are over the age of 21 and who have completed one year of service are eligible for voluntary participation in the Morton’s of Chicago Inc. Profit Sharing and Cash Accumulation Plan. Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions paid in fiscal 2004, fiscal 2003 and the fiscal 2002 Predecessor Period were approximately $602,000, $437,000 and $122,000, respectively. There were no employer contributions paid during the fiscal 2002 Successor Period.

(15)   Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (Florida only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but believes a collective action would be permitted. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

In November 2004, current and former employees of the Sacramento Morton’s commenced a federal lawsuit asserting individual, representative and class claims against the Sacramento Morton’s and several other Morton’s restaurants. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorney’s fees. The Sacramento Morton’s, along with the other Morton’s restaurants named in the lawsuit have filed motions seeking to dismiss the claims brought against them.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources.

(16)   Related Party Transactions

On July 25, 2002, MHLLC entered into a management agreement with Castle Harlan, Inc. (the majority unit-holder of MHLLC), which was amended as of July 7, 2003. Pursuant to the management agreement, Castle Harlan, Inc. agreed to provide business and organizational strategy, financial and investment management, advisory and merchant and investment banking services in exchange for fees of $2,800,000 per year, which fees may be increased to an amount not exceeding $3,500,000 in any year, plus out of pocket expenses. These fees and expenses are paid by the Company and may be paid to the extent

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

permitted by the indenture governing the 7.5% senior secured notes. In October 2002, MHLLC, Castle Harlan, Inc. and Laurel Crown Capital, LLC: Series One—LC/Morton’s (a significant unit-holder of MHLLC) (“Laurel Crown”) entered into a letter agreement, pursuant to which Castle Harlan, Inc. agreed to provide a portion of the annual fee to Laurel Crown in exchange for Laurel Crown’s assistance in providing the services to MHLLC under the management agreement. At January 2, 2005 and January 4, 2004 included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets is approximately $157,000 representing a prepayment of this management fee.

(17)   Subsequent Event (unaudited)

During March 2005, the Company received proceeds of approximately $660,000 from the sale of stock in a privately owned company and recorded a gain on the sale of its investment of approximately $650,000.

(18)   Supplemental Condensed Consolidating Financial Information

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Balance Sheet
January 2, 2005 (Successor Period)
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,014	$535	$630	$—	$10,179
Restricted cash	548	—	—	—	548
Marketable securities	4,112	—	—	—	4,112
Accounts receivable	1	4,172	173	—	4,346
Inventories	—	8,717	585	—	9,302
Prepaid expenses and other current assets	677	5,866	57	—	6,600
Deferred income taxes	(991)	6,228	—	—	5,237
Total current assets	13,361	25,518	1,445	—	40,324
Property and equipment, net	147	60,227	1,113	—	61,487
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,789	—	—	61,789
Other assets and deferred expenses, net	7,774	3,297	285	(2,520)	8,836
Amounts due from affiliates	119,894	—	179	(120,073)	—
	$141,176	$242,831	$3,022	$(122,593)	$264,436

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Balance Sheet (Continued)
January 2, 2005 (Successor Period)
(Amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$4,348	$31,698	$1,246	$—	$37,292
Current portion of obligations to financial institutions	—	521	—	—	521
Accrued income taxes	(3,850)	4,827	(598)	—	379
Amounts due from affiliates	—	120,073	—	(120,073)	—
Total current liabilities	498	157,119	648	(120,073)	38,192
7.5% senior secured notes, net of unamortized discount of $13,283	91,717	—	—	—	91,717
Obligations to financial institutions, less current maturities	—	6,636	—	—	6,636
Deferred income taxes	—	23,004	—	—	23,004
Other liabilities	(42)	7,493	95	—	7,546
Total liabilities	92,173	194,252	743	(120,073)	167,095
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,077	2,520	—	(2,520)	97,077
Accumulated other comprehensive income (loss)	—	355	(166)	—	189
(Accumulated deficit) retained earnings	(48,074)	45,704	2,445	—	75
Total stockholder’s equity	49,003	48,579	2,279	(2,520)	97,341
	$141,176	$242,831	$3,022	$(122,593)	$264,436

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Balance Sheet
January 4, 2004 (Successor Period)
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,911	$(614)	$700	$—	$17,997
Restricted cash	1,100	—	—	—	1,100
Accounts receivable	2	3,665	162	—	3,829
Inventories	—	8,511	583	—	9,094
Prepaid expenses and other current assets	382	4,649	38	—	5,069
Deferred income taxes	1,875	5,201	—	—	7,076
Total current assets	21,270	21,412	1,483	—	44,165
Property and equipment, net	91	54,151	1,482	—	55,724
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,552	—	—	61,552
Other assets and deferred expenses, net	8,899	3,251	249	(2,520)	9,879
Amounts due from affiliates	150,482	14,325	4,710	(169,517)	—
	$180,742	$246,691	$7,924	$(172,037)	$263,320

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Balance Sheet (Continued)
January 4, 2004 (Successor Period)
(Amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$6,090	$26,704	$1,272	$—	$34,066
Current portion of obligations to financial institutions	—	658	—	—	658
Accrued income taxes	10,661	(11,774)	1,409	—	296
Amounts due from affiliates	—	165,206	4,311	(169,517)	—
Total current liabilities	16,751	180,794	6,992	(169,517)	35,020
7.5% senior secured notes, net of unamortized discount of $14,987	90,013	—	—	—	90,013
Obligations to financial institutions, less current maturities	—	12,274	—	—	12,274
Deferred income taxes	(3,860)	24,331	—	—	20,471
Other liabilities	(56)	3,207	69	—	3,220
Total liabilities	102,848	220,606	7,061	(169,517)	160,998
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,075	2,520	—	(2,520)	97,075
Accumulated other comprehensive income (loss)	—	296	(168)	—	128
(Accumulated deficit) retained earnings	(19,181)	23,269	1,031	—	5,119
Total stockholder’s equity	77,894	26,085	863	(2,520)	102,322
	$180,742	$246,691	$7,924	$(172,037)	$263,320

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Operations
Fiscal Year Ended January 2, 2005 (Successor Period)
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$16,546	$263,495	$12,839	$(16,546)	$276,334
Food and beverage costs	—	88,966	4,256	—	93,222
Restaurant operating expenses	—	120,635	6,365	—	127,000
Pre-opening costs, depreciation, amortization and non-cash charges	12	6,934	548	—	7,494
General and administrative expenses	18,949	16,546	—	(16,546)	18,949
Marketing and promotional expenses	—	8,216	256	—	8,472
Gain on insurance proceeds	—	986	—	—	986
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	10,761	749	—	—	11,510
Management fee paid to related party	2,800	—	—	—	2,800
(Loss) income before income taxes	(16,240)	22,435	1,414	—	7,609
Income tax expense	5,864	—	—	—	5,864
Net (loss) income	$(22,104)	$22,435	$1,414	$—	$1,745

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Operations
Fiscal Year Ended January 4, 2004 (Successor Period)
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$15,483	$247,441	$11,227	$(15,483)	$258,668
Food and beverage costs	—	82,497	3,768	—	86,265
Restaurant operating expenses	—	118,124	5,927	—	124,051
Pre-opening costs, depreciation, amortization and non-cash charges	64	5,797	403	—	6,264
General and administrative expenses	16,680	15,483	—	(15,483)	16,680
Marketing and promotional expenses	—	5,661	272	—	5,933
Costs associated with the repayment of certain debt	2,349	—	—	—	2,349
Interest expense, net	7,283	1,553	26	—	8,862
Management fee paid to related party	2,800	—	—	—	2,800
(Loss) income before income taxes	(13,693)	18,326	831	—	5,464
Income tax expense	1,224	—	—	—	1,224
Net (loss) income	$(14,917)	$18,326	$831	$—	$4,240

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Operations
July 25, 2002 to December 29, 2002 (Successor Period)
Restated
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$6,327	$100,266	$5,438	$(6,327)	$105,704
Food and beverage costs	—	34,015	1,782	—	35,797
Restaurant operating expenses	—	48,047	3,087	—	51,134
Pre-opening costs, depreciation, amortization and non-cash charges	101	2,880	186	—	3,167
General and administrative expenses	6,369	6,327	—	(6,327)	6,369
Marketing and promotional expenses	—	3,438	159	—	3,597
Interest expense, net	2,236	616	24	—	2,876
Management fee paid to related party	1,243	—	—	—	1,243
(Loss) income before income taxes	(3,622)	4,943	200	—	1,521
Income tax expense	642	—	—	—	642
Net (loss) income	$(4,264)	$4,943	$200	$—	$879

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Operations
December 31, 2001 to July 24, 2002 (Predecessor Period)
Restated
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$7,969	$124,896	$7,537	$(7,969)	$132,433
Food and beverage costs	—	43,037	2,529	—	45,566
Restaurant operating expenses	—	55,593	4,518	—	60,111
Pre-opening costs, depreciation, amortization and non-cash charges	117	6,828	351	—	7,296
General and administrative expenses	8,483	7,969	—	(7,969)	8,483
Marketing and promotional expenses	—	2,817	188	—	3,005
Gain on insurance proceeds	—	1,443	—	—	1,443
Costs associated with strategic alternatives and proxy contest	9,078	—	—	—	9,078
Restaurant closing costs (credit)	—	(300)	—	—	(300)
Interest expense, net	3,042	1,574	31	—	4,647
(Loss) income before income taxes	(12,751)	8,821	(80)	—	(4,010)
Income tax expense	818	—	—	—	818
Net (loss) income	$(13,569)	$8,821	$(80)	$—	$(4,828)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended January 2, 2005 (Successor Period)
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,104)	$22,435	$1,414	$1,745
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	12	5,843	580	6,435
Amortization of deferred occupancy costs, bond discount and other deferred expenses	2,808	1,421	19	4,248
Deferred income taxes	6,726	(1,564)	—	5,162
Change in assets and liabilities:
Accounts receivable	1	(506)	(4)	(509)
Inventories	—	(207)	22	(185)
Prepaid expenses and other assets	30,293	(30,275)	(1,710)	(1,692)
Accounts payable, accrued expenses and other liabilities	(1,155)	6,884	(71)	5,658
Accrued income taxes	(14,511)	14,811	(193)	107
Net cash provided by operating activities	2,070	18,842	57	20,969
Cash flows from investing activities:
Purchases of property and equipment	(68)	(11,918)	(152)	(12,138)
Increase in marketable securities	(4,112)	—	—	(4,112)
Net cash used by investing activities	(4,180)	(11,918)	(152)	(16,250)
Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(5,775)	—	(5,775)
Payment of deferred financing costs	(550)	—	—	(550)
Decrease in restricted cash	552	—	—	552
Dividends paid	(6,789)	—	—	(6,789)
Net cash used by financing activities	(6,787)	(5,775)	—	(12,562)
Effect of exchange rate changes on cash	—	—	25	25
Net (decrease) increase in cash and cash equivalents	(8,897)	1,149	(70)	(7,818)
Cash and cash equivalents at beginning of period	17,911	(614)	700	17,997
Cash and cash equivalents at end of period	$9,014	$535	$630	$10,179

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Cash Flows
Fiscal Year Ended January 4, 2004 (Successor Period)
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,917)	$18,326	$831	$4,240
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation of property and equipment	64	4,897	399	5,360
Amortization of deferred occupancy costs, bond discount and other deferred expenses	1,310	1,294	43	2,647
Deferred income taxes	3,079	(2,171)	—	908
Change in assets and liabilities:
Accounts receivable	55	(333)	26	(252)
Income taxes receivable	885	—	—	885
Inventories	—	(462)	95	(367)
Prepaid expenses and other assets	(3,635)	4,744	555	1,664
Accounts payable, accrued expenses and other liabilities	(2,237)	369	(1,302)	(3,170)
Accrued income taxes	12,567	(12,212)	(201)	154
Net cash (used) provided by operating activities	(2,829)	14,452	446	12,069
Cash flows from investing activities:
Purchases of property and equipment	(99)	(4,943)	(119)	(5,161)
Net cash used by investing activities	(99)	(4,943)	(119)	(5,161)
Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(68,125)	(10,724)	(546)	(79,395)
Proceeds from the 7.5% senior secured notes offering	89,250	—	—	89,250
Proceeds from obligations to financial institutions	6,900	—	—	6,900
Payment of deferred financing costs	(6,329)	—	—	(6,329)
Increase in restricted cash	(1,100)	—	—	(1,100)
Net cash provided (used) by financing activities	20,596	(10,724)	(546)	9,326
Effect of exchange rate changes on cash	—	—	60	60
Net increase (decrease) in cash and cash equivalents	17,668	(1,215)	(159)	16,294
Cash and cash equivalents at beginning of period	243	601	859	1,703
Cash and cash equivalents at end of period	$17,911	$(614)	$700	$17,997

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Cash Flows
July 25, 2002 to December 29, 2002 (Successor Period)
Restated
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(4,264)	$4,943	$200	$879
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	101	2,012	(199)	1,914
Amortization of deferred occupancy costs and other deferred expenses	—	782	—	782
Deferred income taxes	(9,470)	8,784	—	(686)
Change in assets and liabilities:
Accounts receivable	(57)	(949)	28	(978)
Income taxes receivable	903	—	—	903
Inventories	—	(1,021)	19	(1,002)
Prepaid expenses and other assets	1,274	(2,850)	475	(1,101)
Accounts payable, accrued expenses and other liabilities	2,477	4,716	71	7,264
Accrued income taxes	10,602	(10,283)	(150)	169
Net cash provided by operating activities	1,566	6,134	444	8,144
Cash flows from investing activities:
Purchases of property and equipment	(10)	(5,853)	(22)	(5,885)
Net cash used by investing activities	(10)	(5,853)	(22)	(5,885)
Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(3,900)	(1,444)	(123)	(5,467)
Proceeds from obligations to financial institutions	1,900	—	—	1,900
Net cash used by financing activities	(2,000)	(1,444)	(123)	(3,567)
Effect of exchange rate changes on cash	—	—	(8)	(8)
Net (decrease) increase in cash and cash equivalents	(444)	(1,163)	291	(1,316)
Cash and cash equivalents at beginning of period	687	1,764	568	3,019
Cash and cash equivalents at end of period	$243	$601	$859	$1,703

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
January 2, 2005, January 4, 2004 and December 29, 2002

Supplemental Consolidating Statement of Cash Flows
December 31, 2001 to July 24, 2002 (Predecessor Period)
Restated
(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,569)	$8,821	$(80)	$(4,828)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation of property and equipment	117	5,879	577	6,573
Amortization of deferred occupancy costs and other deferred expenses	—	(1,277)	(70)	(1,347)
Deferred income taxes	1,129	1,971	—	3,100
Change in assets and liabilities:
Accounts receivable	—	1,385	(36)	1,349
Income taxes receivable	(1,228)	—	—	(1,228)
Inventories	—	340	66	406
Prepaid expenses and other assets	25	(521)	543	47
Insurance receivable	—	1,682	—	1,682
Accounts payable, accrued expenses and other liabilities	2,226	1,649	(1,051)	2,824
Accrued income taxes	11,582	(11,582)	—	—
Net cash provided (used) by operating activities	282	8,347	(51)	8,578
Cash flows from investing activities:
Purchases of property and equipment	(13)	(5,030)	(164)	(5,207)
Net cash used by investing activities	(13)	(5,030)	(164)	(5,207)
Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(3,738)	(2,880)	(119)	(6,737)
Proceeds from obligations to financial institutions	1,000	—	—	1,000
Issuance of treasury stock	43	—	—	43
Net proceeds from issuance of stock	50	429	—	479
Net cash used by financing activities	(2,645)	(2,451)	(119)	(5,215)
Effect of exchange rate changes on cash	—	(4)	40	36
Net (decrease) increase in cash and cash equivalents	(2,376)	862	(294)	(1,808)
Cash and cash equivalents at beginning of period	3,063	902	862	4,827
Cash and cash equivalents at end of period	$687	$1,764	$568	$3,019

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

Part III

Item 10.                   Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding MRG’s board of directors and the board of advisors of Morton’s Holdings, LLC. In addition, the table sets forth information regarding MRG’s executive officers and certain of our other senior officers.

Name	Age	Position
Allen J. Bernstein	59	Chairman, President, Chief Executive Officer and Director; member of MHLLC’s board of advisors
Thomas J. Baldwin	49	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director; member of MHLLC’s board of advisors
Roger J. Drake	44	Vice President of Communications
Allan C. Schreiber	64	Senior Vice President of Development
John T. Bettin	49	President-Morton’s of Chicago, Inc.
Klaus W. Fritsch	62	Vice Chairman and Co-Founder-Morton’s of Chicago, Inc.
John K. Castle	64	Member of MHLLC’s board of advisors
Lee M. Cohn	57	Member of MHLLC’s board of advisors
Dr. John J. Connolly	65	Member of MHLLC’s board of advisors
Laurence E. Paul	40	Member of MHLLC’s board of advisors
Stephen E. Paul	37	Member of MHLLC’s board of advisors
David B. Pittaway	53	Member of MHLLC’s board of advisors
Dianne H. Russell	61	Member of MHLLC’s board of advisors
Alan A. Teran	59	Member of MHLLC’s board of advisors
Justin B. Wender	35	Member of MHLLC’s board of advisors

Allen J. Bernstein is the Chairman, President, Chief Executive Officer and a director of MRG. Mr. Bernstein has been MRG’s Chairman since February 2003. He previously was a director of MRG from December 1988 to July 2002, serving as Chairman from October 1994 through July 2002. He has been MRG’s President since September 1997 and previously was President from December 1988 through October 1994. Mr. Bernstein has been a member of MHLLC’s board of advisors since February 2003. Mr. Bernstein has been MRG’s Chief Executive Officer since December 1988. Mr. Bernstein has worked in various aspects of the restaurant industry since 1970. Mr. Bernstein is also a director of CB Holding Corp. and Dave & Busters, Inc. and a director of Wilshire Restaurant Group, Inc. and BKH Acquisition Corp., which are affiliates of Castle Harlan, Inc.

Thomas J. Baldwin is the Executive Vice President, Chief Financial Officer, Secretary and Treasurer and a director of MRG. Mr. Baldwin has been a director of MRG since February 2003 and previously was a director from November 1998 through July 2002. He has been MRG’s Executive Vice President since January 1997. He previously served as MRG’s Senior Vice President, Finance since June 1992, and Vice President, Finance since December 1988. In addition, Mr. Baldwin has been MRG’s Chief Financial Officer and Treasurer since December 1988. In October 2002, Mr. Baldwin also became secretary after serving as assistant secretary since 1988. Mr. Baldwin has been a member of MHLLC’s board of advisors since February 2003. His previous experience includes seven years at General Foods Corp., now part of Kraft Foods where he worked in various financial management and accounting positions and two years at Citicorp where he served as Vice President responsible for strategic planning and financial analysis at a major corporate banking division. Mr. Baldwin is a member of the Board of Directors of the March of Dimes Connecticut Division. Mr. Baldwin is a licensed certified public accountant in the State of New York.

Roger J. Drake has been MRG’s Vice President of Communications since May 1999 and Director of Communications since February 1994. Mr. Drake previously owned and operated Drake Productions, a video and marketing communications company, from April 1987 to December 1993. Prior to that, Mr. Drake served as senior producer, editor and copywriter at Major League Baseball Productions, from May 1981 to June 1986.

Allan C. Schreiber has been MRG’s Senior Vice President of Development since January 1999, Vice President of Real Estate since January 1996 and Director of Real Estate since November 1995. Mr. Schreiber had been a Senior Managing Director at The Galbreath Company since 1991. Prior to joining Galbreath, he served as an Executive Vice President of National Westminster Bank USA from 1982 to 1991. Previously, Mr. Schreiber had been a Vice President and Division Executive of the Chase Manhattan Bank.

John T. Bettin has been President of Morton’s of Chicago, Inc., MRG’s indirect wholly-owned subsidiary, since July 1998. Prior to joining us, Mr. Bettin had been Executive Vice President of Capital Restaurant Concepts, Ltd. since April 1994. Previously, Mr. Bettin worked for Gilbert Robinson, Inc. where he served in various positions including Corporate Executive Chef, Vice President Operations and Senior Vice President Concept Development since 1975.

Klaus W. Fritsch has been Vice Chairman of Morton’s of Chicago, Inc., MRG’s indirect wholly-owned subsidiary, since May 1992. Mr. Fritsch has been with Morton’s of Chicago, Inc. since its inception in 1978, when he co-founded Morton’s. After Mr. Arnold Morton ceased active involvement in 1987, Mr. Fritsch assumed all operating responsibilities as President, in which capacity he served until May 1992.

John K. Castle has been a member of MHLLC’s board of advisors since October 2002 and was a director of MRG from December 1988 through July 2002. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan, Inc. Immediately prior to forming Castle Harlan, Inc. in 1986, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation’s leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Adobe Air Holdings, Inc., Advanced Accessory Systems, LLC, Horizon Lines, LLC, Wilshire Restaurant Group, Inc., and various private equity companies. Mr. Castle has also been elected to serve as a Life Member of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelors degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and has two Honorary Doctorate Degrees of Humane Letters.

Lee M. Cohn has been a member of MHLLC’s board of advisors since February 2003. He previously served as a director of MRG from August 1997 through July 2002. Mr. Cohn co-founded and has been the Chief Executive Officer of Big 4 Restaurants, Inc., located in Scottsdale, Arizona, since 1973. Mr. Cohn has served on the boards of Valley Big Brothers and the Phoenix Ballet Company and is an active member of The Phoenix Thunderbirds, The Fiesta Bowl Committee and the Young Presidents Organization. Mr. Cohn is a director of McCormick and Schmick Holdings LLC and Wilshire Restaurant Group, Inc., which are affiliates of Castle Harlan, Inc.

Dr. John J. Connolly has been a member of MHLLC’s board of advisors since February 2003. Dr. Connolly previously served as a director of MRG from October 1994 through July 2002. He has been the President and Chief Executive Officer of Castle Connolly Medical Ltd. since 1992. He previously served as President and Chief Executive Officer of New York Medical College for over ten years. He serves on the President’s Advisory Council of the United Hospital Fund, as a member of the Board of

Advisors of the Whitehead Institute and as a director of the New York Business Group on Health. He also has served as Chairman of the Board of Trustees of St. Francis Hospital in Poughkeepsie and was the first Chairman of the Dutchess County Industrial Development Agency. He is a fellow of the New York Academy of Medicine and is a founder and past Chairman of the American Lyme Disease Foundation. Dr. Connolly serves as a Trustee Emeritus and past Chairman of the Board of the Culinary Institute of America. Dr. Connolly also presently serves as a director of Dearborn Risk Management, Health Enhancement Inc. and Publishing Works, Ltd.

Laurence E. Paul has been a member of MHLLC’s board of advisors since October 2002. Dr. Paul is a Managing Principal of Laurel Crown Capital, LLC, a private investment company. Dr. Paul was a Vice President of The Louis Berkman Company from May 2001 through September 2002. Formerly, Dr. Paul was a Managing Director at Donaldson, Lufkin & Jenrette, Inc. and then CS First Boston after Credit Suisse Group’s purchase of Donaldson, Lufkin & Jenrette, Inc. He served at Donaldson, Lufkin & Jenrette, Inc. and its successor from 1994 through 2001. He is a director of Biovail Corporation and Ampco-Pittsburgh Corporation. In addition Dr. Paul serves on the boards of Harvard Medical School, the Biomedical Services division of the American Red Cross and the Los Angeles Chapter of the American Red Cross. Laurence E. Paul and Stephen E. Paul are brothers.

Stephen E. Paul has been a member of MHLLC’s board of advisors since October 2002. Mr. Paul is a Managing Principal of Laurel Crown Capital, LLC, a private investment company. Mr. Paul was a Vice President of The Louis Berkman Company from May 2001 through September 2002. Formerly, Mr. Paul was a Vice President of Business Development of eToys, Inc. since May 1998, and before that, an Associate at Donaldson, Lufkin & Jenrette, Inc., where he was employed from August 1995 to May 1998. Mr. Paul is a board member of Ampco-Pittsburgh Corporation and a trustee of The Loomis Chaffee School. Laurence E. Paul and Stephen E. Paul are brothers.

David B. Pittaway has been a member of MHLLC’s board of advisors since October 2002 and was a director of MRG from December 1988 through July 2002. Mr. Pittaway is currently the Senior Managing Director, Senior Vice President and Secretary of Castle Harlan, Inc. He has been with Castle Harlan, Inc. since 1987. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986. From 1987 to 1998 he was Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, where he is now a director and Vice Chairman. Prior thereto, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson, Lufkin & Jenrette, Inc. Mr. Pittaway is also a director of Dave & Busters, Inc., Equipment Support Services, Inc., BKH Acquisition Corp., Wilshire Restaurant Group, Inc., McCormick and Schmick Holdings LLC and The Dystrophic Epidermolysis Bullosa Research Association of America, Inc. Mr. Pittaway is a graduate of the University of Kansas (B.A. with Highest Distinction), and has both an M.B.A. with High Distinction (Baker Scholar) and a Juris Doctor degree from Harvard University.

Dianne H. Russell has been a member of MHLLC’s board of advisors since February 2003. She previously served as a director of MRG from May 1993 through July 2002. Ms. Russell is a Senior Vice President and Regional Managing Director of the Technology and Life Sciences Division of Comerica Bank (formerly Imperial Bank) in Boston, heading the Northeast Region. Formerly, Ms. Russell was President of Hyde Boston Capital, a financial consulting company, since January 1992, and before that, a Senior Vice President and Department Executive at BankBoston, N.A., a national bank, where she was employed from 1975 to 1991. Ms. Russell is the chair of the Financial Advisory Board of the Commonwealth of Massachusetts.

Alan A. Teran has been a member of MHLLC’s board of advisors since February 2003. He previously served as a director of MRG from May 1993 through July 2002. Mr. Teran was the President of Cork ‘N Cleaver Restaurants from 1975 to 1981. Since 1981, Mr. Teran has been a principal in private restaurant businesses. Mr. Teran is currently a director of Good Times, Inc., and previously served on the board of Boulder Valley Bank and Trust.

Justin B. Wender has been a member of MHLLC’s board of advisors since April 2002. Mr. Wender is also a Senior Managing Director and the Chief Investment Officer of Castle Harlan, Inc. Prior to joining Castle Harlan, Inc. in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of BKH Acquisition Corp, McCormick & Schmick Management Group and Ames True Temper. In addition, he is a Trustee of Carleton College and Chair of the International Center for the Disabled. Mr. Wender is a Cum Laude graduate of Carleton College and earned an MBA from the Wharton School at the University of Pennsylvania.

Audit Committee Financial Expert

The Company’s securities are not listed on any national securities exchange and the Company is not required to have an audit committee. The audit committee of MHLLC effectively functions as the audit committee of the Company. The board of advisors of MHLLC has determined that two members of its audit committee, David B. Pittaway and Laurence E. Paul, qualify as audit committee financial experts, but has not determined that Messrs. Pittaway and Paul are “independent” as defined in the listing standards of the New York Stock Exchange.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted its code of ethics on its website (www.mortons.com). The Company intends to post any amendments to or any waivers from a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on its website.

Item 11.                   Executive Compensation

The following table sets forth information regarding compensation for the last three fiscal years (ended January 2, 2005, January 4, 2004 and December 29, 2002, respectively) awarded to, earned by or paid to our Chief Executive Officer and the other four most highly compensated executive officers at the end of fiscal 2004:

				Long-Term Compensation(2)
	Annual Compensation(1)			Restricted	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Compensation ($)
Allen J. Bernstein	2004	$724,000	$422,000	—	$45,686	(3)(4)
Chairman of the Board, President	2003	$703,040	$239,000	$7,986	$45,561	(5)(6)
and Chief Executive Officer	2002	$676,000	—	—	$41,686	(7)(8)
Thomas J. Baldwin	2004	$285,000	$177,000	—	$5,425	(3)(4)
Executive Vice President, Chief	2003	$276,640	$100,000	$2,852	$5,300	(5)(6)
Financial Officer, Secretary and	2002	$266,000	—	—	$300	(7)
Treasurer
Allan C. Schreiber	2004	$201,000	$80,000	—	$5,425	(3)(4)
Senior Vice President of	2003	$195,520	$50,000	$150	$5,300	(5)(6)
Development	2002	$188,000	—	—	$1,565	(7)(8)
Klaus W. Fritsch	2004	$188,000	$106,000	—	$3,059	(3)(4)
Vice Chairman and Co-Founder of	2003	$182,000	$60,000	$500	$2,575	(5)(6)
Morton’s of Chicago, Inc.	2002	$175,000	—	—	$314	(8)
John T. Bettin	2004	$268,000	$133,000	—	$5,312	(3)(4)
President of Morton’s of	2003	$260,000	$75,000	$1,711	$5,377	(5)(6)
Chicago, Inc.	2002	$250,000	—	—	$580	(8)

(1)          Includes cash bonuses paid in the referenced fiscal year with respect to services rendered in the prior fiscal year. Excludes cash bonuses paid in the following fiscal year with respect to services rendered in the referenced fiscal year. No cash bonuses were paid in fiscal 2002 with respect to services rendered in fiscal 2001. Cash bonuses totaling $1,025,000 for these officers were paid in fiscal 2005 with respect to services rendered in fiscal 2004.

(2)          Represents the dollar value of common units of MHLLC, which were granted, subject to vesting, in August 2003 to Allen J. Bernstein (798,627 common units), Thomas J. Baldwin (285,224 common units), Allan C. Schreiber (15,000 common units), Klaus W. Fritsch (50,000 common units) and John T. Bettin (171,131 common units). The number and value of the aggregate restricted common units held by each of the executive officers at the end of fiscal 2003 is the same as set forth in the table and in the immediately preceding sentence. See “—Employee Subscription Agreements.”

(3)          Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Klaus W. Fritsch ($822) and John T. Bettin ($187).

(4)          Includes employer contributions made by us pursuant to the Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan (the “Morton’s Plan”), which is a retirement plan intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of Allen J. Bernstein ($5,125), Thomas J. Baldwin ($5,125), Allan C. Schreiber ($5,125), Klaus W. Fritsch ($2,237) and John T. Bettin ($5,125).

(5)          Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Klaus W. Fritsch ($1,044) and John T. Bettin ($377).

(6)          Includes employer contributions made by us pursuant to the Morton’s Plan for the benefit of Allen J. Bernstein ($5,000), Thomas J. Baldwin ($5,000), Allan C. Schreiber ($5,000), Klaus W. Fritsch ($1,531) and John T. Bettin ($5,000).

(7)          Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), and Allan C. Schreiber ($300).

(8)          Includes employer contributions made by us pursuant to the Morton’s Plan for the benefit of Allen J. Bernstein ($1,125), Allan C. Schreiber ($1,265), Klaus W. Fritsch ($314) and John T. Bettin ($580).

Compensation of Directors

MRG directors do not receive director’s fees. Members of the board of advisors of MHLLC other than Messrs. Baldwin, Bernstein, Castle, L. Paul, S. Paul, Pittaway and Wender are entitled to receive director’s fees at the rate of $15,000 per year. All members of MRG’s board of directors and of MHLLC’s board of advisors are reimbursed for actual expenses incurred in connection with attendance at meetings of the board and of committees of the board.

Compensation Committee Interlocks and Insider Participation

Other than Messrs. Bernstein and Baldwin, who are executive officers and members of MRG’s board of directors and MHLLC’s board of advisors, there are no compensation committee interlocks (i.e., no executive officer of ours or of MHLLC serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors or MHLLC’s board of advisors).

Employment Agreements

General

We have employment agreements with Messrs. Bernstein and Baldwin. Mr. Bernstein’s employment agreement extends until December 31, 2007, but beginning on January 1, 2005, the employment term under his employment agreement will continue such that at any date, three years always remain on the term, unless his employment agreement is terminated at any time as discussed below. Mr. Baldwin’s employment agreement extends until December 31, 2005, but beginning on January 1, 2004, the employment term under his employment agreement continues such that at any date, two years always remain on the term, unless his employment agreement is terminated at any time as discussed below. As of the date of this Form 10-K, Mr. Bernstein’s annual base salary is $753,000 and Mr. Baldwin’s is $297,000. Their agreements provide for their annual base salaries to be increased each year to reflect the rate of increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers. Mr. Bernstein is eligible for an annual bonus based on our profitability targets. If we attain between 50% and 150% of the applicable target, the bonus amount for Mr. Bernstein will be 1.2% of his base salary for every 1% of the target achieved between 50% and 150%. If we attain 150% or more of the target, the bonus will be 120% of Mr. Bernstein’s base salary. Mr. Baldwin may receive annual bonuses at our discretion. Both Messrs. Bernstein and Baldwin are eligible to participate in our benefit programs that are in effect for executive personnel. We also pay the membership dues for Mr. Bernstein’s membership in a professional organization and the reasonable expenses incurred by Mr. Bernstein to attend the meetings and conferences of such organization. Mr. Bernstein is provided with an automobile and driver at our expense and Mr. Baldwin is provided with an automobile allowance.

Termination Provisions

If Mr. Bernstein’s employment is terminated by us other than for “cause” related reasons (as described in his employment agreement) or by Mr. Bernstein with “good reason” related reasons (as described in his employment agreement), Mr. Bernstein would be entitled to payments of base salary (x) if prior to January 1, 2005, for the number of months from the date of termination until December 31, 2007 or (y) if on or after January 1, 2005, for a period of 36 months after termination of employment. Upon such a termination, for the same period of time, Mr. Bernstein also would continue to receive reimbursements for the costs and expenses associated with his automobile and driver and membership fees for the professional organization.

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

If Mr. Baldwin’s employment is terminated by us other than for “cause” related reasons (as described in his employment agreement) or by Mr. Baldwin with “good reason” related reasons (as described in his employment agreement), we would be required to pay to Mr. Baldwin a lump sum of (x) if prior to January 1, 2004, his base salary for the number of months from the date of termination until December 31, 2005 or (y) if on or after January 1, 2004, $692,664. Mr. Baldwin would be required to seek alternative employment. After Mr. Baldwin obtains alternative employment, Mr. Baldwin would be required to repay us $7,392 multiplied by the difference between (x) if prior to January 1, 2004, (i) the number of months until December 31, 2005 and (ii) the number of months between the date of termination and the date his alternative employment begins or (y) if on or after January 1, 2004, (i) 24 months and (ii) the number of months between the date of termination and the date his alternative employment begins.

Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of MHLLC pursuant to Employee Subscription Agreements. The form of the Employee Subscription Agreement was adopted on August 27, 2003. These common units are subject to vesting. Fifty percent of the granted common units will vest upon certain dates if the employee is employed as of such date.

For selected employees employed as of July 25, 2002 in “qualified positions” (as determined by MHLLC’s board of advisors), the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
July 25, 2005	40%
July 25, 2006	70%
July 25, 2007	100%

For selected employees not employed as of July 25, 2002 in “qualified positions,” the dates and vesting percentages for the common units based on time-vesting will be as follows:

Date	Percentage
Third anniversary of date of grant	40%
Fourth anniversary of date of grant	70%
Fifth anniversary of date of grant	100%

In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, CHP III achieves an internal rate of return of at least 30% and the employee is employed as of such date.

Upon a termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement. Stock-based employee compensation expense related to this plan will be charged to MRG based on the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of operations and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective the first interim or annual reporting period that begins after June 15, 2005. As the Company already charges stock-based employee compensation expense related to units issued pursuant to employee subscription agreements based on the fair value of such units, the adoption of this statement will not have any effect on the Company’s consolidated financial statements.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management

MRG is an indirect wholly-owned subsidiary of MHLLC. As of January 2, 2005, MHLLC’s outstanding capitalization consisted of 9,801,615 common units (not including unvested common units granted, subject to vesting, to certain executives and other employees) and 97,875.10 preferred units. The following table sets forth information with respect to the beneficial ownership of MHLLC’s units as of January 2, 2005 by:

•       each person who is known by us to beneficially own 5% or more of the outstanding units;

•       each member of MRG’s board of directors and of MHLLC’s board of advisors;

•       each of our executive officers named in the Summary Compensation Table; and

•       all members of MHLLC’s board of advisors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To our knowledge, each of the holders of units listed below has sole voting and investment power as to the units owned unless otherwise noted.

Name and Address of Beneficial Owner	Number of Common Units	Percentage of Total Common Units (%)	Number of Preferred Units	Percentage of Total Preferred Units (%)
Castle Harlan Partners III, L.P.(1)(2)	7,355,981	75.05	73,559.81	75.20
Laurel Crown Capital, LLC: Series One—LC/Morton’s(3)	1,998,002	20.38	19,980.02	20.41
Allen J. Bernstein(4)	392,711	4.01	3,786.07	3.87
Thomas J. Baldwin(4)	31,419	*	314.19	*
Allan C. Schreiber(4)	—	*	—	*
Klaus W. Fritsch(4)	11,888	*	118.88	*
John T. Bettin(4)	—	*	—	*
John K. Castle(1)(5)	7,355,981	75.05	73,559.81	75.20
Lee M. Cohn(4)	—	*	—	*
Dr. John J. Connolly(4)	—	*	—	*
Laurence E. Paul(3)	—	*	—	*
Stephen E. Paul(3)	—	*	—	*
David B. Pittaway(1)	5,319	*	53.19	*
Dianne H. Russell(4)	—	*	—	*
Alan A. Teran(4)	—	*	—	*
Justin B. Wender(1)	—	*	—	*
All advisors and executive officers as a group (15 persons, including those listed above)(5)	7,797,318	79.55	77,832.14	79.52

*                    Represents less than 1%.

(1)          The address for Castle Harlan Partners III, L.P. and for each of such members of MHLLC’s board of advisors is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.

(2)          Includes 329,173 common units and 3,291.73 preferred units held by related entities, all of which may be deemed to be beneficially owned by Castle Harlan Partners III, L.P. Castle Harlan Partners III, L.P. disclaims beneficial ownership of these units.

(3)          The address for Laurel Crown Capital, LLC: Series One—LC/Morton’s (“Laurel Crown”) and each of such members of MHLLC’s board of advisors is 1620 26th Street, South Tower, Suite 300, Santa Monica, California 90404.

(4)          The address for each of our officers and each of such members of MHLLC’s board of advisors is c/o Morton’s Restaurant Group, Inc., 3333 New Hyde Park Road, Suite 210, New Hyde Park, New York 11042.

(5)          John K. Castle, a member of MHLLC’s board of advisors, is the controlling stockholder of Castle Harlan Partners III, G.P., Inc., the general partner of the general partner of Castle Harlan Partners III, L.P., and as such may be deemed to be a beneficial owner of the units owned by Castle Harlan Partners III, L.P. and its affiliates. Mr. Castle disclaims beneficial ownership of such units in excess of his proportionate partnership share of Castle Harlan Partners III, L.P. and its affiliates.

Item 13.                   Certain Relationships and Related Transactions

Management Agreement

On July 25, 2002, at the closing of our acquisition by CHP III and certain other investors, Morton’s Holdings, LLC entered into a management agreement with Castle Harlan, Inc., which was amended as of July 7, 2003. Pursuant to the management agreement, Castle Harlan, Inc. agreed to provide business and organizational strategy, financial and investment management, advisory and merchant and investment banking services to MHLLC and its subsidiaries upon the terms and conditions set forth in the management agreement. As compensation for those services, MHLLC agreed to pay Castle Harlan, Inc. fees equal to $2.8 million per year, which fees may be increased pursuant to the terms of the management agreement to an amount not exceeding $3.5 million in any year, plus out of pocket expenses. These fees and expenses are paid by MRG and may be paid to the extent permitted by the indenture. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. These obligations under the management agreement are subordinated to all obligations of MRG under the indenture and our working capital facility. The agreement is for an initial term expiring December 31, 2007, renewable automatically from year to year thereafter unless one of the parties gives notice of its desire to terminate within 90 days before the expiration of the initial term or any subsequent one-year renewal thereof, except that MHLLC may terminate only after CHP III and its affiliates cease to own a specified percentage of MHLLC’s common units. MHLLC has agreed to indemnify Castle Harlan, Inc. against losses, claims, damages, liabilities, costs and expenses relating to its performance of its duties under the management agreement, other than such of the foregoing resulting from Castle Harlan, Inc.’s gross negligence or willful misconduct. In October 2002, Castle Harlan, Inc., Laurel Crown and MHLLC entered into a letter agreement, pursuant to which Castle Harlan, Inc. agreed to provide a portion of the annual fee to Laurel Crown in exchange for Laurel Crown’s assistance in providing the services to MHLLC under the management agreement. MHLLC has agreed to indemnify Laurel Crown against losses, claims, damages, liabilities, costs and expenses relating to its performance of its duties, other than such of the foregoing resulting from Laurel Crown’s gross negligence or willful misconduct.

Certain Equity Arrangements

Employee Subscription Agreements.   Certain members of our executive management team own and/or have been granted, subject to vesting, common units of MHLLC.

Advisor Designation Rights.   MHLLC’s operating agreement, as amended, establishes an advisory board to manage MHLLC’s business. Pursuant to the operating agreement, Laurel Crown is permitted to appoint two advisors to MHLLC’s board of advisors and CHP III is permitted to appoint three advisors, in each case so long as certain conditions are met. In addition, CHP III may increase the number of advisors that it appoints so long as it continues to own a specified percentage of the total issued and outstanding common units of MHLLC.

Other

Our Acquisition.   On March 26, 2002, in connection with our acquisition by CHP III and certain other investors, we entered into a merger agreement with MHLLC and a wholly-owned subsidiary of MHLLC, both of which were formed by CHP III to effect the merger. In general, pursuant to the merger agreement, as amended, each issued and outstanding share of MRG common stock immediately prior to the merger was converted into the right to receive a cash payment of $17.00 per share, except that shares of MRG common stock held by us (including treasury shares) or MHLLC (including shares transferred to MHLLC by certain of our executives in exchange for an ownership interest in MHLLC) were canceled without any payment therefor. Each outstanding option to purchase shares of MRG common stock was canceled at the effective time of the merger, and each option holder (including our executives) became entitled to receive a cash payment, without interest, equal to the difference between $17.00 and the exercise price of the option, multiplied by the number of shares subject to the option. Options with an exercise price equal to or greater than $17.00 per share, however, were canceled at the effective time of the merger without any payment or other consideration. On July 25, 2002, the merger was consummated and we became a wholly-owned subsidiary of MHLLC.

Our Prior Credit Facility.   On October 21, 1996, Fleet, which was previously the sole provider of our prior credit facility, syndicated a portion of our prior credit facility to Comerica Bank (formerly Imperial Bank). Dianne H. Russell is a senior officer of Comerica Bank as well as a member of the board of advisors of MHLLC. Fleet also had syndicated portions of our prior credit facility to First Union National Bank (formerly First Union Corporation), JPMorganChase Bank and LaSalle Bank National Association. We used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility.

Payment of Parent Expenses.   Expenses of MHLLC, including management fees, director’s fees, taxes and legal and other expenses are paid by MRG. See “Executive Compensation—Compensation of Directors” and “—Management Agreement” for a discussion of management fees and director’s fees payable by MHLLC.

Item 14.                   Principal Accountant Fees and Services

The Board of Directors appointed the firm of KPMG LLP, independent public accountants (“KPMG”), to audit the books, records and accounts of MRG and its subsidiaries for the fiscal year ended January 2, 2005.

The Audit Committee of MHLLC (the “Audit Committee”) approves in advance all services rendered by KPMG to MRG and its subsidiaries and approves all fees paid to KPMG. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by KPMG. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by KPMG during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of KPMG.

For the fiscal years ended January 2, 2005 and January 4, 2004, KPMG was paid the following fees for services provided to MRG and its subsidiaries:

	Fiscal 2004	Fiscal 2003
Audit Fees(1)	$270,625	$291,808
Audit-Related Fees	—	—
Tax Fees(2)	—	5,500
All Other Fees(3)	109,493	210,500

(1)          Includes fees for professional services performed by KPMG for the audit of the annual financial statements for MRG and its subsidiaries and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)          For fiscal 2003, tax fees consist of fees related to the preparation of the tax returns for the Company’s employee benefit plans.

(3)          For fiscal 2004 and fiscal 2003, all other fees consist principally of fees for the examination of the offering circular and registration statement on Form S-4 in connection with the Company’s 7.5% senior secured notes offering.

Part IV

Item 15.                   Exhibits and Financial Statement Schedules

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

(3)         Exhibits

See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company’s reasonable expenses in furnishing any such exhibit.

(b)          Reference is made to Item 15(a)(3) above.

(c)           Reference is made to Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC.
(Registrant)
Date	March 31, 2005	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Date	March 31, 2005	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 31, 2005	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)
Date	March 31, 2005	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of March 26, 2002, by and among Morton’s Holding’s, Inc., Morton’s Acquisition Company and Morton’s Restaurant Group, Inc. (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K, dated March 26, 2002, and incorporated by reference)

2.1(a)	Amendment No. 1 to Merger Agreement, dated June 15, 2002 (included as an appendix to Morton’s Restaurant Group, Inc.’s Schedule 14A, dated June 18, 2002, and incorporated by reference)
2.1(b)	Amendment No. 2 to Merger Agreement, dated June 28, 2002 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Schedule 13E-3/A, filed on July 12, 2002, and incorporated by reference)
2.1(c)	Amendment No. 3 to Merger Agreement, dated July 9, 2002 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Schedule 13E-3/A, filed on July 12, 2002, and incorporated by reference)
2.1(d)	Amendment No. 4 to Merger Agreement, dated July 15, 2002 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Schedule 13E-3/A, filed on July 17, 2002, and incorporated by reference)
3.1

Amended and Restated Certificate of Incorporation of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

3.2

Amended and Restated By-Laws of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.1

Indenture, dated as of July 7, 2003, between Morton’s Restaurant Group, Inc., as Issuer, the subsidiaries of Morton’s Restaurant Group, Inc. party thereto, as Guarantors, and The Bank of New York, as Trustee (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.2

Form of 7½% Senior Secured Notes due 2010 (included in Exhibit 4.1 to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.3

Registration Rights Agreement, dated July 7, 2003, between Morton’s Restaurant Group, Inc., the subsidiaries of Morton’s Restaurant Group, Inc. party thereto and Jefferies & Company, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.4	Form of Guarantee (included in Exhibit 4.1 to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.5

Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton’s Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2004 (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.6

Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton’s Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2005 (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.1+

Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)

10.2

Commercial Lease, between American National Investor Services, Inc. and Morton’s of Chicago, Inc., dated October 15, 1992, relating to the executive offices located at 350 West Hubbard Street, Chicago, Illinois (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference)

10.3

Commercial Lease, between X-Cell Realty Associates and Morton’s Restaurant Group, Inc., dated January 18, 1994, relating to the executive offices located at 3333 New Hyde Park Road, Suite 210, New Hyde Park, New York 11042 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference)

10.4

Loan and Security Agreement, dated July 7, 2003, between Morton’s Restaurant Group, Inc. and Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.4(a)

Extension Letter, dated as of July 11, 2003, between Wells Fargo Foothill, Inc. and Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.5

Security Agreement, dated July 7, 2003, by Morton’s Restaurant Group, Inc. and the subsidiaries of Morton’s Restaurant Group, Inc. party thereto in favor of the Bank of New York (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.6

Pledge Agreement, dated July 7, 2003, between Morton’s Restaurant Group, Inc., the subsidiaries of Morton’s Restaurant Group, Inc. party thereto and the Bank of New York (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.7

Trademark Security Agreement, dated July 7, 2003, by Morton’s of Chicago, Inc. in favor of the Bank of New York (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.8

Trademark Security Agreement, dated July 7, 2003, by Bertolini’s Restaurants, Inc. in favor of the Bank of New York (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.9

Security Agreement, dated July 7, 2003, by the subsidiaries of Morton’s Restaurant Group, Inc. party thereto in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.10

Guarantee, dated July 7, 2003, by the subsidiaries of Morton’s Restaurant Group, Inc. party thereto in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.11

Stock Pledge Agreement, dated July 7, 2003, between Morton’s Restaurant Group, Inc., the subsidiaries of Morton’s Restaurant Group, Inc. party thereto and Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.12

Trademark Security Agreement, dated July 7, 2003, by Morton’s of Chicago, Inc. in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.13

Trademark Security Agreement, dated July 7, 2003, by Bertolini’s Restaurants, Inc. in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.14

Intercompany Subordination Agreement, dated July 7, 2003, between Morton’s Restaurant Group, Inc. and the subsidiaries of Morton’s Restaurant Group, Inc. party thereto in favor of Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.15

Intercreditor and Lien Subordination Agreement, dated July 7, 2003, among the Bank of New York and Wells Fargo Foothill, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.16

Promissory Note, dated March 4, 1997, between CNL Financial I, Inc., as Lender, and Morton’s of Chicago, Inc. (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended December 29, 1996, and incorporated by reference)

10.17+

Third Amended and Restated Employment Agreement, dated January 1, 2003, between Morton’s Restaurant Group, Inc. and Allen J. Bernstein (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.18+

Amended and Restated Employment Agreement, dated January 1, 2003, between Morton’s Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.19

Merrill Lynch Pledged Account Control Agreement, dated as of September 12, 2003, by and among Morton’s Restaurant Group, Inc., Wells Fargo Foothill, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.20

Irrevocable Assignment, dated as of September 10, 2003, by and among Morton’s Restaurant Group, Inc., Wells Fargo Foothill, Inc. and Paymentech, LP (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.21

Assignment of Credit Card Receivables, dated as of September 10, 2003, made by Morton’s Restaurant Group, Inc. in favor of Wells Fargo Foothill, Inc. and sent to American Express Travel Related Services Company, Inc. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.22

Account Control Agreement, dated as of September 10, 2003, by and among Morton’s Restaurant Group, Inc., Wells Fargo Foothill, Inc. and Citibank, N.A. (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.23

Pledged Deposit Account Agreement, dated as of September 10, 2003, by and among Morton’s Restaurant Group, Inc., Wells Fargo Foothill, Inc. and LaSalle Bank National Association (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

10.24+

Form of Indemnification Agreement for directors and executive officers (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 4, 2004, and incorporated by reference)

10.25

Settlement Agreement and General Release by and between Morton’s Restaurant Group, Inc. and St. Paul Fire and Marine Insurance Company (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K date December 23, 2004, and incorporated by reference)

21.1*	List of Subsidiaries of Morton’s Restaurant Group, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

+                Management contracts or compensatory plans or arrangements.