Form 10-Q
period 2005-03-31
MORTONS RESTAURANT GROUP INC
filed 2005-05-17
CIK 883981

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 3, 2005

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

As of May 17, 2005, the registrant had 1,000 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.  Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	April 3, 2005	January 2, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,329	$10,179
Restricted cash	417	548
Marketable securities	4,126	4,112
Accounts receivable	5,170	4,346
Inventories	9,296	9,302
Prepaid expenses and other current assets	6,479	6,600
Deferred income taxes	3,623	5,237

Total current assets	38,440	40,324

Property and equipment, at cost:
Furniture, fixtures and equipment	18,467	16,499
Buildings and leasehold improvements	51,692	45,139
Land	8,474	8,474
Construction in progress	271	5,234
	78,904	75,346
Less accumulated depreciation and amortization	15,512	13,859
Net property and equipment	63,392	61,487

Intangible asset	92,000	92,000
Goodwill	61,545	61,789
Other assets and deferred expenses, net	8,682	8,836
	$264,059	$264,436

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	April 3, 2005	January 2, 2005
	(unaudited)
Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$6,042	$6,390
Accrued expenses	29,930	30,902
Current portion of obligations to financial institutions	134	521
Accrued income taxes	297	379

Total current liabilities	36,403	38,192

7.5% senior secured notes, net of unamortized discount of $12,822 and $13,283 at April 3, 2005 and January 2, 2005	92,178	91,717
Obligations to financial institutions, less current maturities	3,553	6,636
Deferred income taxes	23,004	23,004
Other liabilities	9,446	7,546

Total liabilities	164,584	167,095

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at April 3, 2005 and January 2, 2005	—	—
Additional paid-in capital	97,077	97,077
Accumulated other comprehensive income	169	189
Retained earnings	2,229	75

Total stockholder’s equity	99,475	97,341

	$264,059	$264,436

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(amounts in thousands)

	Three month periods ended
	April 3, 2005	April 4, 2004
	(unaudited)

Revenues	$77,191	$72,981

Food and beverage costs	25,855	24,472
Restaurant operating expenses	34,776	32,598
Pre-opening costs, depreciation, amortization and non-cash charges	2,724	1,634
General and administrative expenses	5,199	4,886
Marketing and promotional expenses	1,423	2,629
Costs associated with the repayment of certain debt	174	264
Gain on sale of investment	(648)	—
Interest expense, net	2,681	3,071
Management fee paid to related party	700	700

Income before income taxes	4,307	2,727

Income tax expense	2,153	818

Net income	$2,154	$1,909

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	April 3, 2005	April 4, 2004
	(unaudited)

Cash flows from operating activities:
Net income	$2,154	$1,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	2,609	2,729
Deferred income taxes	1,858	864
Change in assets and liabilities:
Accounts receivable	(826)	(982)
Inventories	2	96
Prepaid expenses and other assets	(5)	467
Accounts payable, accrued expenses and other liabilities	350	(1,059)
Accrued income taxes	(84)	(163)
Net cash provided by operating activities	6,058	3,861

Cash flows from investing activities:
Purchases of property and equipment	(3,547)	(1,011)
Increase in marketable securities	(14)	—
Net cash used in investing activities	(3,561)	(1,011)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	(3,470)	(5,415)
Payment of deferred financing costs	—	(468)
Decrease (increase) in restricted cash	131	(73)
Net cash used in financing activities	(3,339)	(5,956)

Effect of exchange rate changes on cash	(8)	(7)

Net decrease in cash and cash equivalents	(850)	(3,113)

Cash and cash equivalents at beginning of period	10,179	17,997

Cash and cash equivalents at end of period	$9,329	$14,884

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

April 3, 2005 and April 4, 2004

1)                                     Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

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

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and is a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of MRG on June 4, 2004. MHCI is a wholly owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed April 4, 2004.

2)                                     Recent Events

During March 2005, the Company received proceeds of approximately $658,000 from the sale of stock in Charlie Brown’s Acquisition Corp., an affiliate of Castle Harlan, Inc., and recorded a gain on the sale of its investment of approximately $648,000 in the consolidated statement of income for the three month period ended April 3, 2005.

3)                                     Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company paid cash interest, net of amounts capitalized, of approximately $97,000 and $495,000, and income taxes, net of refunds, of approximately $378,000 and $120,000, for the three month periods ended April 3, 2005 and April 4, 2004, respectively.

4)                                     Restricted Cash

Restricted cash of $417,000 and $548,000 as of April 3, 2005 and January 2, 2005, respectively, represents cash collateral relating to an interest rate swap agreement with Bank of America, formerly Fleet National Bank (“B of A”). See Note 6.

5)                                     Intangible Asset and Goodwill

The identifiable intangible asset acquired represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization, but is subject to impairment testing. The trade name is used in the advertising and marketing of the restaurants and is widely recognized and accepted by consumers in its respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of costs over fair value of assets of the business acquired. During the first quarter of fiscal 2005, goodwill was reduced by $244,000 which represents an adjustment in purchase accounting as a result of a revision to a deferred tax asset valuation allowance assumed at the time of purchase.

6)                                     Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  As of April 3, 2005, the Company’s derivative financial instrument consists of one interest rate swap agreement with a notional amount of $20,000,000. Additionally, one interest rate swap agreement with a notional amount of $20,000,000 expired in October 2004. The Company’s interest rate swap agreements are accounted for as speculative instruments and resulting changes in fair market value have been charged or credited to interest expense, net in the consolidated statements of income.  As of April 3, 2005, in accordance with SFAS No. 133 the receivable was approximately $8,000. As of January 2, 2005, in accordance with SFAS No. 133, the liability was approximately $77,000.

7)                                     Comprehensive Income

The components of comprehensive income for the three month periods ended April 3, 2005 and April 4, 2004 are as follows (amounts in thousands):

	Three month periods ended
	April 3, 2005	April 4, 2004

Net income	$2,154	$1,909
Other comprehensive income (loss):
Foreign currency translation	(20)	(32)
Total comprehensive income	$2,134	$1,877

8)                                     Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements.  MHLLC’s Board approved 1,711,344 units available for grant of which 1,497,585, 28,600 and 20,800 were granted in fiscal 2003, fiscal 2004 and on January 25, 2005, respectively.  The fair value of each common unit granted during fiscal 2003, fiscal 2004 and on January 25, 2005 was $0.01.  Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting.  Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date.  However, if the employee has been continuously employed by the Company from the date of grant to the date of a change of control, any unvested time vesting units will immediately vest simultaneously with the consummation of the change of control. In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date.  Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement.  Stock-based employee compensation expense related to this plan is charged to the Company based on the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the Company recognized compensation expense relating to the vesting of common units granted in our consolidated statements of income for the three periods ended April 3, 2005 and April 4, 2004.  The compensation expense recorded during the three month periods ended April 3, 2005 and April 4, 2004, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the respective period.  The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period.  Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

Activity relating to the common units granted pursuant to employee subscription agreements is as follows:

Unvested common units outstanding as of January 4, 2004	1,482,385
Granted units	28,600
Vested units	—
Forfeited units	(17,600)
Unvested common units outstanding as of January 2, 2005	1,493,385
Granted units	20,800
Vested units	—
Forfeited units	(1,000)
Unvested common units outstanding as of April 3, 2005	1,513,185

As of April 3, 2005, there were 198,159 common units available for grant.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of operations and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective the first annual reporting period that begins after June 15, 2005.  As the Company already charges stock-based employee compensation expense related to units issued pursuant to employee subscription agreements based on the fair value of such units, the adoption of this statement will not have any effect on the Company’s consolidated financial statements.

9)                                     Financial Information about Geographic Areas

Income before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended
	April 3, 2005	April 4, 2004

Domestic	$3,744	$2,344
Foreign	563	383
Total	$4,307	$2,727

10)                              Restaurant Activity

During July 2004, a new Morton’s steakhouse opened in White Plains, New York. During the first quarter of 2005, new Morton’s steakhouses opened in Bethesda, Maryland; Charlotte, North Carolina and Chicago, Illinois. No restaurants were closed during the three month periods ended April 3, 2005 and April 4, 2004.

The Company records rental expense on a straight-line basis from the date that the Company takes control of the premises over the lease term. Any difference between the calculated expense and the amounts actually paid are reflected as a deferred rent liability included in other liabilities in the consolidated balance sheets. The Company also includes landlord allowances for leasehold improvements, furniture, fixtures and equipment in the deferred rent liability. These amounts are amortized on a straight-line basis from the date that the Company takes control of the premise over the lease term. The Company has a policy of capitalizing the portion of deferred rent during the construction period to leasehold improvements.

11)                              Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (Florida only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but believes a collective action would be permitted. The Boston arbitrator has ruled that the claimants may proceed as a class, but to date there are only three people in the class and no class has been certified. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

In November 2004, current and former employees of the Sacramento Morton’s steakhouse commenced a federal lawsuit asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses.  The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition.  The plaintiffs seek restitution of tips, meal and break period compensation and attorney’s fees. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, have been filed.  The Sacramento Morton’s steakhouse has filed motions seeking to dismiss the claims brought against it.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources.

12)                              Supplemental Condensed Consolidating Financial Information

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

Supplemental Consolidating Balance Sheet

April 3, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,941	$1,950	$438	$—	$9,329
Restricted cash	417	—	—	—	417
Marketable securities	4,126	—	—	—	4,126
Accounts receivable	—	4,942	228	—	5,170
Inventories	—	8,686	610	—	9,296
Prepaid expenses and other current assets	1,039	5,393	47	—	6,479
Deferred income taxes	(3,094)	6,717	—	—	3,623

Total current assets	9,429	27,688	1,323	—	38,440

Property and equipment, net	139	62,284	969	—	63,392
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,545	—	—	61,545
Other assets and deferred expenses, net	7,489	3,412	301	(2,520)	8,682
Amounts due from affiliates	117,948	—	573	(118,521)	—
	$135,005	$246,929	$3,166	$(121,041)	$264,059

Supplemental Consolidating Balance Sheet

April 3, 2005

(unaudited)

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$5,701	$29,321	$950	$—	$35,972
Current portion of obligations to financial institution	—	134	—	—	134
Accrued income taxes	(6,223)	7,229	(709)	—	297
Amounts due to affiliates	—	118,521	—	(118,521)	—

Total current liabilities	(522)	155,205	241	(118,521)	36,403

7.5% senior secured notes, net of unamortized discount of $12,822	92,178	—	—	—	92,178
Obligations to financial institution, less current maturities	—	3,553	—	—	3,553
Deferred income taxes	—	23,004	—	—	23,004
Other liabilities	(29)	9,377	98	—	9,446

Total liabilities	91,627	191,139	339	(118,521)	164,584

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,077	2,520	—	(2,520)	97,077
Accumulated other comprehensive income (loss)	—	350	(181)	—	169
(Accumulated deficit) retained earnings	(53,699)	52,920	3,008	—	2,229

Total stockholder’s equity	43,378	55,790	2,827	(2,520)	99,475

	$$$ 135,005	$246,929	$3,166	$(121,041)	$264,059

Supplemental Consolidating Balance Sheet

January 2, 2005

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

Supplemental Consolidating Balance Sheet

January 2, 2005

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

Supplemental Consolidating Statement of Operations

Three month period ended April 3, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$4,623	$73,675	$3,516	$(4,623)	$77,191

Food and beverage costs	—	24,751	1,104	—	25,855
Restaurant operating expenses	—	33,122	1,654	—	34,776
Pre-opening costs, depreciation, amortization and non-cash charges	15	2,568	141	—	2,724
General and administrative expenses	5,199	4,623	—	(4,623)	5,199
Marketing and promotional expenses	—	1,369	54	—	1,423
Costs associated with the repayment of certain debt	174	—	—	—	174
Gain on sale of investment	(648)	—	—	—	(648)
Interest expense, net	2,655	26	—	—	2,681
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(3,472)	7,216	563	—	4,307

Income tax expense	2,153	—	—	—	2,153

Net (loss) income	$(5,625)	$7,216	$563	$—	$2,154

Supplemental Consolidating Statement of Operations

Three month period ended April 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$4,371	$69,704	$3,277	$(4,371)	$72,981

Food and beverage costs	—	23,403	1,069	—	24,472
Restaurant operating expenses	—	30,947	1,651	—	32,598
Pre-opening costs, depreciation, amortization and non-cash charges	3	1,548	83	—	1,634
General and administrative expenses	4,886	4,371	—	(4,371)	4,886
Marketing and promotional expenses	—	2,538	91	—	2,629
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	2,788	283	—	—	3,071
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(4,270)	6,614	383	—	2,727

Income tax expense	818	—	—	—	818

Net (loss) income	$(5,088)	$6,614	$383	$—	$1,909

Supplemental Consolidating Statement of Cash Flows

Three month period ended April 3, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,625)	$7,216	$563	$2,154
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	751	1,712	146	2,609
Deferred income taxes	2,103	(245)	—	1,858
Change in assets and liabilities:
Accounts receivable	1	(770)	(57)	(826)
Inventories	—	32	(30)	2
Prepaid expenses and other assets	1,594	(1,195)	(404)	(5)
Accounts payable, accrued expenses and other liabilities	1,366	(733)	(283)	350
Accrued income taxes	(2,373)	2,402	(113)	(84)
Net cash (used in) provided by operating activities	(2,183)	8,419	(178)	6,058

Cash flows from investing activities:
Purchases of property and equipment	(7)	(3,534)	(6)	(3,547)
Increase in marketable securities	(14)	—	—	(14)
Net cash used in investing activities	(21)	(3,534)	(6)	(3,561)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(3,470)	—	(3,470)
Decrease in restricted cash	131	—	—	131
Net cash provided by (used in) financing activities	131	(3,470)	—	(3,339)

Effect of exchange rate changes on cash	—	—	(8)	(8)

Net (decrease) increase in cash and cash equivalents	(2,073)	1,415	(192)	(850)

Cash and cash equivalents at beginning of period	9,014	535	630	10,179

Cash and cash equivalents at end of period	$6,941	$1,950	$438	$9,329

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our net income increased $0.2 million, or 12.8%, to $2.2 million for the three month period ended April 3, 2005 from $1.9 million for the three month period ended April 4, 2004.  The increase is primarily due to a decrease in marketing and promotional expenses partially offset by an increase in pre-opening costs.

Revenues increased $4.2 million, or 5.8%, to $77.2 million for the three month period ended April 3, 2005 from $73.0 million for the three month period ended April 4, 2004. Revenues increased $0.5 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $3.7 million due to the opening of four new restaurants (three in fiscal 2005 and one in fiscal 2004). Average revenue per restaurant open all of either period increased 0.9%. Revenues for the three month period ended April 3, 2005 also reflect the impact of an aggregate menu price increase of approximately 3% in February 2004.

Percentage changes in comparable restaurant revenues for the three month periods ended April 3, 2005 versus April 4, 2004 for restaurants open all of both periods are as follows:

Three month period ended April 3, 2005 vs. April 4, 2004 Percentage Change

Morton’s	0.7%
Bertolini’s	1.1%
Total	0.7%

Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume.  We believe we may incur a net loss or generate a small profit in the second and third quarters of fiscal 2005.

Food and beverage costs increased $1.4 million, or 5.7%, to $25.9 million for the three month period ended April 3, 2005 from $24.5 million for the three month period ended April 4, 2004. This increase was primarily due to the opening of three additional restaurants. These costs as a percentage of revenues remained consistent at 33.5% for the three month periods ended April 3, 2005 and April 4, 2004.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $2.2 million, or 6.7%, to $34.8 million for the three month period ended April 3, 2005 from $32.6 million for the three month period ended April 4, 2004. This increase was primarily due to the opening of three additional restaurants and increases in labor and benefit costs. Restaurant operating expenses as a percentage of revenues increased 0.4% to 45.1% for the three month period ended April 3, 2005 from 44.7% for the three month period ended April 4, 2004. Included in the three month periods ended April 3, 2005 and April 4, 2004 is non-cash rent recorded in accordance with SFAS No. 13 of $0.2 million and $0.4 million, respectively.

Pre-opening costs, depreciation, amortization and non-cash charges increased $1.1 million, or 66.7%, to $2.7 million for the three month period ended April 3, 2005 from $1.6 million for the three month period ended April 4, 2004. These costs increased as a percentage of revenues by 1.3% to 3.5% for the three month period ended April 3, 2005 from 2.2% for the three month period ended April 4, 2004.  We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense were $1.1 million for the three month period ended April 3, 2005. There were no comparable expenses for the three month period ended April 4, 2004.  The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

General and administrative expenses increased $0.3 million, or 6.4%, to $5.2 million for the three month period ended April 3, 2005 from $4.9 million for the three month period ended April 4, 2004. The increase was primarily due to increased legal and professional costs.  These costs as a percentage of revenues remained consistent at 6.7% for the three month periods ended April 3, 2005 and April 4, 2004.

Marketing and promotional expenses decreased $1.2 million, or 45.9%, to $1.4 million for the three month period ended April 3, 2005 from $2.6 million for the three month period ended April 4, 2004. These costs as a percentage of revenues decreased 1.8% to 1.8% for the three month period ended April 3, 2005 from 3.6% for the three month period ended April 4, 2004. These decreases were primarily due to decreased spending for print media advertising.

Costs associated with the repayment of certain debt of $0.2 million and $0.3 million for the three month periods ended April 3, 2005 and April 4, 2004, respectively, represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Gain on sale of investment of $0.6 million for the three month period ended April 3, 2005 represents a gain from the sale of stock in a privately owned company.

Interest expense, net, decreased $0.4 million, or 12.7%, to $2.7 million for the three month period ended April 3, 2005 from $3.1 million for the three month period ended April 4, 2004.  The decrease is primarily due to the repayment of certain mortgages in April 2004 and February 2005. Interest income was not significant in any of these periods.

Management fee paid to related party was $0.7 million for the three month periods ended April 3, 2005 and April 4, 2004. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc.

Provision for income taxes consisted of an income tax expense of $2.2 million  and $0.8 million for the three month periods ended April 3, 2005 and April 4, 2004, respectively. Our 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our 7.5% senior secured notes and other non-deductible items.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot be sure, however, that this will be the case. As of April 3, 2005, we had cash and cash equivalents of $9.3 million compared to $10.2 million as of January 2, 2005.

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

Operating Activities.  Cash flows provided by operating activities for the three month period ended April 3, 2005 were $6.1 million, consisting primarily of a net increase in cash of $4.8 million resulting from net income before depreciation, amortization and other non-cash charges and a change in deferred income taxes of $1.9 million partially offset by a net decrease in cash of $0.8 million due to an increase in accounts receivable.

Investing Activities.  Cash flows used in investing activities for the three month period ended April 3, 2005 were $3.6 million primarily due to purchases of property and equipment of $3.6 million, which include capital expenditures related to the three Morton’s steakhouses opened during the first quarter of fiscal 2005.

Financing Activities.  Cash flows used in financing activities for the three month period ended April 3, 2005 were $3.3 million primarily consisting of net principal reduction on obligations to financial institutions of $3.5 million, primarily due to the early repayment of two mortgages aggregating $3.4 million.

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

The indenture governing the 7.5% senior secured notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. As of April 3, 2005, we were in compliance with all of our financial covenants.

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

Working Capital Facility. On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our “enterprise value,” determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of April 3, 2005, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of April 3, 2005, $1.0 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its “prime rate” plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness;

restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of April 3, 2005, we were in compliance with all of our financial covenants.

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

CNL Loan.  In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL Financial I, Inc. (“CNL”).  We repaid this loan in February 2005. This loan was scheduled to mature on April 1, 2007 and bore interest at 10.002% per annum.  This loan was secured by a security interest in the assets of the Morton’s steakhouses located in Chicago (State Street) and Denver (downtown).  Principal and interest payments were due monthly over the term of the loan. On January 2, 2005, the outstanding principal balance of the CNL loan was approximately $0.8 million, of which approximately $0.3 million of principal was included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheet.

Mortgages.  During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million, the proceeds of which were used to fund the purchases of land and construction of restaurants.  The loans generally require monthly payments of principal and interest.  On April 3, 2005 and January 2, 2005 the aggregate outstanding principal balance due on these loans was approximately $3.7 million and $6.4 million, respectively, of which approximately $0.1 million and $0.2 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.  We repaid one mortgage in May 2003, one in September 2003, two mortgages in April 2004 and one mortgage in February 2005.  The remaining mortgage outstanding as of April 3, 2005 bears interest at 7.68% and is scheduled to mature in March 2021.

Restaurant Operating Leases.  Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of April 3, 2005:

	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes, including interest	$7,875	$7,875	$7,875	$7,875	$7,875	$108,938	$148,313
Mortgage loan with GE Capital Franchise Finance, including interest	334	436	436	435	435	4,888	6,964
Subtotal	8,209	8,311	8,311	8,310	8,310	113,826	155,277
Operating leases	14,087	19,192	19,288	19,005	18,511	107,871	197,954
Purchase commitments	18,602	—	—	—	—	—	18,602
Letters of credit	1,000	—	—	—	—	—	1,000
Total	$41,898	$27,503	$27,599	$27,315	$26,821	$221,697	$372,833

During the first three months of fiscal 2005, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $4.6 million. We estimate that we will spend up to approximately $19.0 million in fiscal 2005, including the $4.6 million recorded in the first three months of fiscal 2005, to finance ordinary refurbishment of existing restaurants and capital expenditures for new restaurants, which is expected to be reduced by landlord development allowances of approximately $5.0 million. We anticipate that funds generated through operations and through borrowings under our working capital facility will be sufficient to fund planned expansion.  We cannot be sure, however, that this will be the case.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of operations and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective the first annual reporting period that begins after June 15, 2005.  As the Company already charges stock-based employee compensation expense related to units issued pursuant to employee subscription agreements based on the fair value of such units the adoption of this statement will not have any effect on the Company’s consolidated financial statements. See Note 8 to our unaudited consolidated financial statements.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. We have not yet determined the impact, if any, FIN 47 will have on the Company’s consolidated financial statements.

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

As of April 3, 2005, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 3, 2005, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest and the 7.5% senior secured notes that are payable at a fixed rate of interest of 7.5%. As of April 3, 2005, there were no borrowings outstanding under our floating rate working capital facility. A hypothetical 10% fluctuation in interest rates, as of April 3, 2005, would have a net impact of approximately $0.1 million on earnings for the three month period ended April 3, 2005.

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

Item 1.  Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (Florida only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Florida complainants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but believes a collective action would be permitted. The Boston arbitrator has ruled that the claimants may proceed as a class, but to date there are only three people in the class and no class has been certified. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

In November 2004, current and former employees of the Sacramento Morton’s commenced a federal lawsuit asserting individual, representative and class claims against the Sacramento Morton’s and several other Morton’s restaurants.  The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition.  The plaintiffs seek restitution of tips, meal and break period compensation and attorney’s fees. Dismissals with prejudice for all defendants, except the Sacramento Morton’s, have been filed.  The Sacramento Morton’s has filed motions seeking to dismiss the claims brought against it.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date May 17, 2005	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board, President
and Chief Executive Officer

Date May 17, 2005	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President,
Chief Financial Officer and Director