Form 10-Q
period 2005-07-03
MORTONS RESTAURANT GROUP INC
filed 2005-08-15
CIK 883981

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

As of August 15, 2005, the registrant had 1,000 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

INDEX

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of July 3, 2005 (unaudited) and January 2, 2005

Consolidated Statements of Operations for the three and six month periods ended July 3, 2005 and July 4, 2004 - unaudited

Consolidated Statements of Cash Flows for the six month periods ended July 3, 2005 and July 4, 2004 - unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Part II - Other Information

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

Part I - Financial Information

Item 1.  Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	July 3, 2005	January 2, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,479	$10,179
Restricted cash	417	548
Marketable securities	4,183	4,112
Accounts receivable	3,950	4,346
Inventories	9,026	9,302
Prepaid expenses and other current assets	5,517	6,600
Deferred income taxes	2,999	5,237

Total current assets	35,571	40,324

Property and equipment, at cost:
Furniture, fixtures and equipment	18,897	16,499
Buildings and leasehold improvements	52,578	45,139
Land	8,474	8,474
Construction in progress	1,819	5,234
	81,768	75,346
Less accumulated depreciation and amortization	17,267	13,859
Net property and equipment	64,501	61,487

Intangible asset	92,000	92,000
Goodwill	61,528	61,789
Other assets and deferred expenses, net	8,459	8,836
	$262,059	$264,436

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	July 3, 2005	January 2, 2005
	(unaudited)
Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$5,313	$6,390
Accrued expenses	28,089	30,902
Current portion of obligations to financial institutions	109	521
Accrued income taxes	217	379

Total current liabilities	33,728	38,192

7.5% senior secured notes, net of unamortized discount of $12,362 and $13,283 at July 3, 2005 and January 2, 2005	92,638	91,717
Obligations to financial institutions, less current maturities	3,525	6,636
Deferred income taxes	23,004	23,004
Other liabilities	9,832	7,546

Total liabilities	162,727	167,095

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at July 3, 2005 and January 2, 2005	—	—
Additional paid-in capital	97,077	97,077
Accumulated other comprehensive income	100	189
Retained earnings	2,155	75

Total stockholder’s equity	99,332	97,341

	$262,059	$264,436

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands)

	Three month periods ended		Six month periods ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(unaudited)
Revenues	$72,940	$64,911	$150,278	$137,892

Food and beverage costs	24,047	21,988	50,049	46,462
Restaurant operating expenses	34,954	31,453	69,730	64,049
Pre-opening costs, depreciation and amortization	2,031	1,746	4,755	3,380
General and administrative expenses	5,438	4,662	10,638	9,548
Marketing and promotional expenses	1,481	2,240	2,904	4,869
Costs associated with the repayment of certain debt	—	—	174	264
Gain on sale of investment	(16)	—	(664)	—
Interest expense, net	2,699	2,866	5,379	5,937
Management fee paid to related party	700	700	1,400	1,400

Income (loss) before income taxes	1,606	(744)	5,913	1,983

Income tax expense (benefit)	685	(223)	2,838	595

Net income (loss)	$921	$(521)	$3,075	$1,388

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six month periods ended
	July 3, 2005	July 4, 2004
	(unaudited)
Cash flows from operating activities:
Net income	$3,075	$1,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	5,352	5,338
Deferred income taxes	2,499	553
Change in assets and liabilities:
Accounts receivable	392	784
Inventories	265	(399)
Prepaid expenses and other assets	923	(792)
Accounts payable, accrued expenses and other liabilities	(2,108)	(4,158)
Accrued income taxes	(176)	(254)
Net cash provided by operating activities	10,222	2,460

Cash flows from investing activities:
Purchases of property and equipment	(6,454)	(3,638)
Increase in marketable securities	(71)	(1,741)
Net cash used in investing activities	(6,525)	(5,379)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	(3,523)	(5,532)
Payment of deferred financing costs	—	(550)
Dividends paid	(995)	(6,789)
Decrease in restricted cash	131	79
Net cash used in financing activities	(4,387)	(12,792)

Effect of exchange rate changes on cash	(10)	(8)

Net decrease in cash and cash equivalents	(700)	(15,719)

Cash and cash equivalents at beginning of period	10,179	17,997

Cash and cash equivalents at end of period	$9,479	$2,278

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

July 3, 2005 and July 4, 2004

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

2)            Recent Events

During 2005, the Company received proceeds of approximately $674,000 from the sale of stock in Charlie Brown’s Acquisition Corp., an affiliate of Castle Harlan, Inc., and recorded a gain on the sale of its investment of approximately $664,000 in the consolidated statement of operations for the six month period ended July 3, 2005.

3)            Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company paid cash interest of approximately $4,315,000 (which includes capitalized interest of approximately $108,000) and $4,811,000, and income taxes, net of refunds, of approximately $525,000 and $318,000, for the six month periods ended July 3, 2005 and July 4, 2004, respectively.

4)            Restricted Cash

Restricted cash of $417,000 and $548,000 as of July 3, 2005 and January 2, 2005, respectively, represents cash collateral relating to an interest rate swap agreement with Bank of America, formerly Fleet National Bank (“B of A”). See Note 6.

5)            Intangible Asset and Goodwill

The identifiable intangible asset acquired represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization, but is subject to impairment testing. The trade name is used in the advertising and marketing of the restaurants and is widely recognized and accepted by consumers in its respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of costs over fair value of assets of the business acquired. During fiscal 2005, goodwill was reduced by $261,000 which represents an adjustment in purchase accounting as a result of a revision to a deferred tax asset valuation allowance assumed at the time of purchase.

6)            Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  As of July 3, 2005, the Company’s derivative financial instrument consists of one interest rate swap agreement with a notional amount of $20,000,000. Additionally, one interest rate swap agreement with a notional amount of $20,000,000 expired in October 2004. The Company’s interest rate swap agreements are accounted for as speculative instruments and resulting changes in fair market value have been charged or credited to interest expense, net in the consolidated statements of operations.  As of July 3, 2005, in accordance with SFAS No. 133 the receivable was approximately $26,000. As of January 2, 2005, in accordance with SFAS No. 133, the liability was approximately $77,000.

7)            Comprehensive Income

The components of comprehensive income for the six month periods ended July 3, 2005 and July 4, 2004 are as follows (amounts in thousands):

	Six month periods ended
	July 3, 2005	July 4, 2004

Net income	$3,075	$1,388
Other comprehensive income (loss):
Foreign currency translation	(89)	(58)
Total comprehensive income	$2,986	$1,330

8)            Dividend

On June 4, 2004, MHCI completed a $40,000,000 14% senior secured notes offering. The notes are secured by the assets of MHCI, which include the stock of MRG.  The notes are not secured by the assets of, nor are they guaranteed by, MRG or any of its subsidiaries.

Pursuant to the MHCI notes, if at the end of a fiscal quarter the Company has cash and cash equivalents and marketable securities in excess of $5,000,000, excluding up to $750,000 of cash and cash equivalents held by one or more of the Company’s foreign subsidiaries, and is permitted to pay a dividend under the Restricted Payments covenant of the 7.5% senior secured notes (defined therein), the Company is required to pay a dividend, to the extent permitted, to MHCI to repay outstanding PIK notes.  The dividend will be in the amount of the lesser of the excess cash and cash equivalents and marketable securities over the

$5,000,000 threshold or the aggregate outstanding PIK notes. On May 12, 2005, the Company paid such a dividend of approximately $995,000 to MHCI.

9)            Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements.  MHLLC’s Board approved 1,711,344 common units available for grant of which 1,497,585, 28,600, 20,800 and 1,600 were granted in fiscal 2003, fiscal 2004, on January 25, 2005 and on May 24, 2005, respectively.  The fair value of each common unit granted during fiscal 2003, fiscal 2004, on January 25, 2005 and on May 24, 2005 was $0.01.  Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting.  Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date.  However, if the employee has been continuously employed by the Company from the date of grant to the date of a change of control, any unvested time vesting units will immediately vest simultaneously with the consummation of the change of control. In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date.  Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement.  Stock-based employee compensation expense related to this plan is charged to the Company based on the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the Company recognized compensation expense relating to the vesting of common units granted in our consolidated statements of operations for the three and six month periods ended July 3, 2005 and July 4, 2004.  The compensation expense recorded during the three and six month periods ended July 3, 2005 and July 4, 2004, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the respective period.  The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period.  Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

Activity relating to the common units granted pursuant to employee subscription agreements is as follows:

Unvested common units outstanding as of January 4, 2004	1,482,385
Granted units	28,600
Vested units	—
Forfeited units	(17,600)
Unvested common units outstanding as of January 2, 2005	1,493,385
Granted units	22,400
Vested units	—
Forfeited units	(172,734)
Unvested common units outstanding as of July 3, 2005	1,343,051

As of July 3, 2005, there were 368,293 common units available for grant.

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

10)          Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Domestic	$994	$(1,020)	$4,738	$1,324
Foreign	612	276	1,175	659
Total	$1,606	$(744)	$5,913	$1,983

11)          Restaurant Activity

During July 2004, a new Morton’s steakhouse was opened in White Plains, New York. During the first quarter of 2005, new Morton’s steakhouses were opened in Bethesda, Maryland; Charlotte, North Carolina and Chicago, Illinois. During August 2005, a new Morton’s steakhouse opened in Atlantic City, New Jersey. No restaurants were closed during the six month periods ended July 3, 2005 and July 4, 2004. The Company has signed leases to open new Morton’s steakhouses in Troy, Michigan, Coral Gables, Florida and Fort Lauderdale, Florida.

The Company records rental expense on a straight-line basis from the date that the Company takes control of the premises over the lease term. Any difference between the calculated expense and the amounts actually paid are reflected as a deferred rent liability included in other liabilities in the consolidated balance sheets. The Company also includes landlord allowances for leasehold improvements, furniture, fixtures and equipment in the deferred rent liability. These amounts are amortized as a reduction of rent expense on a straight-line basis from the date that the Company takes control of the premises over the lease term. The Company has a policy of capitalizing the portion of deferred rent during the construction period in leasehold improvements.

12)          Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in West Palm Beach as a collective action (hereafter referred to as “West Palm Beach arbitration”) with approximately thirty claimants. The second is proceeding in Miami as a consolidated action (hereafter “Miami arbitration”) with approximately six claimants.  Potential class members in the West Palm Beach arbitration were sent notices notifying them of the arbitration and advising them if they wish to participate in the arbitration they must sign and return a consent form.  In addition, there are two individual demands for arbitration pending in Florida which may ultimately be joined to the Miami arbitration.

In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Miami claimants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but is allowing the case to proceed as a collective action. The Boston arbitrator has ruled that the claimants may proceed as a class, but to date there are only three people in the class and no class has been certified. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

In November 2004, current and former employees of the Sacramento Morton’s steakhouse commenced a federal lawsuit asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses.  The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition.  The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted.  The claims against the Sacramento Morton’s steakhouse have been moved to arbitration.

In May 2005, a former employee of the Boston restaurant filed a nationwide class action complaint in federal court in Massachusetts alleging that the tip out violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration.  While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association.  The demand for arbitration alleges the same facts as the lawsuit filed in federal court.  The motion to dismiss is still pending in federal court.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity and capital resources.

13)          Supplemental Condensed Consolidating Financial Information

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

Supplemental Consolidating Balance Sheet

July 3, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,863	$2,313	$303	$—	$9,479
Restricted cash	417	—	—	—	417
Marketable securities	4,183	—	—	—	4,183
Accounts receivable	—	3,768	182	—	3,950
Inventories	—	8,500	526	—	9,026
Prepaid expenses and other current assets	392	5,074	51	—	5,517
Deferred income taxes	(3,230)	6,229	—	—	2,999

Total current assets	8,625	25,884	1,062	—	35,571

Property and equipment, net	134	63,560	807	—	64,501
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,528	—	—	61,528
Other assets and deferred expenses, net	7,215	3,466	298	(2,520)	8,459
Amounts due from affiliates	109,510	—	1,583	(111,093)	—
	$125,484	$246,438	$3,750	$(113,613)	$262,059

Supplemental Consolidating Balance Sheet

July 3, 2005

(unaudited)

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$3,717	$28,701	$984	$—	$33,402
Current portion of obligations to financial institution	—	109	—	—	109
Accrued income taxes	(8,139)	9,120	(764)	—	217
Amounts due to affiliates	—	111,093	—	(111,093)	—

Total current liabilities	(4,422)	149,023	220	(111,093)	33,728

7.5% senior secured notes, net of unamortized discount of $12,362	92,638	—	—	—	92,638
Obligations to financial institution, less current maturities	—	3,525	—	—	3,525
Deferred income taxes	—	23,004	—	—	23,004
Other liabilities	(38)	9,768	102	—	9,832

Total liabilities	88,178	185,320	322	(111,093)	162,727

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,077	2,520	—	(2,520)	97,077
Accumulated other comprehensive income (loss)	—	292	(192)	—	100
(Accumulated deficit) retained earnings	(59,771)	58,306	3,620	—	2,155

Total stockholder’s equity	37,306	61,118	3,428	(2,520)	99,332

	$125,484	$246,438	$3,750	$(113,613)	$262,059

Supplemental Consolidating Balance Sheet

January 2, 2005

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,014	$535	$630	$—	$10,179
Restricted cash	548	—	—	—	548
Marketable securities	4,112	—	—	—	4,112
Accounts receivable	1	4,172	173	—	4,346
Inventories	—	8,717	585	—	9,302
Prepaid expenses and other current assets	677	5,866	57	—	6,600
Deferred income taxes	(991)	6,228	—	—	5,237

Total current assets	13,361	25,518	1,445	—	40,324

Property and equipment, net	147	60,227	1,113	—	61,487
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,789	—	—	61,789
Other assets and deferred expenses, net	7,774	3,297	285	(2,520)	8,836
Amounts due from affiliates	119,894	—	179	(120,073)	—
	$141,176	$242,831	$3,022	$(122,593)	$264,436

Supplemental Consolidating Balance Sheet

January 2, 2005

(Amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$4,348	$31,698	$1,246	$—	$37,292
Current portion of obligations to financial institutions	—	521	—	—	521
Accrued income taxes	(3,850)	4,827	(598)	—	379
Amounts due from affiliates	—	120,073	—	(120,073)	—

Total current liabilities	498	157,119	648	(120,073)	38,192

7.5% senior secured notes, net of unamortized discount of $13,283	91,717	—	—	—	91,717
Obligations to financial institutions, less current maturities	—	6,636	—	—	6,636
Deferred income taxes	—	23,004	—	—	23,004
Other liabilities	(42)	7,493	95	—	7,546

Total liabilities	92,173	194,252	743	(120,073)	167,095

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,077	2,520	—	(2,520)	97,077
Accumulated other comprehensive income (loss)	—	355	(166)	—	189
(Accumulated deficit) retained earnings	(48,074)	45,704	2,445	—	75

Total stockholder’s equity	49,003	48,579	2,279	(2,520)	97,341

	$141,176	$242,831	$3,022	$(122,593)	$264,436

Supplemental Consolidating Statement of Operations

Three month period ended July 3, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$4,361	$69,228	$3,712	$(4,361)	$72,940

Food and beverage costs	—	22,840	1,207	—	24,047
Restaurant operating expenses	—	33,273	1,681	—	34,954
Pre-opening costs, depreciation and amortization	15	1,861	155	—	2,031
General and administrative expenses	5,438	4,361	—	(4,361)	5,438
Marketing and promotional expenses	—	1,424	57	—	1,481
Gain on sale of investment	(16)	—	—	—	(16)
Interest expense, net	2,616	83	—	—	2,699
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(4,392)	5,386	612	—	1,606

Income tax expense	685	—	—	—	685

Net (loss) income	$(5,077)	$5,386	$612	$—	$921

Supplemental Consolidating Statement of Operations

Three month period ended July 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,887	$61,745	$3,166	$(3,887)	$64,911

Food and beverage costs	—	20,929	1,059	—	21,988
Restaurant operating expenses	—	29,855	1,598	—	31,453
Pre-opening costs, depreciation and amortization	3	1,600	143	—	1,746
General and administrative expenses	4,662	3,887	—	(3,887)	4,662
Marketing and promotional expenses	—	2,150	90	—	2,240
Interest expense, net	2,693	173	—	—	2,866
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(4,171)	3,151	276	—	(744)

Income tax benefit	(223)	—	—	—	(223)

Net (loss) income	$(3,948)	$3,151	$276	$—	$(521)

Supplemental Consolidating Statement of Operations

Six month period ended July 3, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$8,984	$143,046	$7,232	$(8,984)	$150,278

Food and beverage costs	—	47,734	2,315	—	50,049
Restaurant operating expenses	—	66,395	3,335	—	69,730
Pre-opening costs, depreciation and amortization	30	4,429	296	—	4,755
General and administrative expenses	10,638	8,984	—	(8,984)	10,638
Marketing and promotional expenses	—	2,793	111	—	2,904
Costs associated with the repayment of certain debt	174	—	—	—	174
Gain on sale of investment	(664)	—	—	—	(664)
Interest expense, net	5,270	109	—	—	5,379
Management fee paid to related party	1,400	—	—	—	1,400

(Loss) income before income taxes	(7,864)	12,602	1,175	—	5,913

Income tax expense	2,838	—	—	—	2,838

Net (loss) income	$(10,702)	$12,602	$1,175	$—	$3,075

Supplemental Consolidating Statement of Operations

Six month period ended July 4, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$8,258	$131,449	$6,443	$(8,258)	$137,892

Food and beverage costs	—	44,334	2,128	—	46,462
Restaurant operating expenses	—	60,800	3,249	—	64,049
Pre-opening costs, depreciation and amortization	6	3,148	226	—	3,380
General and administrative expenses	9,548	8,258	—	(8,258)	9,548
Marketing and promotional expenses	—	4,688	181	—	4,869
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	5,481	456	—	—	5,937
Management fee paid to related party	1,400	—	—	—	1,400

(Loss) income before income taxes	(8,441)	9,765	659	—	1,983

Income tax expense	595	—	—	—	595

Net (loss) income	$(9,036)	$9,765	$659	$—	$1,388

Supplemental Consolidating Statement of Cash Flows

Six month period ended July 3, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(10,702)	$12,602	$1,175	$3,075
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	1,500	3,545	307	5,352
Deferred income taxes	2,239	260	—	2,499
Change in assets and liabilities:
Accounts receivable	1	403	(12)	392
Inventories	—	220	45	265
Prepaid expenses and other assets	10,679	(8,356)	(1,400)	923
Accounts payable, accrued expenses and other liabilities	(627)	(1,247)	(234)	(2,108)
Accrued income taxes	(4,289)	4,294	(181)	(176)
Net cash (used in) provided by operating activities	(1,199)	11,721	(300)	10,222

Cash flows from investing activities:
Purchases of property and equipment	(17)	(6,420)	(17)	(6,454)
Increase in marketable securities	(71)	—	—	(71)
Net cash used in investing activities	(88)	(6,420)	(17)	(6,525)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(3,523)	—	(3,523)
Dividends paid	(995)	—	—	(995)
Decrease in restricted cash	131	—	—	131
Net cash used in financing activities	(864)	(3,523)	—	(4,387)

Effect of exchange rate changes on cash	—	—	(10)	(10)

Net (decrease) increase in cash and cash equivalents	(2,151)	1,778	(327)	(700)

Cash and cash equivalents at beginning of period	9,014	535	630	10,179

Cash and cash equivalents at end of period	$6,863	$2,313	$303	$9,479

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our net income for the three month period ended July 3, 2005 was $0.9 million compared to a net loss of $0.5 million for the three month period ended July 4, 2004.  The increase is primarily due to an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs, partially offset by an increase in income tax expense as discussed below.  Net income increased $1.7 million, or 121.5%, to $3.1 million for the six month period ended July 3, 2005 from $1.4 million for the six month period ended July 4, 2004.  The increase is primarily due to an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs, and a decrease in marketing and promotional expenses partially offset by increases in pre-opening costs and income tax expense as discussed below.

Revenues increased $8.0 million, or 12.4%, to $72.9 million for the three month period ended July 3, 2005 from $64.9 million for the three month period ended July 4, 2004. Revenues increased $3.0 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $5.0 million due to the opening of four new restaurants (three in fiscal 2005 and one in fiscal 2004). Average revenue per restaurant open all of either period increased 6.0%. Revenues for the three month period ended July 3, 2005 also reflect the impact of an aggregate menu price increase of approximately 0.5% in May 2005.

Revenues increased $12.4 million, or 9.0%, to $150.3 million for the six month period ended July 3, 2005 from $137.9 million for the six month period ended July 4, 2004. Revenues increased $3.5 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $8.9 million due to the opening of four new restaurants (three in fiscal 2005 and one in fiscal 2004). Average revenue per restaurant open all of either period increased 7.2%. Revenues for the six month period ended July 3, 2005 also reflect the impact of aggregate menu price increases of approximately 3% in February 2004 and approximately 0.5% in May 2005.

Percentage changes in comparable restaurant revenues for the three and six month periods ended July 3, 2005 versus July 4, 2004 for restaurants open all of both periods are as follows:

	Three month period ended July 3, 2005 vs. July 4, 2004 Percentage Change	Six month period ended July 3, 2005 vs. July 4, 2004 Percentage Change

Morton’s	4.7%	2.6%
Bertolini’s	3.7%	2.3%
Total	4.6%	2.6%

Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume.  We believe we may incur a net loss in the third quarter of fiscal 2005.

Food and beverage costs increased $2.1 million, or 9.4%, to $24.0 million for the three month period ended July 3, 2005 from $22.0 million for the three month period ended July 4, 2004. These costs increased $3.6 million, or 7.7%, to $50.0 million for the six month period ended July 3, 2005 from $46.5 million for the six month period ended July 4, 2004. This increase was primarily due to the opening of three additional restaurants in fiscal 2005. These costs as a percentage of revenues decreased by 0.9 % to 33.0% for the three month period ended July 3, 2005 from 33.9% for the three month period ended July 4, 2004 and decreased by 0.4% to 33.3% for the six month period ended July 3, 2005 from 33.7% for the six month period ended July 4, 2004.  During fiscal 2004 high demand for U.S. beef products decreased the availability of USDA prime beef which resulted in increased food costs.  We were generally able to offset such cost increases with the benefit of menu price increases, which resulted in a slight increase in food and beverage costs as a percentage of revenues for fiscal 2004.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $3.5 million, or 11.1%, to $35.0 million for the three month period ended July 3, 2005 from $31.5 million for the three month period ended July 4, 2004. These costs increased $5.7 million, or 8.9%, to $69.7 million for the six month period ended July 3, 2005 from $64.0 million for the six month period ended July 4, 2004. These increases were primarily due to the opening of three additional restaurants in fiscal 2005 and increases in labor and benefit costs. Restaurant operating expenses as a percentage of revenues decreased 0.6% to 47.9% for the three month period ended July 3, 2005 from 48.5% for the three month period ended July 4, 2004 and remained consistent at 46.4% for the six month periods ended July 3, 2005 and July 4, 2004. Included in the three month periods ended July 3, 2005 and July 4, 2004 is non-cash rent recorded in accordance with SFAS No. 13 of $0.2 million and $0.4 million, respectively. Included in the six month periods ended July 3, 2005 and July 4, 2004 is non-cash rent recorded in accordance with SFAS No. 13 of $0.5 million and $0.8 million, respectively.

Pre-opening costs, depreciation and amortization increased $0.3 million, or 16.3%, to $2.0 million for the three month period ended July 3, 2005 from $1.7 million for the three month period ended July 4, 2004. These costs as a percentage of revenues increased by 0.1% to 2.8% for the three month period ended July 3, 2005 from 2.7% for the three month period ended July 4, 2004.  These costs increased $1.4 million, or 40.7%, to $4.8 million for the six month period ended July 3, 2005 from $3.4 million for the six month period ended July 4, 2004. These costs as a percentage of revenues increased by 0.7% to 3.2% for the six month period ended July 3, 2005 from 2.5% for the six month period ended July 4, 2004.  We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense remained consistent at $0.2 million for the three month periods ended July 3, 2005 and July 4, 2004 and increased $1.1 million to $1.3 million for the six month period ended July 3, 2005 from $0.2 for the six month period ended July 4, 2004. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

General and administrative expenses increased $0.8 million, or 16.6%, to $5.4 million for the three month period ended July 3, 2005 from $4.7 million for the three month period ended July 4, 2004. These costs increased $1.1 million, or 11.4%, to $10.6 million for the six month period ended July 3, 2005 from $9.5 million for the six month period ended July 4, 2004. These costs as a percentage of revenues increased 0.3% to 7.5% for the three month periods ended July 3, 2005 from 7.2% for the three month period ended July 4, 2004 and increased 0.2% to 7.1% for the six month period ended July 3, 2005 from 6.9% for the six month period ended July 4, 2004.  These increases were primarily due to increased legal and professional costs and salary, bonus and benefit costs.

Marketing and promotional expenses decreased $0.8 million, or 33.9%, to $1.5 million for the three month period ended July 3, 2005 from $2.2 million for the three month period ended July 4, 2004. These costs decreased $2.0 million, or 40.4%, to $2.9 million for the six month period ended July 3, 2005 from $4.9 million for the six month period ended July 4, 2004. These costs as a percentage of revenues decreased 1.5% to 2.0% for the three month period ended July 3, 2005 from 3.5% for the three month period ended July 4, 2004 and decreased 1.6% to 1.9% for the six month period ended July 3, 2005 from 3.5% for the six month period ended July 4, 2004. These decreases were primarily due to decreased spending for print media advertising.

Costs associated with the repayment of certain debt of $0.2 million and $0.3 million for the six month periods ended July 3, 2005 and July 4, 2004, respectively, represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Gain on sale of investment of $0.7 million for the six month period ended July 3, 2005 represents a gain from the sale of stock in a privately owned company.

Interest expense, net, decreased $0.2 million, or 5.8%, to $2.7 million for the three month period ended July 3, 2005 from $2.9 million for the three month period ended July 4, 2004 and decreased $0.6 million, or 9.4%, to $5.4 million for the six month period ended July 3, 2005 from $5.9 million for the six month period ended July 4, 2004.  These decreases are primarily due to the repayment of certain mortgages in April 2004 and February 2005. Interest income was not significant in any of these periods.

Management fee paid to related party was $0.7 million for the three month periods ended July 3, 2005 and July 4, 2004 and $1.4 million for the six month periods ended July 3, 2005 and July 4, 2004. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc.

Provision for income taxes consisted of income tax expense of $2.8 million and $0.6 million for the six month periods ended July 3, 2005 and July 4, 2004, respectively. Our 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our 7.5% senior secured notes and other non-deductible items. Our 2005 effective tax rate differs from our 2004 effective tax rate due to the fact that during the third quarter of fiscal 2004, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot be sure, however, that this will be the case. As of July 3, 2005, we had cash and cash equivalents of $9.5 million compared to $10.2 million as of January 2, 2005.

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

Operating Activities.  Cash flows provided by operating activities for the six month period ended July 3, 2005 were $10.2 million, consisting primarily of a net increase in cash of $8.4 million resulting from net income before depreciation, amortization and other non-cash charges, a change in deferred income taxes of $2.5 million and a decrease in prepaid expenses and other current assets of $0.9 million partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $2.1 million.

Investing Activities.  Cash flows used in investing activities for the six month period ended July 3, 2005 were $6.5 million primarily due to purchases of property and equipment of $6.5 million, which include capital expenditures related to the three Morton’s steakhouses opened during the first quarter of fiscal 2005.

Financing Activities.  Cash flows used in financing activities for the six month period ended July 3, 2005 were $4.4 million primarily consisting of net principal reduction on obligations to financial institutions of $3.5 million, primarily due to the early repayment of two mortgages aggregating $3.4 million, and the payment of a dividend of $1.0 million.

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

The 7.5% senior secured notes and the guarantees are secured by substantially all of our, and our domestic restricted subsidiaries’, tangible and intangible assets, as well as by a pledge of a portion of the stock of the subsidiaries owned by us and by our domestic restricted subsidiaries, in each case subject to the prior ranking claims on such assets by the lender under our working capital facility and holders of any capital lease obligations and certain other secured indebtedness. The indenture governing the 7.5% senior secured notes permits us to incur other senior secured indebtedness and to grant liens on our assets under certain circumstances.

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

The indenture governing the 7.5% senior secured notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. As of July 3, 2005, we were in compliance with all of our financial covenants.

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

Working Capital Facility. On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our “enterprise value,” determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of July 3, 2005, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of July 3, 2005, $1.0 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its “prime rate” plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of July 3, 2005, we were in compliance with all of our financial covenants.

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

Mortgages.  During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million, the proceeds of which were used to fund the purchases of land and construction of restaurants.  The loans generally require monthly payments of principal and interest.  On July 3, 2005 and January 2, 2005 the aggregate outstanding principal balance due on these loans was approximately $3.6 million and $6.4 million, respectively, of which approximately $0.1 million and $0.2 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.  We repaid one mortgage in May 2003, one in September 2003, two mortgages in April 2004 and one mortgage in February 2005.  The remaining mortgage outstanding as of July 3, 2005 bears interest at 8.98% and is scheduled to mature in March 2021.

Restaurant Operating Leases.  Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of July 3, 2005:

	Remainder of
	2005	2006	2007	2008	2009	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes, including interest	$3,937	$7,875	$7,875	$7,875	$7,875	$108,938	$144,375
Mortgage loan with GE Capital Franchise Finance, including interest	218	436	436	435	435	4,888	6,848
Subtotal	4,155	8,311	8,311	8,310	8,310	113,826	151,223
Operating leases	9,628	19,181	19,606	19,351	18,857	112,451	199,074
Purchase commitments	17,815	—	—	—	—	—	17,815
Construction commitment	149	—	—	—	—	—	149
Letters of credit	1,000	—	—	—	—	—	1,000
Total	$32,747	$27,492	$27,917	$27,661	$27,167	$226,277	$369,261

During the first six months of fiscal 2005, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $7.8 million. We estimate that we will spend up to approximately $19.0 million in fiscal 2005, including the $7.8 million recorded in the first six months of fiscal 2005, to finance ordinary refurbishment of existing restaurants and capital expenditures for new restaurants, which is expected to be reduced by landlord development allowances of approximately $3.0 million. We anticipate that funds generated through operations and through borrowings under our working capital facility will be sufficient to fund planned expansion.  We cannot be sure, however, that this will be the case.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion No. 29 “Accounting for Non-monetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this statement will not have any effect on the Company’s consolidated financial statements.

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

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) 05-06 “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. The adoption of EITF 05-06 will not have a material effect on the Company’s consolidated financial statements.

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

As of July 3, 2005, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 3, 2005, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest. Our other indebtedness, our 7.5% senior secured notes and our mortgage, are payable at a fixed rate of interest. As of July 3, 2005, there were no borrowings outstanding under our floating rate working capital facility. As a result, a hypothetical 10% fluctuation in interest rates would not have any impact on earnings for the six month period ended July 3, 2005.

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

Item 1.  Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in West Palm Beach as a collective action (hereafter referred to as “West Palm Beach arbitration”) with approximately thirty claimants. The second is proceeding in Miami as a consolidated action (hereafter “Miami arbitration”) with approximately six claimants.  Potential class members in the West Palm Beach arbitration were sent notices notifying them of the arbitration and advising them if they wish to participate in the arbitration they must sign and return a consent form.  In addition, there are two individual demands for arbitration pending in Florida which may ultimately be joined to the Miami arbitration.

In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Miami claimants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but is allowing the case to proceed as a collective action. The Boston arbitrator has ruled that the claimants may proceed as a class, but to date there are only three people in the class and no class has been certified. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

In November 2004, current and former employees of the Sacramento Morton’s commenced a federal lawsuit asserting individual, representative and class claims against the Sacramento Morton’s and several other Morton’s restaurants.  The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition.  The plaintiffs seek restitution of tips, meal and break period compensation and attorney’s fees. Dismissals with prejudice for all defendants, except the Sacramento Morton’s, were granted.  The claims against the Sacramento Morton’s steakhouse have been move to arbitration.

In May 2005, a former employee of the Boston restaurant filed a nationwide class action complaint in federal court in Massachusetts alleging that the tip out violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration.   While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association.  The demand for arbitration alleges the same facts as the lawsuit filed in federal court.  The motion to dismiss is still pending in federal court.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date	August 15, 2005	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board, President
and Chief Executive Officer

Date	August 15, 2005	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President,
Chief Financial Officer and Director