Form 10-Q
period 2005-10-02
MORTONS RESTAURANT GROUP INC
filed 2005-11-15
CIK 883981

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒.

As of November 14, 2005, the registrant had 1,000 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

INDEX

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of October 2, 2005 (unaudited) and January 2, 2005

Consolidated Statements of Operations for the three and nine month periods ended October 2, 2005 and October 3, 2004 - unaudited

Consolidated Statements of Cash Flows for the nine month periods ended October 2, 2005 and October 3, 2004 - unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Part II - Other Information

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

Part I - Financial Information

Item 1.  Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	October 2, 2005	January 2, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,887	$10,179
Restricted cash	417	548
Marketable securities	8,176	4,112
Accounts receivable	5,421	4,346
Inventories	8,991	9,302
Prepaid expenses and other current assets	7,404	6,600
Deferred income taxes	3,864	5,237

Total current assets	40,160	40,324

Property and equipment, at cost:
Furniture, fixtures and equipment	19,791	16,499
Buildings and leasehold improvements	56,066	45,139
Land	8,474	8,474
Construction in progress	258	5,234
	84,589	75,346
Less accumulated depreciation and amortization	19,219	13,859
Net property and equipment	65,370	61,487

Intangible asset	92,000	92,000
Goodwill	61,528	61,789
Other assets and deferred expenses, net	8,286	8,836
	$267,344	$264,436

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	October 2, 2005	January 2, 2005
	(unaudited)
Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$6,023	$6,390
Accrued expenses	32,361	30,902
Current portion of obligations to financial institutions	111	521
Accrued income taxes	511	379

Total current liabilities	39,006	38,192

7.5% senior secured notes, net of unamortized discount of $11,878 and $13,283 at October 2, 2005 and January 2, 2005, respectively	93,122	91,717
Obligations to financial institutions, less current maturities	3,497	6,636
Deferred income taxes	21,910	23,004
Other liabilities	12,489	7,546

Total liabilities	170,024	167,095

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares at October 2, 2005 and January 2, 2005	—	—
Additional paid-in capital	97,077	97,077
Accumulated other comprehensive income	205	189
Retained earnings	38	75

Total stockholder’s equity	97,320	97,341

	$267,344	$264,436

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands)

	Three month periods ended		Nine month periods ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(unaudited)
Revenues	$66,844	$61,789	$217,122	$199,682

Food and beverage costs	22,279	21,105	72,328	67,566
Restaurant operating expenses	34,379	31,407	104,109	95,457
Pre-opening costs, depreciation and amortization	2,622	1,939	7,377	5,319
General and administrative expenses	5,793	4,463	16,431	14,011
Marketing and promotional expenses	1,178	2,133	4,082	7,002
Costs associated with the repayment of certain debt	—	—	174	264
Gain on sale of investment	—	—	(664)	—
Interest expense, net	2,706	2,768	8,085	8,706
Management fee paid to related party	700	700	2,100	2,100

(Loss) income before income taxes	(2,813)	(2,726)	3,100	(743)

Income tax (benefit) expense	(1,157)	731	1,681	1,326

Net (loss) income	$(1,656)	$(3,457)	$1,419	$(2,069)

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	October 2, 2005	October 3, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,419	$(2,069)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	8,238	8,025
Gain on sale of investment	(664)	—
(Gain) loss on marketable securities	(96)	110
Deferred income taxes	540	946
Change in assets and liabilities:
Accounts receivable	(1,073)	(1,126)
Inventories	316	570
Prepaid expenses and other assets	(1,090)	(928)
Accounts payable, accrued expenses and other liabilities	5,342	(497)
Accrued income taxes	143	(159)
Net cash provided by operating activities	13,075	4,872

Cash flows from investing activities:
Purchases of property and equipment	(9,192)	(6,438)
Proceeds from sale of investment	674	—
Purchase of marketable securities	(3,968)	(7,295)
Proceeds from sale of marketable securities	—	6,217
Net cash used in investing activities	(12,486)	(7,516)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	(3,549)	(5,652)
Payment of deferred financing costs	—	(550)
Dividends paid	(1,456)	(6,789)
Decrease in restricted cash	131	323
Net cash used in financing activities	(4,874)	(12,668)

Effect of exchange rate changes on cash	(7)	3

Net decrease in cash and cash equivalents	(4,292)	(15,309)

Cash and cash equivalents at beginning of period	10,179	17,997

Cash and cash equivalents at end of period	$5,887	$2,688

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

October 2, 2005 and October 3, 2004

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

2)                                     Recent Events

During 2005, the Company received proceeds of approximately $674,000 from the sale of stock in Charlie Brown’s Acquisition Corp., an affiliate of Castle Harlan, Inc., and recorded a gain on the sale of its investment of approximately $664,000 in the consolidated statement of operations for the nine month period ended October 2, 2005.

3)                                     Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company paid cash interest of approximately $4,566,000 (which includes capitalized interest of approximately $151,000) and $5,322,000 (which includes capitalized interest of approximately $46,000), and income taxes, net of refunds, of approximately $1,004,000 and $542,000, for the nine month periods ended October 2, 2005 and October 3, 2004, respectively.

4)                                     Restricted Cash

Restricted cash of $417,000 and $548,000 as of October 2, 2005 and January 2, 2005, respectively, represents cash collateral relating to an interest rate swap agreement with Bank of America, formerly Fleet National Bank (“B of A”). See Note 6.

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

6)                                     Derivative Financial Instruments

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  As of October 2, 2005, the Company’s derivative financial instrument consists of one interest rate swap agreement with a notional amount of $20,000,000, which expired on October 24, 2005. Additionally, one interest rate swap agreement with a notional amount of $20,000,000 expired in October 2004. The Company’s interest rate swap agreements are accounted for as speculative instruments and resulting changes in fair market value have been charged or credited to interest expense, net in the consolidated statements of operations.  As of October 2, 2005, in accordance with SFAS No. 133 the receivable was approximately $25,000. As of January 2, 2005, in accordance with SFAS No. 133, the liability was approximately $77,000.

7)                                     Comprehensive Income

The components of comprehensive income for the nine month periods ended October 2, 2005 and October 3, 2004 are as follows (amounts in thousands):

	Nine month periods ended
	October 2, 2005	October 3, 2004

Net income (loss)	$1,419	$(2,069)
Other comprehensive income (loss):
Foreign currency translation	16	(1)
Total comprehensive income (loss)	$1,435	$(2,070)

8)                                     Dividend

On June 4, 2004, MHCI completed a $40,000,000 14% senior secured notes offering. The notes are secured by the assets of MHCI, which include the stock of MRG.  The notes are not secured by the assets of, nor are they guaranteed by, MRG or any of its subsidiaries.

Pursuant to the MHCI notes, if at the end of a fiscal quarter the Company has cash and cash equivalents and marketable securities in excess of $5,000,000, excluding up to $750,000 of cash and cash equivalents held by one or more of the Company’s foreign subsidiaries, and is permitted to pay a dividend under the Restricted Payments covenant of the 7.5% senior secured notes (defined therein), the Company is required to pay a dividend, to the extent permitted, to MHCI to repay outstanding Paid In Kind (“PIK”)

notes that had been issued in lieu of interest payments.  The dividend will be in the amount of the lesser of the excess cash and cash equivalents and marketable securities over the $5,000,000 threshold or the aggregate outstanding PIK notes. On May 12, 2005 and August 17, 2005, the Company paid such dividends of approximately $995,000 and $461,000, respectively, to MHCI.

9)                                     Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements.  MHLLC’s Board approved 1,711,344 common units available for grant of which 1,497,585, 28,600, 20,800, 1,600 and 150,000 were granted in fiscal 2003, fiscal 2004, on January 25, 2005, on May 24, 2005 and on July 26, 2005, respectively.  The fair value of each common unit granted during fiscal 2003, fiscal 2004, on January 25, 2005, on May 24, 2005 and on July 26, 2005 was $0.01.  Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting.  Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date.  However, if the employee has been continuously employed by the Company from the date of grant to the date of a change of control, any unvested time vesting units will immediately vest simultaneously with the consummation of the change of control. In addition, fifty percent of the common units will vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date.  Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement.  Stock-based employee compensation expense related to this plan is charged to the Company based on the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, the Company recognized compensation expense relating to the vesting of common units granted in our consolidated statements of operations for the three and nine month periods ended October 2, 2005 and October 3, 2004.  The compensation expense recorded during the three and nine month periods ended October 2, 2005 and October 3, 2004, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the respective period.  The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period.  Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

Activity relating to the common units granted pursuant to employee subscription agreements is as follows:

	Unvested Common Units	Vested Common Units	Total Common Units
Common units outstanding as of January 4, 2004	1,482,385	—	1,482,385
Granted units	28,600	—	28,600
Vested units	—	—	—
Forfeited units	(17,600)	—	(17,600)
Common units outstanding as of January 2, 2005	1,493,385	—	1,493,385
Granted units	172,400	—	172,400
Vested units	(255,850)	255,850	—
Forfeited units	(175,254)	—	(175,254)
Common units outstanding as of October 2, 2005	1,234,681	255,850	1,490,531

As of October 2, 2005, there were 220,813 common units available for grant.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of operations and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective the first annual reporting period that begins after June 15, 2005.  As the Company already charges stock-based employee compensation expense related to units issued pursuant to employee subscription agreements based on the fair value of such units, the adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

10)                              Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004

Domestic	$(3,375)	$(2,905)	$1,363	$(1,581)
Foreign	562	179	1,737	838
Total	$(2,813)	$(2,726)	$3,100	$(743)

11)                              Restaurant Activity

During July 2004, a new Morton’s steakhouse was opened in White Plains, New York. During the first quarter of 2005, new Morton’s steakhouses were opened in Bethesda, Maryland; Charlotte, North Carolina and Chicago, Illinois. During August 2005, a new Morton’s steakhouse was opened in Atlantic City, New Jersey. With the exception of the Morton’s steakhouse in New Orleans, which has been closed temporarily due to the effects of Hurricane Katrina, no restaurants were closed during the nine month periods ended October 2, 2005 and October 3, 2004.

As a result of the impact of Hurricane Katrina, the Morton’s steakhouse located in New Orleans is currently closed. The Company is developing a plan to re-open the restaurant. Currently, the restaurant is expected to re-open during the first quarter of fiscal 2006. During the third quarter of fiscal 2005, the Company recorded an insurance receivable of approximately $265,000 relating to the write-off of inventory and other costs which is included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet. Based on its insurance coverage, the Company believes that additional insurance recoveries will be recorded in the fourth quarter of fiscal

2005 and possibly in future periods, although there is no assurance that any future recoveries will be received.

The Company has signed leases to open new Morton’s steakhouses in Troy, Michigan; Coral Gables, Florida, Northbrook, Illinois and Fort Lauderdale, Florida. During August 2005, the Company entered a termination agreement relating to the lease for its current Chicago headquarters, which will be relocated in downtown Chicago.

The Company records rental expense on a straight-line basis from the date that the Company takes control of the premises over the lease term. Any difference between the calculated expense and the amounts actually paid are reflected as a deferred rent liability included in other liabilities in the consolidated balance sheets. The Company also includes landlord allowances for leasehold improvements, furniture, fixtures and equipment in the deferred rent liability. These amounts are amortized as a reduction of rent expense on a straight-line basis from the date that the Company takes control of the premises over the lease term. The Company has a policy of capitalizing the portion of deferred rent during the construction period in leasehold improvements. During October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”) which requires a lessee to cease capitalizing rental costs during the construction period as of the first reporting period beginning after December 15, 2005, which is the effective date of FSP 13-1. In accordance with FSP 13-1, beginning January 2, 2006 rental costs incurred during the construction period will be recognized as rental expense.

12)                              Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action (hereafter referred to as “Palm Beach arbitration”) with approximately thirty-five claimants. The second is proceeding in Miami as a consolidated action (hereafter “Miami arbitration”) with approximately six claimants.  Potential class members in the Palm Beach arbitration were sent notices notifying them of the arbitration and advising them if they wish to participate in the arbitration they must sign and return a consent form. The plaintiff received eight opt-in notices but of the eight, five were already claimants, therefore there are only 3 new claimants.  In addition, there are two individual demands for arbitration pending in Florida which may ultimately be joined to the Miami arbitration.

In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Miami claimants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but is allowing the case to proceed as a collective action. The Boston arbitrator has ruled that the claimants may proceed as a class, but to date there are only three people in the class and recently ruled that there would be no automatic certification. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

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

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position.

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

Supplemental Consolidating Balance Sheet

October 2, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,764	$3,779	$344	$—	$5,887
Restricted cash	417	—	—	—	417
Marketable securities	8,176	—	—	—	8,176
Accounts receivable	—	5,132	289	—	5,421
Inventories	—	8,425	566	—	8,991
Prepaid expenses and other current assets	626	6,750	28	—	7,404
Deferred income taxes	1,958	1,906	—	—	3,864

Total current assets	12,941	25,992	1,227	—	40,160

Property and equipment, net	137	64,416	817	—	65,370
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,528	—	—	61,528
Other assets and deferred expenses, net	6,941	3,564	301	(2,520)	8,286
Amounts due from affiliates	103,186	—	1,808	(104,994)	—
	$123,205	$247,500	$4,153	$(107,514)	$267,344

Supplemental Consolidating Balance Sheet

October 2, 2005

(unaudited)

(amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$5,687	$31,744	$953	$—	$38,384
Current portion of obligations to financial institution	—	111	—	—	111
Accrued income taxes	(8,399)	9,789	(879)	—	511
Amounts due to affiliates	—	104,994	—	(104,994)	—

Total current liabilities	(2,712)	146,638	74	(104,994)	39,006

7.5% senior secured notes, net of unamortized discount of $11,878	93,122	—	—	—	93,122
Obligations to financial institution, less current maturities	—	3,497	—	—	3,497
Deferred income taxes	—	21,910	—	—	21,910
Other liabilities	(27)	12,399	117	—	12,489

Total liabilities	90,383	184,444	191	(104,994)	170,024

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,077	2,520	—	(2,520)	97,077
Accumulated other comprehensive income (loss)	—	425	(220)	—	205
(Accumulated deficit) retained earnings	(64,255)	60,111	4,182	—	38

Total stockholder’s equity	32,822	63,056	3,962	(2,520)	97,320

	$123,205	$247,500	$4,153	$(107,514)	$267,344

Supplemental Consolidating Balance Sheet

January 2, 2005

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,014	$535	$630	$—	$10,179
Restricted cash	548	—	—	—	548
Marketable securities	4,112	—	—	—	4,112
Accounts receivable	1	4,172	173	—	4,346
Inventories	—	8,717	585	—	9,302
Prepaid expenses and other current assets	677	5,866	57	—	6,600
Deferred income taxes	(991)	6,228	—	—	5,237

Total current assets	13,361	25,518	1,445	—	40,324

Property and equipment, net	147	60,227	1,113	—	61,487
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,789	—	—	61,789
Other assets and deferred expenses, net	7,774	3,297	285	(2,520)	8,836
Amounts due from affiliates	119,894	—	179	(120,073)	—
	$141,176	$242,831	$3,022	$(122,593)	$264,436

Supplemental Consolidating Balance Sheet

January 2, 2005

(Amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$4,348	$31,698	$1,246	$—	$37,292
Current portion of obligations to financial institutions	—	521	—	—	521
Accrued income taxes	(3,850)	4,827	(598)	—	379
Amounts due from affiliates	—	120,073	—	(120,073)	—

Total current liabilities	498	157,119	648	(120,073)	38,192

7.5% senior secured notes, net of unamortized discount of $13,283	91,717	—	—	—	91,717
Obligations to financial institutions, less current maturities	—	6,636	—	—	6,636
Deferred income taxes	—	23,004	—	—	23,004
Other liabilities	(42)	7,493	95	—	7,546

Total liabilities	92,173	194,252	743	(120,073)	167,095

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 1,000 shares	—	—	—	—	—
Additional paid-in capital	97,077	2,520	—	(2,520)	97,077
Accumulated other comprehensive income (loss)	—	355	(166)	—	189
(Accumulated deficit) retained earnings	(48,074)	45,704	2,445	—	75

Total stockholder’s equity	49,003	48,579	2,279	(2,520)	97,341

	$141,176	$242,831	$3,022	$(122,593)	$264,436

Supplemental Consolidating Statement of Operations

Three month period ended October 2, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,996	$63,239	$3,605	$(3,996)	$66,844

Food and beverage costs	—	21,051	1,228	—	22,279
Restaurant operating expenses	—	32,665	1,714	—	34,379
Pre-opening costs, depreciation and amortization	15	2,546	61	—	2,622
General and administrative expenses	5,793	3,996	—	(3,996)	5,793
Marketing and promotional expenses	—	1,138	40	—	1,178
Interest expense, net	2,668	38	—	—	2,706
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(5,180)	1,805	562	—	(2,813)

Income tax benefit	(1,157)	—	—	—	(1,157)

Net (loss) income	$(4,023)	$1,805	$562	$—	$(1,656)

Supplemental Consolidating Statement of Operations

Three month period ended October 3, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$3,700	$58,836	$2,953	$(3,700)	$61,789

Food and beverage costs	—	20,097	1,008	—	21,105
Restaurant operating expenses	—	29,879	1,528	—	31,407
Pre-opening costs, depreciation and amortization	3	1,790	146	—	1,939
General and administrative expenses	4,463	3,700	—	(3,700)	4,463
Marketing and promotional expenses	—	2,041	92	—	2,133
Interest expense, net	2,643	125	—	—	2,768
Management fee paid to related party	700	—	—	—	700

(Loss) income before income taxes	(4,109)	1,204	179	—	(2,726)

Income tax expense	731	—	—	—	731

Net (loss) income	$(4,840)	$1,204	$179	$—	$(3,457)

Supplemental Consolidating Statement of Operations

Nine month period ended October 2, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$12,980	$206,285	$10,837	$(12,980)	$217,122

Food and beverage costs	—	68,785	3,543	—	72,328
Restaurant operating expenses	—	99,060	5,049	—	104,109
Pre-opening costs, depreciation and amortization	45	6,975	357	—	7,377
General and administrative expenses	16,431	12,980	—	(12,980)	16,431
Marketing and promotional expenses	—	3,931	151	—	4,082
Costs associated with the repayment of certain debt	174	—	—	—	174
Gain on sale of investment	(664)	—	—	—	(664)
Interest expense, net	7,938	147	—	—	8,085
Management fee paid to related party	2,100	—	—	—	2,100

(Loss) income before income taxes	(13,044)	14,407	1,737	—	3,100

Income tax expense	1,681	—	—	—	1,681

Net (loss) income	$(14,725)	$14,407	$1,737	$—	$1,419

Supplemental Consolidating Statement of Operations

Nine month period ended October 3, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$11,958	$190,286	$9,396	$(11,958)	$199,682

Food and beverage costs	—	64,430	3,136	—	67,566
Restaurant operating expenses	—	90,680	4,777	—	95,457
Pre-opening costs, depreciation and amortization	9	4,938	372	—	5,319
General and administrative expenses	14,011	11,958	—	(11,958)	14,011
Marketing and promotional expenses	—	6,729	273	—	7,002
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	8,124	582	—	—	8,706
Management fee paid to related party	2,100	—	—	—	2,100

(Loss) income before income taxes	(12,550)	10,969	838	—	(743)

Income tax expense	1,326	—	—	—	1,326

Net (loss) income	$(13,876)	$10,969	$838	$—	$(2,069)

Supplemental Consolidating Statement of Cash Flows

Nine month period ended October 2, 2005

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,725)	$14,407	$1,737	$1,419
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	2,273	5,588	377	8,238
Gain on sale of investment	(664)	—	—	(664)
Gain on marketable securities	(96)	—	—	(96)
Deferred income taxes	(2,949)	3,489	—	540
Change in assets and liabilities:
Accounts receivable	1	(961)	(113)	(1,073)
Inventories	—	294	22	316
Prepaid expenses and other assets	16,759	(16,229)	(1,620)	(1,090)
Accounts payable, accrued expenses and other liabilities	1,354	4,358	(370)	5,342
Accrued income taxes	(4,549)	4,962	(270)	143
Net cash (used in) provided by operating activities	(2,596)	15,908	(237)	13,075

Cash flows from investing activities:
Purchases of property and equipment	(35)	(9,115)	(42)	(9,192)
Proceeds from sale of investment	674	—	—	674
Purchase of marketable securities	(3,968)	—	—	(3,968)
Net cash used in investing activities	(3,329)	(9,115)	(42)	(12,486)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(3,549)	—	(3,549)
Dividends paid	(1,456)	—	—	(1,456)
Decrease in restricted cash	131	—	—	131
Net cash used in financing activities	(1,325)	(3,549)	—	(4,874)

Effect of exchange rate changes on cash	—	—	(7)	(7)

Net (decrease) increase in cash and cash equivalents	(7,250)	3,244	(286)	(4,292)

Cash and cash equivalents at beginning of period	9,014	535	630	10,179

Cash and cash equivalents at end of period	$1,764	$3,779	$344	$5,887

Supplemental Consolidating Statement of Cash Flows

Nine month period ended October 3, 2004

(unaudited)

(amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,876)	$10,969	$838	$(2,069)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	2,105	5,489	431	8,025
Loss on marketable securities	110	—	—	110
Deferred income taxes	2,919	(1,973)	—	946
Change in assets and liabilities:
Accounts receivable	(62)	(1,025)	(39)	(1,126)
Inventories	—	482	88	570
Prepaid expenses and other assets	9,403	(9,187)	(1,144)	(928)
Accounts payable, accrued expenses and other liabilities	1,469	(1,765)	(201)	(497)
Accrued income taxes	(10,630)	10,663	(192)	(159)
Net cash (used in) provided by operating activities	(8,562)	13,653	(219)	4,872

Cash flows from investing activities:
Purchases of property and equipment	(61)	(6,348)	(29)	(6,438)
Purchase of marketable securities	(7,295)	—	—	(7,295)
Proceeds from sale of marketable securities	6,217	—	—	6,217
Net cash used in investing activities	(1,139)	(6,348)	(29)	(7,516)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(5,652)	—	(5,652)
Payment of deferred financing costs	(550)	—	—	(550)
Dividends paid	(6,789)	—	—	(6,789)
Decrease in restricted cash	323	—	—	323
Net cash used in financing activities	(7,016)	(5,652)	—	(12,668)

Effect of exchange rate changes on cash	—	—	3	3

Net (decrease) increase in cash and cash equivalents	(16,717)	1,653	(245)	(15,309)

Cash and cash equivalents at beginning of period	17,911	(614)	700	17,997

Cash and cash equivalents at end of period	$1,194	$1,039	$455	$2,688

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Our net loss for the three month period ended October 2, 2005 was $1.7 million compared to a net loss of $3.5 million for the three month period ended October 3, 2004.  The change is primarily due to an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs as discussed below.  Our net income for the nine month period ended October 2, 2005 was $1.4 million compared to a net loss of $2.1 million for the nine month period ended October 3, 2004.  The increase is primarily due to an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs, and a decrease in marketing and promotional expenses partially offset by increases in pre-opening costs as discussed below.

Revenues increased $5.1 million, or 8.2%, to $66.8 million for the three month period ended October 2, 2005 from $61.8 million for the three month period ended October 3, 2004. Revenues increased $1.0 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $4.3 million due to the opening of five new restaurants (four in fiscal 2005 and one in fiscal 2004). Revenues decreased $0.2 million due to the temporary closing of the Morton’s steakhouse located in New Orleans as a result of the impact of Hurricane Katrina. Average revenue per restaurant open all of either period increased 3.3%. Revenues for the three month period ended October 2, 2005 also reflect the impact of an aggregate menu price increase of approximately 0.5% in May 2005.

Revenues increased $17.4 million, or 8.7%, to $217.1 million for the nine month period ended October 2, 2005 from $200.0 million for the nine month period ended October 3, 2004. Revenues increased $4.4 million due to an increase in comparable revenues from restaurants open all of both fiscal years. Revenues increased $13.0 million due to the opening of five new restaurants (four in fiscal 2005 and one in fiscal 2004). Average revenue per restaurant open all of either period increased 2.9%. Revenues for the nine month period ended October 2, 2005 also reflect the impact of aggregate menu price increases of approximately 3% in February 2004 and approximately 0.5% in May 2005.

Percentage changes in comparable restaurant revenues for the three and nine month periods ended October 2, 2005 versus October 3, 2004 for restaurants open all of both periods are as follows:

	Three month period ended October 2, 2005 vs. October 3, 2004 Percentage Change	Nine month period ended October 2, 2005 vs. October 3, 2004 Percentage Change

Morton’s	1.7%	2.3%
Bertolini’s	3.4%	2.7%
Total	1.8%	2.3%

Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume.

Food and beverage costs increased $1.2 million, or 5.6%, to $22.3 million for the three month period ended October 2, 2005 from $21.1 million for the three month period ended October 3, 2004. These costs increased $4.8 million, or 7.0%, to $72.3 million for the nine month period ended October 2, 2005 from

$67.6 million for the nine month period ended October 3, 2004. This increase was primarily due to the opening of four additional restaurants in fiscal 2005. These costs as a percentage of revenues decreased by 0.9 % to 33.3% for the three month period ended October 2, 2005 from 34.2% for the three month period ended October 3, 2004 and decreased by 0.5% to 33.3% for the nine month period ended October 2, 2005 from 33.8% for the nine month period ended October 3, 2004.  During fiscal 2004 high demand for U.S. beef products decreased the availability of USDA prime beef which resulted in increased food costs.  We were generally able to offset such cost increases with the benefit of menu price increases, which resulted in a slight increase in food and beverage costs as a percentage of revenues for fiscal 2004.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $3.0 million, or 9.5%, to $34.4 million for the three month period ended October 2, 2005 from $31.4 million for the three month period ended October 3, 2004. These costs increased $8.7 million, or 9.1%, to $104.1 million for the nine month period ended October 2, 2005 from $95.5 million for the nine month period ended October 3, 2004.  Restaurant operating expenses as a percentage of revenues increased 0.6% to 51.4% for the three month period ended October 2, 2005 from 50.8% for the three month period ended October 3, 2004 and increased 0.1% to 47.9% for the nine month period ended October 2, 2005 from 47.8% for the nine month period ended October 3, 2004.  These increases were primarily due to the opening of four additional restaurants in fiscal 2005 and increases in labor and benefit costs.  Included in the three month periods ended October 2, 2005 and October 3, 2004 is non-cash rent recorded in accordance with SFAS No. 13 of $0.2 million and $0.4 million, respectively.  Included in the nine month periods ended October 2, 2005 and October 3, 2004 is non-cash rent recorded in accordance with SFAS No. 13 of $0.7 million and $1.2 million, respectively.

Pre-opening costs, depreciation and amortization increased $0.7 million, or 35.2%, to $2.6 million for the three month period ended October 2, 2005 from $1.9 million for the three month period ended October 3, 2004. These costs as a percentage of revenues increased by 0.8% to 3.9% for the three month period ended October 2, 2005 from 3.1% for the three month period ended October 3, 2004.  These costs increased $2.1 million, or 38.7%, to $7.4 million for the nine month period ended October 2, 2005 from $5.3 million for the nine month period ended October 3, 2004. These costs as a percentage of revenues increased by 0.7% to 3.4% for the nine month period ended October 2, 2005 from 2.7% for the nine month period ended October 3, 2004.  We expense all costs incurred during start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense increased $0.4 million to $0.7 million for the three month period ended October 2, 2005 from $0.3 million for the three month period ended October 3, 2004 and increased $1.5 million to $2.1 million for the nine month period ended October 2, 2005 from $0.6 for the nine month period ended October 3, 2004. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

General and administrative expenses increased $1.3 million, or 29.8%, to $5.8 million for the three month period ended October 2, 2005 from $4.5 million for the three month period ended October 3, 2004. These costs increased $2.4 million, or 17.3%, to $16.4 million for the nine month period ended October 2, 2005 from $14.0 million for the nine month period ended October 3, 2004. These costs as a percentage of revenues increased 1.5% to 8.7% for the three month periods ended October 2, 2005 from 7.2% for the three month period ended October 3, 2004 and increased 0.6% to 7.6% for the nine month period ended October 2, 2005 from 7.0% for the nine month period ended October 3, 2004.  These increases were primarily due to increased legal and professional costs and salary, bonus and benefit costs.

Marketing and promotional expenses decreased $1.0 million, or 44.8%, to $1.2 million for the three month period ended October 2, 2005 from $2.1 million for the three month period ended October 3, 2004. These costs decreased $2.9 million, or 41.7%, to $4.1 million for the nine month period ended October 2, 2005 from $7.0 million for the nine month period ended October 3, 2004. These costs as a percentage of revenues decreased 1.7% to 1.8% for the three month period ended October 2, 2005 from 3.5% for the three month period ended October 3, 2004 and decreased 1.6% to 1.9% for the nine month period ended October 2, 2005 from 3.5% for the nine month period ended October 3, 2004. These decreases were primarily due to decreased spending for print media advertising.

Costs associated with the repayment of certain debt of $0.2 million and $0.3 million for the nine month periods ended October 2, 2005 and October 3, 2004, respectively, represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Gain on sale of investment of $0.7 million for the nine month period ended October 2, 2005 represents a gain from the sale of stock in a privately owned company.

Interest expense, net, decreased $0.1 million, or 2.2%, to $2.7 million for the three month period ended October 2, 2005 from $2.8 million for the three month period ended October 3, 2004 and decreased $0.6 million, or 7.1%, to $8.1 million for the nine month period ended October 2, 2005 from $8.7 million for the nine month period ended October 3, 2004.  These decreases are primarily due to the repayment of certain mortgages in April 2004 and February 2005. Interest income was not significant in any of these periods.

Management fee paid to related party was $0.7 million for the three month periods ended October 2, 2005 and October 3, 2004 and $2.1 million for the nine month periods ended October 2, 2005 and October 3, 2004. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc.

Provision for income taxes consisted of income tax expense of $1.7 million and $1.3 million for the nine month periods ended October 2, 2005 and October 3, 2004, respectively. Our 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our 7.5% senior secured notes and other non-deductible items. Our 2005 effective tax rate differs from our 2004 effective tax rate due to the fact that during the third quarter of fiscal 2004, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits.

Recent Events

On October 25, 2005, the Company announced that Allen J. Bernstein, Chairman, Chief Executive Officer and President will step down from the Company and its affiliated entities effective by December 31, 2005. The Company also announced that Thomas J. Baldwin, currently the Company’s Executive Vice President and Chief Financial Officer, will replace Mr. Bernstein.  On the effective date of Mr. Bernstein’s departure, Mr. Baldwin will become Chairman, Chief Executive Officer and President of the Company.  The Company is currently negotiating a separation agreement with Mr. Bernstein.  Upon completion of the agreement, the Company expects to incur a charge with respect to separation payments to Mr. Bernstein.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our working capital facility. We cannot be sure, however, that this will be the case. As of October 2, 2005, we had cash and cash equivalents of $5.9 million compared to $10.2 million as of January 2, 2005.

Working Capital and Cash Flows

In the past we have had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and or to pay a dividend, to the extent permitted, to MHCI to repay outstanding PIK notes. See Note 8 to our unaudited consolidated financial statements.

Operating Activities.  Cash flows provided by operating activities for the nine month period ended October 2, 2005 were $13.1 million, consisting primarily of a net increase in cash of $9.7 million resulting from net income before depreciation, amortization and other non-cash charges and an increase in accounts payable, accrued expenses and other liabilities of $5.3 million.

Investing Activities.  Cash flows used in investing activities for the nine month period ended October 2, 2005 were $12.5 million primarily due to purchases of property and equipment of $9.2 million, which include capital expenditures related to the three Morton’s steakhouses opened during the first quarter of fiscal 2005 and the one Morton’s steakhouse opened during the third quarter of fiscal 2005 and $4.0 million related to the purchase of marketable securities.

Financing Activities.  Cash flows used in financing activities for the nine month period ended October 2, 2005 were $4.9 million primarily consisting of net principal reduction on obligations to financial institutions of $3.5 million, primarily due to the early repayment of two mortgages aggregating $3.4 million, and the payment of a dividend of $1.5 million.

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

The indenture governing the 7.5% senior secured notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. As of October 2, 2005, we were in compliance with all of our financial covenants.

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

Working Capital Facility. On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. Our working capital facility matures on July 7, 2007. Availability under our working capital facility is limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount is defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our “enterprise value,” determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We are permitted to repay and reborrow such advances until the maturity date. As of October 2, 2005, we had no borrowings outstanding under our working capital facility. At our option, up to $7.5 million of the facility can consist of one or more letters of credit issued by the lender. As of October 2, 2005, $0.3 million was restricted for letters of credit under our working capital facility. Our working capital facility is guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest will accrue on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its “prime rate” plus 1.75%, or a LIBOR-based equivalent thereof. Interest is calculated on the basis of a 360-day year and will be payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contains certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contains various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also requires us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of October 2, 2005, we were in compliance with all of our financial covenants.

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

Mortgages.  During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million, the proceeds of which were used to fund the purchases of land and construction of restaurants.  The loans generally require monthly payments of principal and interest.  On October 2, 2005 and January 2, 2005 the aggregate outstanding principal balance due on these loans was approximately $3.6 million and $6.4 million, respectively, of which approximately $0.1 million and $0.2 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets.  We repaid one mortgage in May 2003, one in September 2003, two mortgages in April 2004 and one mortgage in February 2005.  The remaining mortgage outstanding as of October 2, 2005 bears interest at 8.98% and is scheduled to mature in March 2021.

Restaurant Operating Leases.  Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments.  The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of October 2, 2005:

	Remainder of
	2005	2006	2007	2008	2009	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes, including interest	$3,938	$7,875	$7,875	$7,875	$7,875	$108,938	$144,376
Mortgage loan with GE Capital Franchise Finance, including interest	109	436	436	435	435	4,888	6,739
Subtotal	4,047	8,311	8,311	8,310	8,310	113,826	151,115
Operating leases	4,792	19,348	20,262	20,054	19,560	123,982	207,998
Purchase commitments	9,064	2,310	—	—	—	—	11,374
Letters of credit	275	—	—	—	—	—	275
Total	$18,178	$29,969	$28,573	$28,364	$27,870	$237,808	$370,762

During the first nine months of fiscal 2005, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $11.2 million. We estimate that we will spend up to approximately $17.0 million in fiscal 2005, including the $11.2 million recorded in the first nine months of fiscal 2005, to finance ordinary refurbishment of existing restaurants and capital expenditures for new restaurants, which is expected to be reduced by landlord development allowances of approximately $3.1 million. We anticipate that funds generated through operations and through borrowings under our working capital facility will be sufficient to fund planned expansion.  We cannot be sure, however, that this will be the case.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of operations and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective the first annual reporting period that begins after June 15, 2005.  As the Company already charges stock-based employee compensation expense related to units issued pursuant to employee subscription agreements based on the fair value of such units the adoption of this statement will not have a material impact on the Company’s consolidated financial statements. See Note 9 to our unaudited consolidated financial statements.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. We have not yet determined the impact, if any, FIN 47 will have on the Company’s consolidated financial statements.

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

During October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”) which requires a lessee to cease capitalizing rental costs during the construction period as of the first reporting period beginning after December 15, 2005, which is the effective date of FSP 13-1. In accordance with FSP 13-1, beginning January 2, 2006 rental costs incurred during the construction period will be recognized as rental expense.

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

As of October 2, 2005, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 2, 2005, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our working capital facility that will be payable at floating rates of interest. Our other indebtedness, our 7.5% senior secured notes and our mortgage, are payable at a fixed rate of interest. As of October 2, 2005, there were no borrowings outstanding under our floating rate working capital facility. As a result, a hypothetical 10% fluctuation in interest rates would not have any impact on earnings for the nine month period ended October 2, 2005.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer.  The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is communicated and processed in a timely manner.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II  -  Other Information

Item 1.  Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Boston and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Boston arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action (hereafter referred to as “Palm Beach arbitration”) with approximately thirty-five claimants. The second is proceeding in Miami as a consolidated action (hereafter “Miami arbitration”) with approximately six claimants.  Potential class members in the Palm Beach arbitration were sent notices notifying them of the arbitration and advising them if they wish to participate in the arbitration they must sign and return a consent form. The plaintiff received eight opt-in notices but of the eight, five were already claimants, therefore there are only 3 new claimants.  In addition, there are two individual demands for arbitration pending in Florida which may ultimately be joined to the Miami arbitration.

In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The arbitrator in the New York arbitrations has permitted the complainants to consolidate their arbitrations into one action and proceed as a collective action. The Miami claimants are also seeking to consolidate their arbitrations. The arbitrator has ruled that the claims cannot be consolidated but is allowing the case to proceed as a collective action. The Boston arbitrator has ruled that the claimants may proceed as a class, but to date there are only three people in the class and the arbitrator recently ruled that there would be no automatic certification. The Company intends to and is contesting these matters vigorously. Management believes an adverse opinion in any one of these cases would not have a material adverse impact on the Company’s financial condition.

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

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s consolidated financial position.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date	November 14, 2005	By:	/s/ ALLEN J. BERNSTEIN
Allen J. Bernstein
Chairman of the Board, President
and Chief Executive Officer

Date	November 14, 2005	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Executive Vice President,
Chief Financial Officer and Director