Form 10-K
period 2006-01-01
MORTONS RESTAURANT GROUP INC
filed 2006-04-03
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-12692

MORTON’S RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3490149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

325 North LaSalle Street, Suite 500, Chicago, Illinois	60610
(Address of principal executive offices)	(zip code)

312-923-0030

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  or  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  or  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  or  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b of the Act).    Yes  ☐  or  No  ☒

As of March 16, 2006, the registrant had 16,900,450 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part I

Item 1.	Business

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006, was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of MRG on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. As used in this Report, except where the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to MRG and its consolidated subsidiaries. In February 2006, MRG and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,0000 shares of common stock, respectively, at $17.00 per share. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of the Company’s IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00, 801,950 additional shares of common stock, resulting in additional net proceeds (after deducting underwriting discounts and commissions) to the Company of approximately $12.7 million.

General

As of January 1, 2006, the Company owned and operated 69 Morton’s The Steakhouse restaurants (“Morton’s”) and 4 Bertolini’s Authentic Trattoria restaurants (“Bertolini’s”). Morton’s are upscale steakhouse restaurants associated with a fine steakhouse dining experience. Bertolini’s are designed as white tablecloth, authentic Italian trattorias. These concepts appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

Morton’s The Steakhouse Restaurants

As of January 1, 2006, the Company owned and operated 69 Morton’s steakhouses, including 65 domestic restaurants located in 60 cities across 28 states and San Juan, Puerto Rico, and four international locations (Toronto, Canada; Vancouver, Canada; Singapore and Hong Kong). During fiscal 2005, new Morton’s steakhouses opened in Bethesda, Maryland; Charlotte, North Carolina; Chicago, Illinois and Atlantic City, New Jersey. The Company currently has signed leases for six new Morton’s steakhouses in Anaheim, California; Coral Gables, Florida; Fort Lauderdale, Florida; Northbrook, Illinois; Troy, Michigan and Houston, Texas.

Morton’s strives to provide its guests the highest quality cuisine, an extensive selection of wines and exceptional service in an enjoyable dining environment. Morton’s steakhouses feature USDA prime aged beef in the United States and Canada and comparable high quality aged beef in its steakhouses in Asia, including, among other cuts, a 24 oz. porterhouse, a 20 oz. New York strip sirloin and a 16 oz. ribeye steak. While the emphasis is on steaks, Morton’s menu selection is broad enough to appeal to many taste preferences and desires. Morton’s offers a wide selection of appetizers and salads. Besides featuring USDA prime aged steak, Morton’s menu includes other fresh premium items including lamb, chicken, lobster and a variety of other seafood. Complementing its substantial main course selections, Morton’s dessert menu features its original Morton’s Legendary Hot Chocolate Cake, New York cheesecake, crème brulee and soufflés. In addition, each Morton’s steakhouse has a fully stocked bar and extensive premium wine list that offers approximately 200 wine selections in all restaurants, and a broader list of over 400 wines in selected restaurants. The Morton’s tableside menu presentation by the server highlights the quality of its products, personalizes the dining experience and underscores Morton’s focus on premium service. In addition, all Morton’s steakhouses feature an open display kitchen where the chefs and grills are visible, which increases the energy level of the restaurant and enhances the guests’ experience.

Morton’s caters primarily to high-end, business-oriented clientele. All Morton’s are open seven days a week. The 59 Morton’s serving only dinner are typically open from 5:00 p.m. to 11:30 p.m., while the ten Morton’s serving both dinner and lunch typically open at 11:30 a.m. for the lunch period. All except for one

Morton’s have on-premises, private dining and meeting facilities referred to as “Boardrooms.” During the fiscal year ended January 1, 2006, the average per-person check, including lunch, dinner and Boardroom, was approximately $87.00. Management believes that a vast majority of Morton’s weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 29% of Morton’s revenues during fiscal 2005. In the nine Morton’s serving both dinner and lunch during fiscal 2005, dinner service accounted for approximately 85% of revenues and lunch service accounted for approximately 15%. During fiscal 2005, Boardroom revenues were approximately 18% of sales in those locations offering Boardrooms.

Management believes that its operations and cost control systems, which have been developed and refined over its 27-year history, enable Morton’s to maintain a high degree of control over operating expenses and allow Morton’s to better adjust its cost structure to changes in revenues. Morton’s staff is highly trained, experienced and motivated. Morton’s management believes that its centralized sourcing from its primary suppliers of beef and other products gives it significant cost and availability advantages over many independent steakhouses. All Morton’s steakhouses report daily through a sophisticated point-of-sale system that allows the Company to monitor its revenues, costs, labor, inventory and other operating statistics.

Bertolini’s Authentic Trattoria Restaurants

At January 1, 2006, the Company owned and operated four Bertolini’s, located in three cities. Bertolini’s are designed as white tablecloth, authentic Italian trattorias, which provide table service in a casual dining atmosphere. For the fiscal year ended January 1, 2006, Bertolini’s average per-person check, including lunch and dinner, was approximately $24.40. Bertolini’s restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2005, dinner service accounted for approximately 68% of revenues and lunch service accounted for approximately 32%. Sales of alcoholic beverages accounted for approximately 23% of Bertolini’s revenues during fiscal 2005. During fiscal 2005, no new Bertolini’s restaurants were opened and no existing Bertolini’s restaurants were closed. In January 2006, the Company signed a new 15 year lease with respect to its existing Bertolini’s restaurant located in Las Vegas, Nevada. The Company expects this restaurant to be closed for renovations for approximately five months, beginning August 2006. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events Affecting Our Results of Operations.”

Site Development and Expansion

General. To date, the Company has sought to reduce its capital investments in new Morton’s steakhouses by obtaining substantial landlord contributions. These landlord contributions typically take the form of cash payments to Morton’s but sometimes take the form of reduced rent. The Company’s restaurant leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues, subject to market-based minimum annual rents. As a result, annual rent expense, which is included in restaurant operating expenses in the Company’s consolidated statements of income, varies according to restaurant revenues. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants. The costs of opening a Morton’s steakhouse vary by restaurant depending upon, among other things, the location of the site and construction required. The Company generally leases its restaurant sites and operates both free-standing restaurants and restaurants located in upscale retail, hotel, commercial and office complexes, which the Company refers to as in-line restaurants, in major metropolitan and urban centers and surrounding suburban areas. The Company currently targets its initial average cash investment, net of landlord contributions and equipment financing, to open new Morton’s steakhouses in leased premises, to be approximately $2.0 million per restaurant, including pre-opening costs of $0.5 million, which are expensed under generally accepted accounting principles (“GAAP”), although the Company may expend greater amounts for particular restaurants.

The standard decor and interior design of each of its restaurant concepts can be readily adapted to accommodate different types of locations. Management believes that the locations of the Company’s restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed and refined specific criteria by which it evaluates each prospective site. Potential sites are generally sought in major metropolitan areas. Management considers factors such as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. The Company’s ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease or purchase of locations, raising or having available an adequate amount of money for construction and opening costs, timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and money used to build and open each new restaurant. For these and other reasons, there can be no assurance that the Company’s expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Morton’s. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s operations headquarters are still located. From 1978 to 1989, Morton’s expanded to a group of nine restaurants in nine cities. Since the 1989 acquisition by the Company, Morton’s has grown from nine to 69 restaurants as of March 16, 2006. On March 29, 2006, a new Morton’s steakhouse opened in Troy, Michigan. During fiscal 2005, new Morton’s steakhouses opened in Bethesda, Maryland; Charlotte, North Carolina; Chicago, Illinois; and Atlantic City, New Jersey.

The Company employs rigorous selection criteria for both existing and new markets when selecting new Morton’s steakhouse sites. The Company’s training department oversees its new restaurant-opening program, which includes teams whose objective is to optimize the performance and efficiencies of its new restaurants. Typically, the Company opens its new Morton’s steakhouses with a combination of seasoned restaurant managers, trainers and chefs from its established Morton’s steakhouses. The training team typically spends approximately four to five weeks ensuring that the new employees are well trained and capable of consistently maintaining the Company’s high standards for service and food at the new location.

Morton’s are very similar in terms of style, concept and decor, and are typically located in upscale retail, hotel, commercial and office complexes in major metropolitan areas and urban centers and surrounding suburban areas. The approximate gross costs to the Company for the four Morton’s opened in leased premises between January 3, 2005 and March 16, 2006 ranged from approximately $3.0 million to $3.6 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment and pre-opening expenses. These costs were offset in part by landlord development allowances ranging from approximately $1.0 million to $1.4 million.

Bertolini’s. The first Bertolini’s opened in Las Vegas in May 1992, and is located in the Forum Shops Mall, adjacent to Caesars Palace Casino. At January 1, 2006, the Company owned and operated four Bertolini’s. No Bertolini’s were opened during fiscal 2005 and there are no plans to open any Bertolini’s in the foreseeable future.

Restaurant Locations

The Company owned and operated 69 Morton’s and 4 Bertolini’s as of March 16, 2006. The following table provides information with respect to those restaurants:

Morton’s The Steakhouse Restaurants	Date Opened
Arizona
Phoenix	March 1996
Scottsdale	January 1999
California
Beverly Hills (1)	October 1992
Burbank (1)	November 2002
Los Angeles (Downtown) (1)	November 2001
Palm Desert	January 1994
Sacramento	May 1993
San Diego	April 1997
San Francisco	November 1994
Santa Ana/Costa Mesa	November 2001
Colorado
Denver (Downtown)	March 1995
Denver (Tech Center)	March 2000
Connecticut
Hartford	September 2000
Stamford	February 1998
Florida
Boca Raton	August 1999
Jacksonville	June 2000
Miami (Downtown)	December 1997
North Miami Beach	July 1998
Orlando	March 1996
Palm Beach	November 1991
Georgia
Atlanta (Buckhead)	March 1994
Atlanta (Downtown)	November 1995
Hawaii
Honolulu	November 2001
Illinois
Chicago (State Street) (2)	December 1978
Chicago (Wacker Place)	February 2005
Rosemont	June 1989
Schaumburg	December 1999
Westchester/Oakbrook	June 1986
Indiana
Indianapolis	November 1999
Kentucky
Louisville	June 2001
Louisiana
New Orleans	December 2000
Maryland
Baltimore	August 1997
Bethesda	February 2005

Morton’s The Steakhouse Restaurants	Date Opened
Massachusetts
Boston	December 1987
Michigan
Detroit (Southfield)	November 1992
Minnesota
Minneapolis	December 1991
Missouri
Kansas City	October 1999
St. Louis (Clayton)	December 1993
Nevada
Las Vegas	May 2000
New Jersey
Atlantic City	August 2005
Hackensack	September 2002
New York
New York (Midtown Manhattan)	October 1993
Great Neck (Long Island)	October 2000
White Plains	July 2004
North Carolina
Charlotte (Downtown)	July 1994
Charlotte (Southpark)	January 2005
Ohio
Cincinnati	August 1991
Cleveland	September 1990
Columbus	April 1991
Oregon
Portland	December 1998
Pennsylvania
King of Prussia	April 2002
Philadelphia	July 1999
Pittsburgh	August 1993
Puerto Rico
San Juan	October 2000
Tennessee
Nashville	January 1999
Texas
Dallas (Downtown)	May 1987
Houston	January 1996
San Antonio	September 1991
Virginia
Arlington	October 2002
Reston	July 2001
Richmond	February 2003
Tysons Corner	November 1990
Washington
Seattle	December 1999
Washington D.C.
Washington (Connecticut Ave.)	January 1997
Washington (Georgetown)	November 1982
Canada
Toronto	September 1998
Vancouver	October 2000

Morton’s The Steakhouse Restaurants	Date Opened
Hong Kong
Hong Kong (Kowloon)	December 1999
Singapore
Singapore	May 1998

Bertolini’s Authentic Trattorias	Date Opened
Las Vegas, NV	May 1992
King of Prussia, PA	November 1995
Indianapolis, IN	October 1996
West Las Vegas, NV	December 1998

(1)	Operates under the name “Arnie Morton’s The Steakhouse.”
(2)	Does not have Morton’s Boardroom Banquet facilities.

Restaurant Operations and Management

Morton’s and Bertolini’s restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Regional managers supervise the operations for the Company’s restaurants, and each is responsible for several restaurants and reports to a regional vice president. Management believes the Company has created a culture of accountability whereby regional vice presidents and regional managers meet monthly with senior corporate management to review operations and address issues. Working in concert with regional vice presidents, regional managers and restaurant general managers, senior corporate management sets operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for regional vice presidents, regional managers and certain restaurant managers. Management believes Morton’s restaurant management staff is highly trained, experienced and motivated in part due to a success-based compensation program and benefit plans that help reduce employee turnover and enhance operating efficiencies.

The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom have been promoted from the Company’s restaurant personnel, must complete a training program of typically six to twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. On a quarterly basis, the Company conducts “Morton’s University,” which is a one week classroom experience for entry level managers that focuses on specific Morton’s expectations, accountability, communication, compliance and development of camaraderie amongst management teams. The Company continually seeks to improve and evolve its training and development processes. The Company holds regular meetings with its restaurant managers, as well as holding its annual general manager conference and its annual sales and marketing conference, to discuss sales opportunities, menu items, ongoing training and development of staff and other aspects of effective business management.

The staff for a typical Morton’s consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Bertolini’s consists of one general manager, up to six assistant managers and approximately 70 to 100 hourly employees. Each of the Company’s new restaurant employees typically participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in the Company’s employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, and strives to be responsive to employee concerns and to meet regularly with employees at each of the restaurants.

The Company devotes considerable attention to managing food and operating costs. The Company makes extensive use of information technology to provide management with pertinent information on daily revenues and inventory requirements, thus reducing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company’s ability to obtain certain volume-based discounts. In addition, each Morton’s and Bertolini’s has similar menu items and common operating methods, allowing for more simplified management operating controls.

Each Morton’s steakhouse employs a full time food and beverage controller who is an in-house purchasing manager from both a quality and control standpoint. The food and beverage controller is responsible for minimizing product losses and ensuring that all products received meet the Company’s high quality standards.

The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and specified reporting requirements. On a daily basis, the Company collects revenue, cost and related information for each restaurant. The Company provides restaurant managers with operating statements for their respective restaurants. Cash and credit card receipts are controlled through daily deposits to local or concentration operating accounts, the balances of which are transferred or deposited to cash concentration accounts. All of the Company’s restaurants utilize the same computerized point of sale system, which provides consistent centralized reporting that is available to both restaurant and corporate management. Information captured by the point of sale system flows to the restaurant accounting system, which allows management to review product sales mix, profit margins, cost of sales data, inventory levels and cash and credit card receipts on a daily basis. Sales are reported daily and reconciled by the accounting department in the Company’s corporate office before they are posted to the accounting system. Cost of sales, inventory and other operating expenses are imported directly from the restaurant accounting system into the general ledger.

The Company’s corporate financial reporting system provides additional comprehensive financial reports. Information such as daily, weekly, monthly and year to date sales comparisons, financial statements, ideal versus actual reported costs and ideal versus actual cost of sales are prepared on a restaurant, regional and consolidated basis. These reports are made available to operations and senior management through the Company’s internal intranet site.

All Morton’s steakhouses and Bertolini’s utilize OpenTable, a third-party reservation and data management system that allows the Company to recognize and record the preferences of its guests through its shared reservation database. This system enables the Company’s managers to record guest reservations, special requests and any other relevant guest information. Through www.mortons.com, as well as the OpenTable website, the Company’s guests can make reservations online 24 hours a day, seven days a week for all worldwide Morton’s locations.

Purchasing

The Company’s ability to maintain consistent high quality throughout its restaurants depends in part upon the ability to procure food products and related items from approved sources in accordance with the Company’s strict product specifications. Morton’s has typically entered into purchasing arrangements, generally lasting for up to one year each, directly with its major beef suppliers. The Company’s procurement strategies are intended to provide the Company with flexibility to benefit from market opportunities should they arise, without sacrificing product quality. These strategies have historically provided the Company with a consistent supply and helped the Company to manage purchase costs.

The Company’s largest single purchase item is beef, which, for its U.S. and Canadian restaurants, consists of USDA prime beef for all of its steaks other than its filet mignon, which is USDA choice. Morton’s domestic beef is shipped from the Company’s suppliers directly to two meat cutting operations in Chicago, where it is aged and portion cut by skilled meat cutters in accordance with the Company’s specifications. The portion controlled meat is packaged and shipped to domestic Morton’s steakhouses by refrigerated common carrier. Management believes this process allows the Company to serve a more consistent product in each Morton’s steakhouse. The Company also makes supply contingency arrangements to cover business fluctuations or additional short-term restaurant needs. Due to restrictions imposed in December 2003 on the import of U.S. beef, the Company uses high quality non-U.S. aged beef in its restaurants in Asia that management believes closely mirrors the Company’s domestic standards and specifications. The Company uses several global vendors for additional items such as shrimp, seafood and cheesecake to maintain the high quality and consistency that Morton’s specifications require. Additional products used by Morton’s are locally procured using similar stringent standards and product specifications. The Company’s Bertolini’s restaurants also adhere to strict product specifications and use national, regional and local suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are processed in local restaurant accounting systems for cost analysis and then sent for review and payment to the Company’s Chicago office.

Marketing

Management believes that the Company’s commitment to providing quality food, hospitality, service and a high level of value at its price point is an effective approach to attracting and maintaining guests. As a part of this approach, there are nine dedicated sales and marketing employees at the corporate level, and an additional dedicated sales and marketing employee at 68 Morton’s steakhouses. The Company utilizes a variety of local and company-wide marketing and public relations techniques intended to maintain and build its guest traffic, maintain and enhance the Morton’s brand image and continually improve and refine its fine-dining steakhouse experience. For example, the Company uses databases to identify its target guests and uses paper and electronic direct mailings to increase their awareness of Morton’s fine-dining steakhouse experience and of its local promotional activities. Morton’s steakhouses also host a number of special events such as wine dinners, opening benefit parties, sports theme dinners and “Local Legend” dinners featuring a local celebrity. For example, during 2004, Morton’s commissioned the world’s largest wine bottle, as certified by the Guinness Book of World Records, which the Company exhibited at many of its Morton’s steakhouses throughout the United States. The world’s largest wine bottle was auctioned at Sotheby’s and the proceeds were donated to Share Our Strength.

In addition, the Company uses various local public relations and marketing consultants and limited airport signage and targeted print advertising. In the past the Company has placed, and may continue to place, selected advertisements in periodicals such as Boston Magazine, Chicago Magazine, Los Angeles Magazine and New York Magazine. The Company’s expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 1.8% and 3.1% during fiscal 2005 and fiscal 2004, respectively.

Competition

The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant decor and location, name recognition and price. The Company’s restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and other restaurants that are members of regional or national chains. The restaurant business is also impacted by various factors including changes in consumer taste, economic and market conditions, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, product availability and cost increases.

Intellectual Property

The Company has registered the names Morton’s, Morton’s of Chicago, Bertolini’s and certain other names used by its restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. The Company is aware of names similar to that of the Company’s restaurants used by third parties in certain limited geographical areas, although the Company does not anticipate that such use will prevent the Company from using its marks in those areas. The Company believes that its trade names, trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy.

Government Regulation

The Company’s restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. Federal and state labor laws govern the Company’s relationship with its employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, tips, tip credits and other working conditions.

The Company’s restaurants are subject in each state in which the Company operates to “dram shop” laws, which allow, in general, a person to sue the Company if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of the Company’s restaurants. A judgment against the Company under a dram shop law could exceed the Company’s liability insurance coverage policy limits and could result in substantial liability for the Company and have a material adverse effect on its results of operations. The Company’s inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on the Company.

Employees

As of January 1, 2006, the Company had 4,067 employees, of whom 3,549 were hourly restaurant employees, 407 were salaried restaurant employees engaged in administrative and supervisory capacities and 111 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

The information regarding revenues that is reported in the “Consolidated Statements of Income” includes revenues generated from operations in foreign countries of $15.2 million, $12.8 million and $11.2 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The information regarding income (loss) before income taxes that is reported in the “Consolidated Statements of Income” includes income before income taxes generated from operations in foreign countries of $2.7 million, $1.4 million and $0.8 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The information regarding property and equipment, net which is reported on the “Consolidated Balance Sheets” includes property and equipment, net in foreign countries of $0.9 million, and $1.1 million at the end of fiscal 2005 and fiscal 2004, respectively. For information regarding the risks associated with foreign operations, see “Government Regulation” and “Quantitative and Qualitative Disclosures About Market Risk.”

Forward-Looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, demographic trends, traffic patterns, employee availability and benefits, cost increases, product safety and availability, government regulation, those described in “Risk Factors” and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

Item 1A.	Risk Factors

Changing discretionary spending patterns and general economic conditions could reduce our guest traffic and/or average revenue per guest, which would have an adverse effect on our revenues.

Purchases at our restaurants are discretionary for consumers and, therefore, we are susceptible to economic slowdowns. In particular, our Morton’s steakhouses cater primarily to business clientele and local fine-dining guests. We believe that the vast majority of our weekday revenues and a substantial portion of our weekend revenues from these restaurants are derived from business people using expense accounts. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in expense account dining by our business clientele. We also believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during periods in which favorable economic conditions prevail. Changes in spending habits as a result of an economic slowdown or a reduction in consumer confidence are likely to reduce our guest traffic and/or average revenue per guest, which would adversely affect our sales.

The future performance of the U.S. economy is uncertain and is directly affected by numerous global and national political and other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue or worsen or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

Our continued growth depends on our ability to open new restaurants and operate new restaurants profitably.

A substantial majority of our historical growth has been due to opening new restaurants. For example, we experienced growth of 0.7%, 1.0% and 6.5% in our total revenues in fiscal 2005, 2004 and 2003 attributable to the revenues from our new restaurants opened in fiscal 2004, 2003 and 2002, respectively, compared to total growth in revenues of 8.8%, 6.8% and 8.7% in fiscal 2005, 2004 and 2003, respectively. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with applicable zoning, land use and environmental regulations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for an acceptable cost, required permits and approvals; and

•	efficiently manage the amount of time and money used to build and open each new restaurant.

We are reviewing additional sites for potential future Morton’s steakhouses. Typically, there has been a “ramp-up” period of one to two years before we expect a new Morton’s steakhouse to achieve our targeted level of performance. This is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants such as lack of market familiarity and acceptance when we enter new markets and unavailability of experienced staff.

We may not be able to attract enough customers to new restaurants because potential customers may be unfamiliar with our restaurants or the atmosphere or the menus of our restaurants might not appeal to them. As a result, the operating results generated at new restaurants may not equal the operating results generated at our existing restaurants. The restaurants may even operate at a loss, which could have a significant adverse effect on our overall operating results. In addition, opening a new restaurant in an existing market could reduce the revenue of our existing restaurants in that market.

For these same reasons, many markets would not successfully support one of our restaurants. Furthermore, our ability to expand into non-U.S. markets also may be impacted by legal considerations such as restrictions on importing USDA prime beef from the United States. For example, we currently are not able to export U.S. beef to our restaurants in Asia.

Our existing senior personnel levels, restaurant management systems, financial controls, information systems and other systems and procedures may be inadequate to support our expansion, which could require us to incur substantial expenditures that could adversely affect our operating results.

Our results of operations will be adversely affected by the planned closure of one of our Bertolini’s restaurants during renovations.

During January 2006, we signed a new long-term lease with respect to our existing Bertolini’s restaurant located in Las Vegas, Nevada. In conjunction with the new lease, a new restaurant will be built at this location, and as a result we are currently planning to close the existing Bertolini’s restaurant beginning August 2006. Construction of the new restaurant is currently planned to last from August 2006 through December 2006, although the actual construction period may begin later or last longer. During the construction period, we will incur rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and we will also lose the revenues that would have been generated had the existing restaurant remained open, all of which will adversely affect our results of operations. During the period from August 2005 to December 2005, this Bertolini’s restaurant generated revenues and income from operations of $4.4 million and $1.4 million, respectively and, assuming that the construction period for the new restaurant lasts from August 2006 through December 2006, we estimate that we will incur pre-opening expenses and other fixed costs relating to this new lease of approximately $1.6 million pre-tax, although the actual amount could be greater. In that regard, the rent under the new lease is substantially higher than the rent under the existing lease. We may not be able to offset all or any part of this increase in rent through operational measures. As a result of this planned closing, and based on current conditions and our current estimates, we believe that, for the third quarter of fiscal 2006, we may incur a consolidated net loss that could be substantially larger than the consolidated net loss that we incurred in the third quarter of fiscal 2005. Moreover, this planned closure and the higher rent under the new lease may continue to adversely affect our results of operations in periods after the third and fourth quarters of 2006. Additionally, the revenue and income from operations, if any, generated at the newly renovated restaurant may not equal the revenue and income from operations generated at the existing restaurant.

Our restaurants may not be able to compete successfully with other restaurants and, as a result, we may not achieve our projected revenue and profitability targets.

If our restaurants are unable to compete successfully with other restaurants in new and/or existing markets, we may not achieve our projected revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. We compete with national and regional restaurant chains and independently owned restaurants for customers, restaurant locations and qualified management and other restaurant staff. Compared to our business, some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located. Our inability to compete successfully with other restaurants may force us to close one or more of our restaurants. We closed one restaurant in fiscal 2002 and two restaurants in fiscal 2003 and may close other restaurants in the future. Closing a restaurant would reduce our revenues, and could subject us to construction and other costs including severance, legal costs and the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for remaining future lease obligations.

In addition, our continued success depends in part upon the continued popularity of upscale steakhouses. Shifts in consumer preferences away from this type of concept could materially adversely affect our operating results. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond to changing consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes.

Continued expansion by our competitors in the upscale steakhouse segment of the restaurant industry could prevent us from realizing anticipated benefits from new restaurant growth or continued growth in existing restaurant revenues.

Our competitors have opened many upscale steakhouses in recent years and a key element of our strategy is to open new steakhouses in both new and existing markets. If we overestimate demand for Morton’s steakhouses or underestimate the popularity of our competitors’ restaurants, we may be unable to realize anticipated revenues from new steakhouses. Similarly, if one or more of our competitors open new restaurants in any of our existing or anticipated markets, sales in our steakhouses may be lower than we expect. Any unanticipated slowdown in demand in any of our restaurants due to industry growth could reduce our revenues, which could cause the price of our common stock to decline substantially.

Restaurant companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and we are also a defendant in a number of pending lawsuits alleging violations of state and federal wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. The arbitrator in connection with a proceeding involving 88 claimants with respect to two of our Morton’s steakhouses located in New York has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages. The Company intends to move to vacate that decision. See “Legal Proceedings.” We have not established any accruals for judgments, and insurance is not available to cover any liabilities, with respect to these matters. Accordingly, we may incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating our business and decrease the cash available for other uses, and may require us to make additional borrowings under our new senior revolving credit facility.

Increases in the prices of, or reductions in the availability of, USDA prime beef could reduce our operating margins and our revenues.

We purchase large quantities of beef, particularly USDA prime beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 48% of our food and beverage costs during fiscal 2005. The market for USDA prime beef is particularly volatile. For example, in late 2003, increased demand, together with the impact of supply rationing during late 2001 and 2002, resulted in shortages of USDA prime beef, requiring us to pay significantly higher prices for the USDA prime beef we purchased. Because Morton’s steakhouses feature USDA prime beef, we generally would expect to purchase USDA prime beef even if the price increased significantly. If prices for the types of beef we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease.

We may experience higher operating costs, including increases to supply prices and employee salaries and benefits, which will adversely affect our operating results if we cannot increase menu prices to cover them.

If we increase the compensation or benefits to our employees or pay higher prices for food items or other supplies, we may have an increase in our operating costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Many factors affect the prices that we pay for the various food and other items that we use to operate our restaurants, including seasonal fluctuations, longer term cycles and other fluctuations in livestock markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses.

Our operating results may fluctuate significantly due to the seasonality of our business and these fluctuations make it more difficult for us to predict accurately in a timely manner factors that may have a negative impact on our business.

Our business is subject to seasonal fluctuations that may vary greatly depending upon the region in which a particular restaurant is located. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Our results of operations are affected by a variety of factors, including severe weather conditions, and have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future.

Our results of operations have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. Our results of operations are affected by a variety of factors, including:

•	the timing of new restaurant openings, the cost of opening new restaurants and the relative proportion of new restaurants to mature restaurants;

•	changes in consumer preferences;

•	general economic conditions;

•	severe weather conditions; and

•	actions by our competitors.

Some of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our business was adversely impacted in the third and fourth quarters of fiscal 2005 due to hurricanes and severe weather in New Orleans and Florida. Therefore, you should not rely on our past results of operations as being indicative of the future.

Negative publicity surrounding our restaurants or the consumption of beef generally could adversely affect consumer taste, which could reduce sales in one or more of our restaurants and make our brand less valuable.

Because our competitive strengths include the quality of our food and our restaurant facilities, we believe that adverse publicity relating to these factors or other similar concerns affects us more than it would restaurants that compete primarily on other factors. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect our revenues. Adverse changes involving any of these factors could further reduce our guest traffic and/or impose practical limits on pricing, which could further reduce our revenues and operating income.

Instances of food-borne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our restaurants and negatively impact our business.

Instances of food-borne illness, including Bovine Spongiform Encephalopotathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. Outbreaks of disease, including severe acute respiratory syndrome, which is also known as SARS, as well as influenza, could reduce traffic in our restaurants. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our restaurants and the food that we offer, reduce guest visits to our restaurants and negatively impact demand for our menu offerings. Because our competitive strengths include the quality of our food, adverse publicity relating to these matters or other similar concerns affects us more than it would restaurants that compete primarily on other factors. For example, the outbreak of SARS in 2003 materially impacted the results of our three restaurants located in Hong Kong, Singapore and Toronto.

We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh food products, including USDA prime beef, and related items from reliable sources in accordance with our specifications and in sufficient quantities. We have relatively short-term contracts with a limited number of suppliers for the distribution of most meat, food and other supplies for our restaurants. Our dependence on a small number of suppliers, as well as the limited number of available suppliers of USDA prime beef, subject us to the possible risks of shortages, interruptions and price fluctuations. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants, we may be unable to replace the suppliers in a short period of time on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter, as our customers may change their dining habits as a result. We have no long-term contracts for any food items used in our restaurants. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices.

We may incur additional costs or liabilities and lose revenues as a result of litigation and government regulation affecting the operation of our restaurants.

Our business is subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters.

Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. The failure of any of our restaurants timely to obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, and any negative publicity related thereto could have an adverse effect on, the restaurant and we could lose significant revenue.

Our restaurants are subject in each state in which we operate to “dram shop” laws, which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.

To the extent that governmental regulations impose material additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. We may not be able to offset these costs through increased menu prices, which could have a material adverse effect on our business. If any of our restaurants were unable to serve particular food products, even for a short period of time, we could experience a reduction in our overall revenue, which could have a material adverse effect on us. In addition, further government regulation including laws restricting smoking in restaurants and bars may reduce guest traffic and adversely impact our sales.

One or more of our restaurants could be subject to litigation and governmental fine, censure or closure in connection with issues relating to our food and/or our facilities. The food products that we serve, including meat and seafood, are susceptible to food borne illnesses. We and other restaurant companies have been named as defendants in actions seeking damages as a result of food borne illnesses and actions brought under state laws regarding notices with respect to chemicals contained in food products and regarding excess moisture in the business premises. To date, none of these matters has had a material adverse effect on our business, but that may not continue to be the case in the future.

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations. Because we have a significant number of restaurants located in various states, including eight in California, six in Florida and five in Illinois, regulatory changes in these states could have a disproportionate impact on our business. See “Business—Government Regulation” for a discussion of certain regulations affecting our business.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to Morton’s, Morton’s of Chicago and other names and marks used by our restaurants, which could adversely affect the value of the Morton’s brand.

We have registered the names Morton’s, Morton’s of Chicago and certain other names used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. The success of our business depends on our continued ability to use our existing trade names, trademarks and service marks in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenue. We are aware of names similar to those of our restaurants used by third parties in certain limited geographical areas.

We occupy most of our restaurants under long-term non-cancelable leases and we may be unable to renew leases at the end of their terms.

Most of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 10 to 15 years with renewal options for terms ranging from five to 15 years. We believe that leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our restaurant leases, we may close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing a restaurant, even during the time of relocation, will reduce the sales that the restaurant would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Payments under our operating leases account for a significant portion of our operating expenses. For example, total rental expenses, including additional rental payments based on sales at some of our restaurants, under operating leases were approximately $21.6 million (7.2% of our revenues) for fiscal 2005. In addition, as of January 1, 2006, we were a party to operating leases requiring future minimum lease payments aggregating approximately $106.4 million through fiscal 2010 and approximately $126.0 million thereafter. We expect that new restaurants we open will typically be leased by us under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•	placing us at a disadvantage with respect to some of our competitors.

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse affect on us.

Our level of indebtedness may adversely affect our financial condition, limit our operational and financing flexibility and negatively impact our business.

Our new senior revolving credit facility, and other debt instruments we may enter into in the future, may have important consequences to you, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we may use a substantial portion of our cash flows from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts due under our new senior revolving credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness, including our new senior revolving credit facility, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our new senior revolving credit facility, may restrict us from adopting any of these alternatives.

The terms of our new senior revolving credit facility impose significant operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions.

In February 2006, we entered into a new senior revolving credit facility with a syndicate of financial institutions including affiliates of certain of the underwriters in the IPO. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. The credit agreement is secured by substantially all of our and our present and future domestic subsidiaries’ assets and contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

•	pay dividends or purchase stock or make other restricted payments to our stockholders;

•	incur additional indebtedness;

•	borrow money or issue guarantees;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	make capital expenditures;

•	enter into transactions with affiliates;

•	sell stock in our subsidiaries; and

•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

The credit agreement limits our ability to engage in these types of transactions, even if we believed that a specific transaction would contribute to our future growth or improve our operating results. The credit agreement requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these provisions may be affected by events outside of our control. A breach of any of these provisions or our inability to comply with required financial ratios in our new senior revolving credit facility could result in a default under the credit facility. If that were to occur, the lenders have the right to declare all borrowings to be immediately due and payable. In addition, the lenders have the right to declare all borrowings to be immediately due and payable upon the occurrence of certain change of control events relating to us. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default or change of control event, the lenders have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of our new senior revolving credit facility, or a change of control event occurs, lenders may declare all borrowings to be immediately due and payable, and may sell the assets pledged as collateral in order to repay those borrowings, which would have a material adverse effect on our cash flow and, to the extent that our assets are sold to repay borrowings, our restaurant business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—New Senior Revolving Credit Facility” for further information regarding our new senior revolving credit facility.

In addition, we are exposed to market risk related to changes in interest rates because our new senior revolving credit facility carries a floating rate of interest. Accordingly, our results of operations may be adversely affected by changes in interest rates. Assuming a 10% increase in the interest rate on our $115.0 million new senior revolving credit facility, if the entire amount available under the facility were drawn, interest expense would increase by approximately $0.6 million over the course of 12 months.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our anticipated expansion schedule and meet the needs of our existing restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some areas. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants or any widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs, which could have a material adverse effect on our results of operations.

We depend on the services of key executives, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Some of our senior executives, such as Thomas J. Baldwin, are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We also believe that they could not quickly be replaced with executives of equal experience and capabilities and their successors may not be as effective. Although we have an employment agreement with our Chief Executive Officer, we could not prevent him from terminating his employment with us. Other executives are not bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

We expect to incur substantial additional expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we will be required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting by the time our annual report for fiscal 2007 is due and thereafter, which will require us to document and may require us to make significant changes to our internal controls over financial reporting. As a result, we may be required to improve our financial and managerial controls, reporting systems and procedures and incur substantial expenses to test our systems and to make such improvements. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act or New York Stock Exchange, or NYSE, rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Our current insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s restaurants are generally located in space leased by its subsidiaries. Restaurant lease expirations, including renewal options, range from four to 36 years. The Company’s leases typically provide for renewal options for terms ranging from five years to 15 years. Restaurant leases typically provide for a minimum annual rent and contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues, subject to market-based minimum annual rents. Generally, leases are “net leases” that require the Company’s subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company’s subsidiaries is a party to the lease, and performance is guaranteed by another one of its subsidiaries for a portion of the lease term. See Note 10 to the Company’s consolidated financial statements. Many of the Company’s current leases are non-cancelable. If the Company closes a restaurant, it generally remains committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. The Company’s obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on the Company’s business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. As of March 16, 2006, the Company operates six restaurants on properties which it owns and operates 67 restaurants on leased properties.

The Company leases its executive offices in approximately 20,700 square feet in Chicago, Illinois. The Company also leases office space in approximately 9,800 square feet in New Hyde Park, New York. Management believes that the Company’s current office and operating space is suitable and adequate for its intended purposes.

Item 3.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that we have violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately six claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. The arbitrator in the New York arbitrations has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages. The Company intends to move to vacate that decision. The complainants in New York are seeking an aggregate of approximately $1.7 million. The Massachusetts arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a federal lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The plaintiffs have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. We moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, a second claimant, a former employee of the Portland and Phoenix restaurants was added. There are currently two named claimants.

In March 2006, a former employee of the Burbank Morton’s Restaurant filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all California servers, current and former, for a four year period. The plaintiff has not stated an estimated amount of damages and at this stage of the proceedings it is not possible to estimate the damages sought by plaintiff.

We have not established any accruals for judgments, and insurance is not available to cover any liabilities, with respect to these wage and hour matters. We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In February 2006, the Company and certain selling stockholders completed an IPO of 6,000,000 and 3,465,0000 shares of common stock, respectively, at $17.00 per share. In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock, at $17.00 per share. In connection with and prior to the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. The Company’s common stock commenced trading on the New York Stock Exchange under the ticker symbol MRT on February 9, 2006. As of January 1, 2006, there was one holder of record of the Company’s 10,098,500 shares of common stock, as adjusted for the stock split. As of March 16, 2006, there were 16,900,450 shares of the Company’s common stock outstanding held by approximately 157 holders of record.

On May 18, 2005 and August 17, 2005, the Company paid a dividend of approximately $995,000 and $461,000, respectively to Morton’s Holding Company, Inc. (“MHCI”). The Company is restricted from paying dividends by certain of its new senior revolving credit facility covenants (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). The Company does not currently intend to pay dividends.

Item 6.	Selected Financial Data

The following table contains selected consolidated historical financial data for fiscal 2005, 2004, 2003, 2002 and 2001. The selected financial data for fiscal 2005, 2004, 2003, 2002 and 2001 have been derived from the Company’s audited consolidated historical financial statements. Audited consolidated income statement data for fiscal 2005, 2004 and 2003 and audited consolidated balance sheet data at the end of fiscal 2005 and 2004 are included in Item 8, “Financial Statements and Supplementary Data.” The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and the notes thereto.

The selected financial data presented for fiscal 2002 include the Predecessor Period from December 31, 2001 through July 24, 2002 and the Successor Period from July 25, 2002 through December 29, 2002. On July 25, 2002, Morton’s Holdings, LLC (“MHLLC”) acquired all of MRG’s outstanding stock in a business combination accounted for under the purchase method of accounting. As a result of the acquisition, the Company’s capital structure and its basis of accounting under the “push down” method differ from those prior to the acquisition. Therefore, the Company’s Successor Period financial data generally will not be comparable to its Predecessor Period financial data. As a result of the acquisition, the Company’s consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of the Company’s fixed assets on the date of acquisition became their new “cost” basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant.

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

	Successor Period							Predecessor Period
	Fiscal Year									Fiscal Year
	2005		2004		2003		July 25, 2002 to Dec. 29, 2002	Dec. 31, 2001 to July 24, 2002		2001
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$300.7		$276.3		$258.7		$105.7	$132.4		$236.2

Income (Loss) Before Income Taxes	2.2	(1)	7.6	(2)	5.5	(3)	1.5	(4.0	)(4)	(0.7	)(5)

Net Income (Loss)	0.7	(1)	1.7	(2)	4.2	(3)	0.9	(4.8	)(4)	0.4	(5)(6)

Net Income (Loss) Per Share*:
Basic	0.07		0.17		0.42		0.09	(1.15)		0.10	(5)(6)
Diluted	0.07		0.17		0.42		0.09	(1.15)		0.10	(5)(6)

Balance Sheet Data
Current Assets	$54.8		$40.3		$44.2		$24.2			$25.7
Property and Equipment, Net	66.5		61.5		55.7		55.8			117.3
Total Assets	282.6		264.4		263.3		245.6			168.1
Current Liabilities	47.3		38.2		35.0		43.8			33.2
7.5% senior secured notes	93.6		91.7		90.0		—			—
Obligations to financial institutions and capital leases, less current maturities	3.5		6.6		12.3		82.5			100.2
Stockholder’s Equity (Deficit)	96.6		97.3		102.3		97.4			(1.9)

*	In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Net income (loss) per share is based on shares of the Company’s common stock and, except for the periods beginning on or after the first day of fiscal 2000 and ending on or before July 24, 2002, give effect to the 10,098.5 for one stock split as if the split had occurred as of the first day of the Successor Period beginning July 25, 2002.
(1)	Includes a pre-tax charge of $6.6 million relating to the separation agreement with the Company’s former President and Chief Executive Officer, a pre-tax charge of $0.2 million for costs associated with the repayment of certain debt and a pre-tax gain on sale of investment of $0.7 million.
(2)	Includes a pre-tax charge of $0.3 million for costs associated with the repayment of certain debt and a pre-tax gain on insurance proceeds of $1.0 million.
(3)	Includes a pre-tax charge of $2.3 million for costs associated with the repayment of certain debt.
(4)	Includes a pre-tax gain on insurance proceeds of $1.4 million, a pre-tax credit of $0.3 million representing restaurant closing credit and a pre-tax charge of $9.1 million for costs associated with strategic alternatives and proxy contest.
(5)	Includes pre-tax charge of $1.6 million representing restaurant closing costs and pre-tax charge of $0.7 million for costs associated with strategic alternatives and proxy contest.
(6)	Includes an income tax benefit of $1.1 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Business—Forward-Looking Statements.”

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

Company Background

As of March 16, 2006, with 69 Morton’s steakhouses, we are the world’s largest owner and operator of wholly-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. In 1978, we opened the original Morton’s in downtown Chicago, and since then have expanded, as of March 16, 2006, to 69 Morton’s steakhouses, including 65 domestic restaurants located in 60 cities across 28 states and San Juan, Puerto Rico, along with two restaurants in Canada, one in Hong Kong and one in Singapore. We own all of our restaurants and we do not franchise. We also own and operate four Bertolini’s restaurants, which are designed as white tablecloth, authentic Italian trattorias.

Our Morton’s steakhouses offer premium quality steak, featuring USDA prime aged beef in the United States, fresh fish, lobster and chicken, complemented by a fully stocked bar and an extensive premium wine list that offers approximately 200 selections in all restaurants and a broader list of over 400 wines in selected restaurants. Due to restrictions imposed in December 2003 on the import of U.S. beef, we use high quality non-U.S. beef in its restaurants in Asia that management believes closely mirrors domestic standards and specifications. Our menu, and its tableside presentation by our servers, is designed to highlight our focus on quality while presenting sufficient menu options to appeal to a wide range of taste preferences.

In July 2002, Castle Harlan Partners III, L.P. and affiliates (collectively “CHP III”), a $630 million private equity fund, and certain other investors, acquired us in a going-private transaction, which included an initial equity investment by CHP III of approximately $93.7 million.

In February 2006, MRG and certain selling stockholders completed an IPO of 6,000,000 and 3,465,0000 shares of common stock, respectively, at $17.00 per share. Subsequently, on March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of our IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00, 801,950 additional shares of common stock, resulting in additional net proceeds (after deducting underwriting discounts and commissions) to the Company of approximately $12.7 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods. Significant accounting policies that we employ, including the use of estimates, are presented in the notes to our consolidated financial statements.

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

Goodwill at the date of the acquisition includes an adjustment of $1.3 million reflecting the cumulative effect of the restatements. Other changes to the carrying amount of goodwill of $6.8 million during fiscal 2003 consist of adjustments of $4.1 million primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2.7 million. During fiscal 2004, goodwill was reduced by $0.4 million representing tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties. Additionally, during the fourth quarter of fiscal 2004, goodwill was increased by $0.6 million which represents an adjustment in purchase accounting as a result of a revision to a liability assumed at the time of purchase. During fiscal 2005, goodwill was reduced by $0.5 million which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition.

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

Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the second quarter of fiscal 2002. The annual impairment tests were most recently performed in the fourth quarter of fiscal 2005. No impairment of assets was determined as a result of these tests.

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

During each quarter in fiscal 2005, we considered and analyzed impairment indicators related to property and equipment. Based on our analysis, we concluded that no material items recorded in property and equipment required an impairment charge.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Income taxes are one of our critical accounting policies and estimates and therefore involve a certain degree of judgment. During fiscal 2004, we determined we would elect to treat certain of our employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1.7 million to our income tax expense for fiscal 2004. Our fiscal 2005 effective tax rate differs from our fiscal 2004 effective tax rate due to the fact that during the third quarter of fiscal 2004, we determined we would elect to treat certain of our employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term.

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

Recent Events Affecting Our Results of Operations

Initial Public Offering

In February 2006, we and certain selling stockholders completed an IPO of 6,000,000 and 3,465,0000 shares of common stock, respectively, at $17.00 per share. We received net proceeds of approximately $91.8 million from the sale of shares of our common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. We used the net proceeds of the IPO, together with proceeds of $63.0 million from borrowings under our new senior revolving credit facility and $19.4 million of available cash, as follows: (1) approximately $106.3 million to repay all of our outstanding 7.5% senior secured notes, including a prepayment penalty of approximately $11.5 million, (2) approximately $57.0 million to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium of approximately $9.4 million, (3) approximately $8.4 million to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc., (4) approximately $1.0 million to pay the financing fees related to our new $115.0 million senior revolving credit facility, (5) approximately $1.0 million to pay the investment banking and legal fees in connection with the tender offer of our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $0.2 million to pay fees related to the termination of our working capital facility and (7) $0.3 million to collateralize outstanding letters of credit issued under our working capital facility. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of our IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00, 801,950 additional shares of common stock, resulting in additional net proceeds (after deducting underwriting discounts and commissions) to us of approximately $12.7 million. During March 2006, we used the proceeds from the underwriters’ exercise of the over-allotment to repay a portion of the $63.0 million of borrowings under our new senior revolving credit facility.

Charges in Connection with our Initial Public Offering and Related Transactions

During the first quarter of fiscal 2006, we incurred certain one-time charges in connection with our IPO and related transactions that will adversely affect our results of operations. During the first quarter of fiscal 2006, we incurred charges aggregating approximately $28.0 million representing the following:

•	the write-off of deferred financing fees relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our current working capital facility aggregating approximately $6.0 million;

•	prepayment premiums relating to the repayment of our 7.5% senior secured notes and MHCI’s 14.0% senior secured notes of approximately $20.8 million;

•	fees in connection with the termination of our working capital facility of $0.2 million; and

•	investment banking and legal fees in connection with the tender offer for our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes of approximately $1.0 million.

During the first quarter of fiscal 2006, we also incurred a one-time charge of approximately $8.4 million relating to the termination of MHLLC’s management agreement with Castle Harlan, Inc.

During the first quarter of fiscal 2006, in connection with the IPO, we also incurred a one-time charge of approximately $0.5 million related to the compensation expense associated with the vesting of the MHLLC common units granted to certain of our executives and other employees in fiscal 2003, fiscal 2004 and fiscal 2005.

In connection with the IPO, we entered into a new senior secured revolving credit facility with Wachovia Bank, N.A. The amortization of deferred financing fees relating to this credit agreement will be approximately $0.2 million annually.

Issuance of Restricted Stock

Prior to and in connection with the IPO, we issued 241,500 shares of restricted stock to certain of our employees and directors. The total compensation expense relating to these restricted shares is approximately $4.1 million and we will record compensation expense of approximately $0.2 million in each quarter of each of the next five fiscal years in connection with those shares.

New Lease for Our Bertolini’s Restaurant in Las Vegas

During January 2006, we signed a new long-term lease with respect to our existing Bertolini’s restaurant located in Las Vegas, Nevada. In conjunction with the new lease, a new restaurant will be built at this location, and as a result we are currently planning to close the existing Bertolini’s restaurant, beginning August 2006. Construction of the new restaurant is currently planned to last from August 2006 through December 2006, although the actual construction period may begin later or last longer. During the construction period, we will incur rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and we will also lose the revenues that would have been generated had the existing restaurant remained open, all of which will adversely affect our results of operations. During the period from August 2005 to December 2005, this restaurant generated revenues and income from operations of $4.4 million and $1.4 million, respectively, and, assuming that the construction period for the new restaurant lasts from August 2006 through December 2006, we estimate that we will incur pre-opening expenses and other fixed costs relating to this new lease of approximately $1.6 million pre-tax, although the actual amount could be greater. In that regard, the rent under the new lease is substantially higher than the rent under the existing lease. We may not be able to offset all or any part of this increase in rent through operational measures. As a result of this planned closing, and based on current conditions and our current estimates, we believe that, for the third quarter of fiscal 2006 we may incur a consolidated net loss that could be substantially larger than the consolidated net loss that we incurred in the third quarter of fiscal 2005. Moreover, this planned closure and the higher rent under the new lease may continue to adversely affect our results of operations in periods after the third and fourth quarters of 2006. Additionally, the revenue and income from operations, if any, generated at the newly renovated restaurant may not equal the revenue and income from operations generated at the existing restaurant.

New Employment Agreement with Chief Executive Officer

On January 20, 2006 we entered into a new employment agreement with Thomas J. Baldwin, effective as of January 1, 2006, to serve as our Chairman of the Board of Directors, Chief Executive Officer and President.

Stock Purchase of Wilshire Restaurant Group, Inc.

On January 4, 2006, we purchased from the holders thereof outstanding common stock, warrants to purchase preferred stock and warrants to purchase common stock of Wilshire Restaurant Group, Inc. (“Wilshire”), an affiliate of Castle Harlan, Inc. (“Castle Harlan”). The aggregate purchase price was approximately $1.6 million. Prior to the IPO, we dividended these securities, as well as shares of common stock and preferred stock of Wilshire that we purchased in 1999, to MHLLC. MHLLC then transferred a portion of these securities to Wilshire and a portion to Castle Harlan, in each case at the same price as we paid in the January 4, 2006 purchase. The transfer by MHLLC to Castle Harlan was in exchange for cancellation of approximately $1.6 million of return on capital and accreted preferred yield that Castle Harlan was entitled to receive with respect to its preferred units of MHLLC. The number of Castle Harlan’s preferred units of MHLLC that were cancelled as a result of the transaction was approximately 1,500.

Certain Weather-Related Restaurant Closures

Although various Morton’s steakhouses have temporarily closed in the past due to weather conditions, the impact of severe weather on us was more significant in the third quarter of fiscal 2005. As a result of the impact of Hurricane Katrina, the Morton’s steakhouse in New Orleans was temporarily closed from August 28, 2005 until January 12, 2006. As a result of the impact of Hurricane Wilma, the Morton’s steakhouses in Boca Raton, Miami, North Miami and Palm Beach Florida were temporarily closed for an average of 9 days in October 2005. These events have adversely affected our results of operations in the third and fourth quarters of fiscal 2005.

Fiscal Year Ended January 1, 2006 (52 weeks) Compared to Fiscal Year Ended January 2, 2005 (52 weeks)

Our net income decreased $1.1 million, or 60.2%, to $0.7 million for fiscal 2005 compared to $1.7 million for fiscal 2004. The change is primarily due to a one-time charge incurred in connection with a separation agreement with our former President and Chief Executive Officer and an increase in restaurant operating expenses partially offset by an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs and a decrease in marketing an promotional expenses as discussed below. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the two periods being compared.

Revenues increased $24.4 million, or 8.8%, to $300.7 million for fiscal 2005 from $276.3 million for fiscal 2004. Revenues increased $6.6 million due to an increase in revenues from comparable restaurants. Revenues increased $17.8 million due to the opening of five new restaurants (four in fiscal 2005 and one in fiscal 2004). Average revenue per restaurant open all of either period increased 3.0%. Revenues for fiscal 2005 also reflect the impact of an aggregate menu price increase of approximately 3% in February 2004 and 0.5% in May 2005.

Percentage changes in restaurant revenues for fiscal 2005 (52 weeks) versus fiscal 2004 (52 weeks) for comparable restaurants are as follows:

Percentage Change Fiscal 2005 (52 weeks) vs. Fiscal 2004 (52 weeks)
Morton’s	2.5%
Bertolini’s	3.1%
Total	2.5%

Food and beverage costs increased $6.4 million, or 6.8%, to $99.6 million for fiscal 2005 from $93.2 million for fiscal 2004. This increase was primarily due to the opening of four additional restaurants in fiscal 2005. These costs as a percentage of revenues decreased by 0.6% to 33.1% for fiscal 2005 from 33.7% for fiscal 2004. During fiscal 2004 high demand for U.S. beef products decreased the availability of USDA prime beef which resulted in increased food costs. We were generally able to offset such cost increases with the benefit of menu price increases, which resulted in a slight increase in food and beverage costs as a percentage of revenues for fiscal 2004.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $14.0 million, or 11.0%, to $141.0 million for fiscal 2005 from $127.0 million for fiscal 2004. Restaurant operating expenses as a percentage of revenues increased 0.9% to 46.9% for the fiscal 2005 from 46.0% for fiscal 2004. These increases were primarily due to the opening of four additional restaurants in fiscal 2005 and increases in labor and benefit costs. Included in fiscal 2004 are recoveries of approximately $2.8 million for business interruption insurance benefits related to the closing of the Morton’s steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. See Note 3(b) to our 2005 consolidated financial statements. There were no such insurance recoveries during fiscal 2005. Also included in fiscal 2005 and fiscal 2004 is non-cash rent recorded in accordance with SFAS No. 13 of $0.9 million and $1.4 million, respectively.

Pre-opening costs increased $1.2 million, or 116.5%, to $2.3 million for fiscal 2005 from $1.1 million for fiscal 2004. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $1.3 million, or 19.6%, to $7.7 million for fiscal 2005 from $6.4 million for fiscal 2004.

General and administrative expenses increased $3.7 million, or 19.5%, to $22.6 million for fiscal 2005 from $18.9 million for fiscal 2004. These costs as a percentage of revenues increased 0.6% to 7.5% for fiscal 2005 from 6.9% for fiscal 2004 . These increases were primarily due to increased legal and professional costs and salary, bonus and benefit costs.

Marketing and promotional expenses decreased $3.0 million, or 35.4%, to $5.5 million for fiscal 2005 from $8.5 million for fiscal 2004. These costs as a percentage of revenues decreased 1.3% to 1.8% for fiscal 2005 from 3.1% for fiscal 2004. These decreases were primarily due to decreased spending for print media advertising.

Employee separation charge of $6.6 million represents a charge related to the separation agreement that we entered into with Allen J. Bernstein, our former President and Chief Executive Officer, on December 30, 2005, in connection with his retirement. The agreement provides that, among other things, Mr. Bernstein is entitled to the following benefits: (i) his annual bonus for 2005 and (ii) a payment of $7.0 million, payable in twelve quarterly installments beginning January 2, 2006. During the fourth quarter of fiscal 2005, we recorded a pre-tax charge of $6.6 million with respect to the present value of payments pursuant to the separation agreement with Mr. Bernstein, as well as other charges related to the separation. During 2005, we paid Mr. Bernstein a salary, bonus and other benefits aggregating $1.2 million. In conjunction with Mr. Bernstein’s retirement, four administrative employees, who received salaries, bonuses and other benefits aggregating $0.3 million during fiscal 2005, ceased to be our employees as of the beginning of fiscal 2006.

Management fee paid to related party was $2.8 million for fiscal 2005 and fiscal 2004. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc. The related management agreement was terminated in conjunction with the IPO.

Costs associated with the repayment of certain debt of $0.2 million and $0.3 million for fiscal 2005 and fiscal 2004, respectively, represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Gain on sale of investment of $0.7 million for fiscal 2005 represents a gain from the sale of stock in a privately owned company.

Interest expense, net, decreased $0.7 million, or 5.7%, to $10.9 million for fiscal 2005 from $11.5 million for fiscal 2004. These decreases are primarily due to the repayment of certain mortgages in April 2004 and February 2005. Interest income was not significant in any of these periods.

Provision for income taxes consisted of income tax expense of $1.5 million and $5.9 million for fiscal 2005 and fiscal 2004, respectively. Our fiscal 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our 7.5% senior secured notes, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate. Our fiscal 2005 effective tax rate differs from our fiscal 2004 effective tax rate due to the fact that during the third quarter of fiscal 2004, we determined we would elect to treat certain of our employee-portion FICA tax payments as current income tax deductions rather than income tax credits.

Fiscal Year Ended January 2, 2005 (52 weeks) Compared to Fiscal Year Ended January 4, 2004 (53 weeks)

Our net income decreased $2.5 million, or 58.8%, to $1.7 million for fiscal 2004 from $4.2 million for fiscal 2003. The decrease was due, in part, to increases in general and administrative expenses and marketing and promotional expenses, interest expense, net and income tax expense discussed below. The decrease was partially offset by an increase in comparable restaurant revenues plus the impact of new restaurants, less food and beverage costs and restaurant operating expenses, a decrease in cost associated with the repayment of certain debt and a gain on insurance proceeds.

Revenues increased $17.7 million, or 6.8%, to $276.3 million for fiscal 2004 from $258.7 million for fiscal 2003. Revenues increased $16.9 million due to an increase in revenues from comparable restaurants. Revenues increased $2.5 million due to the opening of one new Morton’s steakhouse in fiscal 2004. Revenues declined $1.3 million primarily due to the closing of the Morton’s steakhouses formerly located in Hong Kong (Central) (closed since January 2003) and Addison, Texas (closed since August 2003). These steakhouses were closed due to their comparatively low revenues and negative cash flows. Revenues decreased $0.4 million due to a decline in revenues attributable to one new restaurant opened in fiscal 2003. Average revenue per restaurant open all of either period increased 6.0%. Revenues for fiscal 2004 also reflect the impact of aggregate menu price increases of approximately 3% in November 2003 and approximately 3% in February 2004.

Percentage changes in comparable restaurant revenues for fiscal 2004 (52 weeks) versus fiscal 2003 (53 weeks) are as follows:

Percentage Change Fiscal 2004 (52 weeks) vs. Fiscal 2003 (53 weeks)
Morton’s	6.8%
Bertolini’s	4.7%
Total	6.7%

During the first and second quarters of fiscal 2003, we believe that the war in Iraq and the weak economic environment adversely affected many of the markets in which we operate which, in turn, contributed to weak revenue trends. Additionally, during the first and second quarters of fiscal 2003, the outbreak of “severe acute respiratory syndrome” materially affected the results of our three restaurants located in Hong Kong, Singapore and Toronto. During the first and second quarters of fiscal 2004, an improved economy contributed to stronger revenue trends. During the third quarter of fiscal 2004, we believe revenues were adversely impacted by hurricanes and severe weather in Florida and the southeastern United States.

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

Pre-opening costs, depreciation and amortization increased $1.2 million, or 19.6%, to $7.5 million for fiscal 2004 from $6.3 million for fiscal 2003. These costs increased as a percentage of revenues by 0.3% to 2.7% for fiscal 2004 from 2.4% for fiscal 2003. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. Pre-opening costs incurred and recorded as expense increased to $1.1 million for fiscal 2004 from $0.9 million for fiscal 2003. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

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

Provision for income taxes consisted of an income tax expense of $5.9 million for fiscal 2004 and $1.2 million for fiscal 2003. Our fiscal 2004 effective tax rate differs from the statutory rate due to the change in utilization of 2003 FICA tax payments from a credit to a deduction and certain non-deductible interest expense related to our 7.5% senior secured notes. The impact of this change resulted in recording additional tax expense of approximately $1,658,000 to our income tax expense for fiscal 2004. See Note 9 to our 2004 consolidated financial statements. Our fiscal 2003 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next several years through cash provided by operations and borrowings available under our new senior revolving credit facility. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. The landlord contributions for the four Morton’s opened in leased premises between January 3, 2005 and March 16, 2006 ranged from approximately $1.0 million to $1.4 million. As of January 1, 2006, we had cash and cash equivalents of $19.5 million compared to $10.2 million as of January 2, 2005.

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

Operating Activities. Cash flows provided by operating activities for fiscal 2005 were $25.7 million, consisting primarily of a net increase in cash of $12.3 million resulting from income before depreciation and amortization, a net increase in cash of $19.7 million resulting from an increase in accounts payable, accrued expenses and other liabilities, partially offset by a net decrease in cash of $3.0 million resulting from an increase in prepaid expenses and other assets. Cash flows provided by operating activities for fiscal 2004 were $20.1 million, consisting primarily of a net increase in cash of $12.4 million resulting from income before depreciation and amortization, a change in deferred income taxes of $5.2 million and a net increase in cash of $5.7 million resulting from an increase in accounts payable, accrued expenses and other liabilities, partially offset by a net decrease in cash of $1.7 million resulting from an increase in prepaid expenses and other assets. Cash flows provided by operating activities for fiscal 2003 were $12.1 million, consisting primarily of a net increase in cash of $12.2 million resulting from income before depreciation and amortization and a net increase in cash of $1.7 million resulting from a decrease in prepaid expenses and other assets, partially offset by a net decrease in cash of $3.2 million resulting from a decrease in accounts payable, accrued expenses and other liabilities. The decrease in accounts payable, accrued expenses and other liabilities primarily relates to payment of construction costs and merger and legal costs, as well as a series of monthly settlement payments relating to a Bertolini’s restaurant that was closed in fiscal 1999. See Note 4(c) to our 2003 consolidated financial statements.

Investing Activities. Cash flows used in investing activities for fiscal 2005 were $12.0 million primarily due to purchases of property and equipment of $12.7 million, which include capital expenditures related to the three Morton’s steakhouses opened during the first quarter of 2005, and purchases of marketable securities of $7.1 million partially offset by proceeds from the sale of marketable securities of $7.2 million. Cash flows used in investing activities for fiscal 2004 were $15.4 million due to purchases of property and equipment of $12.1 million, which include capital expenditures related to the Morton’s steakhouse opened in the third quarter of fiscal 2004 and the three Morton’s steakhouses opened during the first quarter of 2005, and purchases of marketable securities of $10.7 million partially offset by proceeds from the sale of marketable securities of $6.4 million and insurance proceeds of approximately $1.0 million related to the Morton’s steakhouse formerly located at 90 West Street, New York, New York. Cash flows used in investing activities for fiscal 2003 were $5.2 million, attributable to purchases of property and equipment primarily related to the opening of one Morton’s steakhouse in February 2003.

Financing Activities. Cash flows used in financing activities for fiscal 2005 were $4.5 million, consisting of net principal reduction on obligations to financial institutions of $3.6 million, the payment of dividends of $1.5 million, partially offset by the decrease in restricted cash of $0.5 million. Cash flows used in financing activities for fiscal 2004 were $12.6 million, consisting of the payment of a dividend of $6.8 million, net principal reduction on obligations to financial institutions of $5.8 million, primarily due to the early repayment of two mortgages aggregating $5.3 million, and the payment of deferred financing costs of $0.6 million relating to our 7.5% senior secured notes offering and our working capital facility, partially offset by the decrease in restricted cash of $0.6 million. Cash flows provided by financing activities for fiscal 2003 were $9.3 million, consisting of net proceeds from the 7.5% senior secured notes offering of $89.3 million, partially offset by net principal reductions on obligations to financial institutions and capital leases of $72.4 million, the payment of deferred financing costs relating to our 7.5% senior secured notes offering and our working capital facility of $6.3 million and $1.1 million of cash restricted as collateral for our two interest rate swap agreements with Bank of America, formerly Fleet National Bank (“B of A”).

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility.

All of the senior revolving credit facility is available for letters of credit and up to $5.0 million will be available for swingline loans. Subject to customary conditions, including the absence of defaults under the senior revolving credit facility, amounts available under the senior revolving credit facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swingline loans, until the maturity date thereof. The availability under the senior revolving credit facility will be reduced by the aggregate amount of our outstanding letters of credit and swingline loans.

The senior revolving credit facility also provides us with the right to seek to increase the facility by an additional $50.0 million, in the form of either additional revolving loans or term loans, on up to two occasions in a minimum principal amount of $25.0 million on each occasion, which we refer to as the incremental facility. None of the lenders under the revolving credit facility will be obligated to provide the incremental facility. If our then existing lenders did not elect to provide commitments for a portion of the incremental facility, we would have to seek the remaining commitments from other lenders, although there can be no assurance that we would be able to do so. In addition, the incremental facility will only be available if (i) no default or event of default under the senior revolving credit facility has occurred and is continuing at the time of such increase, (ii) the borrower is in pro forma compliance with the financial covenants at the time of such increase, and (iii) the administrative agent for our senior revolving credit facility has received certain other documentation from the borrower. The portion of the incremental facility in the form of revolving loans would not be allowed to have a shorter maturity or higher interest rate margins or fees than the senior revolving credit facility.

Loans under the senior revolving credit facility bear interest, at the borrower’s option, at a rate per annum equal to either: (i) the base rate plus an applicable margin, or (ii) the LIBOR rate plus an applicable margin. The base rate is a rate per annum equal to the greater of (i) Wachovia’s prime commercial lending rate as announced from time to time or (ii) the federal funds rate plus 0.50% per annum. The LIBOR rate is the London Interbank Offered Rate (as quoted on Telerate Page 3750) for corresponding deposits of U.S. dollars for the relevant interest period, as selected by the borrower.

Beginning on the date on which we deliver financial statements for the first full fiscal quarter following the closing date for the senior revolving credit facility, the applicable margin for the senior revolving credit facility would be determined quarterly based on our adjusted leverage ratio for the trailing twelve month period calculated from the most recently delivered financial statements. The applicable margin for LIBOR rate loans will range from 0.625% to 1.000% based on our adjusted leverage ratio and the applicable margin for base rate loans will be 0.000%.

The senior revolving credit facility contains various affirmative and negative covenants customary for similar credit facilities. The affirmative covenants include, but are not be limited to: compliance with environmental and other laws, maintenance of properties and insurance and covenants regarding guarantors. The negative covenants include, but are not limited to covenants that would, subject to customary exceptions for similar credit facilities: (i) prohibit certain mergers and consolidations by us and our subsidiaries with other persons; (ii) limit the ability to change the lines of business in which we and our subsidiaries are involved; (iii) limit assets sales out of the ordinary course of business or sale-leaseback transactions; (iv) prohibit material changes in accounting policies; (v) prohibit changes in our fiscal year; (vi) limit our ability and our subsidiaries’ ability to enter into joint ventures, acquisitions and other investments; (vii) prohibit us and our subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (viii) prohibit us and our subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (ix) restrict us and our subsidiaries from entering into any agreement that prohibits any lien upon any of our or their properties or assets, or that prohibits or limits the ability of our subsidiaries to make distributions or other payments to us; (x) restrict us from redeeming, retiring or purchasing capital stock or declaring, paying or making any dividends or distributions with respect to capital stock or certain payments or prepayments of principal of, premium, or interest on, or redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any subordinated indebtedness; (xi) prohibit us and our subsidiaries from entering into any transaction with any of our affiliates on terms that are less favorable to us or that subsidiary than those that might be obtained at the time from a third party; and (xii) prohibit amendments and other modifications and waivers of material rights under certain material agreements or our organizational documents if the effect of such amendment, modification or waiver would be materially adverse to us or the lenders under the senior revolving credit facility.

Under the senior revolving credit facility, we are required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of 5:1 and a limit on our capital expenditures. Our annual capital expenditures will not be allowed to exceed $33.5 million for fiscal year 2006, $27.5 million for fiscal years 2007 and 2008 and $30.0 million for fiscal year 2009 and thereafter. This covenant also provides for a one year carry-forward of unused amounts from the prior fiscal year.

The senior revolving credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation for: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) inaccuracy or breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy related events (subject to limited exceptions for certain inactive subsidiaries or operating subsidiaries which cease operations); (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; (ix) certain ERISA matters; and (x) certain change of control events relating to us. Other than in respect of a bankruptcy related event of default, which would result in the automatic and immediate requirement to repay all borrowings and other amounts due, if an event of default occurs the lenders would be entitled to require the immediate repayment of all borrowings and other amounts due under the senior revolving credit facility and to seize and sell the collateral pledged to secure the borrowings and other obligations under the senior revolving credit facility.

Previously Outstanding 7.5% Senior Secured Notes.

On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010. The notes were issued at a discount of 15% and a yield to maturity of 12.005% including the accretion of the discount and the amortization of the related deferred financing costs. The notes were fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic restricted subsidiaries. On December 22, 2003, we filed a registration statement with the Securities and Exchange Commission with respect to notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately-issued original notes. The new notes evidenced the same debt as the original notes, are entitled to the benefits of the indenture governing the original notes and were treated under the indenture as a single class with the original notes. The exchange offer was completed on January 28, 2004. We refer to these notes as our 7.5% senior secured notes. On February 14, 2006, in connection with the IPO, we repaid these notes.

Our domestic restricted subsidiaries consisted of all of our domestic subsidiaries that either own restaurants or own subsidiaries that own restaurants. As restricted subsidiaries, each of these guarantors of the 7.5% senior secured notes was subject to all of the terms, conditions and covenants contained in the indenture governing the 7.5% senior secured notes that apply to restricted subsidiaries. The 7.5% senior secured notes were not guaranteed by our foreign subsidiaries due to the tax implications of providing such guarantees, or by our unrestricted subsidiaries, which presently consist of subsidiaries that have no material assets. Our unrestricted subsidiaries were not subject to the terms, conditions or covenants contained in the indenture, and must interact with MRG and our restricted subsidiaries on the same basis as unrelated third parties.

The 7.5% senior secured notes and the guarantees were secured by substantially all of our, and our domestic restricted subsidiaries’ tangible and intangible assets, as well as by a pledge of a portion of the stock of the subsidiaries owned by us and by our domestic restricted subsidiaries, in each case subject to the prior ranking claims on such assets by the lender under our working capital facility and holders of any capital lease obligations and certain other secured indebtedness. The indenture governing the 7.5% senior secured notes permitted us to incur other senior secured indebtedness and to grant liens on our assets under certain circumstances.

We paid interest on the 7.5% senior secured notes semi-annually in cash, in arrears, on January 1 and July 1 at an annual rate of 7.5%. The indenture governing the 7.5% senior secured notes contained various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability to incur additional indebtedness or enter into sale and leaseback transactions; pay dividends, redeem stock or make other distributions; issue stock of our subsidiaries; make certain investments or acquisitions; grant liens on assets; enter into transactions with affiliates; merge, consolidate or transfer substantially all of our assets; and transfer and sell assets. Our indenture had a covenant that limited our incurrence of additional indebtedness other than Permitted Indebtedness (defined therein) unless on the date of the incurrence of additional indebtedness our Consolidated Fixed Charge Coverage Ratio (defined therein) would have been, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.25 to 1.0. The indenture defined Consolidated Fixed Charge Coverage Ratio as the ratio of Consolidated EBITDA to Consolidated Fixed Charges (defined therein).

The indenture governing the 7.5% senior secured notes contained various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness.

Prior Working Capital Facility.

On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. As of January 1, 2006, we had no borrowings outstanding under our working capital facility and approximately $0.3 million was restricted for letters of credit. On February 14, 2006, in connection with the IPO, we terminated this facility and secured the outstanding letters of credit.

Our working capital facility was scheduled to mature on July 7, 2007. Availability under our working capital facility was limited to the lesser of (i) $15.0 million and (ii) the borrowing base amount, in each case, less the sum of (a) the revolving loans then outstanding (including letters of credit) and (b) reserves required by the lender. The borrowing base amount was defined as the lesser of (A) 80% of our twelve-month trailing EBITDA, as determined in accordance with the most recently delivered financial statements, or (B) 25% of our “enterprise value,” determined to be $168.0 million as of July 7, 2003, and thereafter to be the amount determined by a third party appraiser. We were permitted to repay and reborrow such advances until the maturity date. At our option, up to $7.5 million of the facility could consist of one or more letters of credit issued by the lender. Our working capital facility was guaranteed by all of our domestic restricted subsidiaries and secured by a first priority perfected security interest in all of the collateral securing the 7.5% senior secured notes. Interest accrued on borrowings under our working capital facility at a floating rate of interest per annum equal to the rate of interest announced from time to time within the lender’s principal office in San Francisco as its “prime rate” plus 1.75%, or a LIBOR-based equivalent thereof. Interest was calculated on the basis of a 360-day year and was payable monthly for base rate loans and at the end of each interest period for LIBOR loans (but not less frequently than quarterly). Our working capital facility contained certain customary fees, including a closing fee, anniversary fees, servicing fees and pre-payment fees.

Our working capital facility contained various affirmative and negative covenants customary for similar working capital facilities, including but not limited to covenants pertaining to mergers and sales of assets outside the ordinary course of business; use of proceeds; granting of liens; incurrence of indebtedness; restricted payments; voluntary prepayment of indebtedness, including the 7.5% senior secured notes; payment of dividends; business activities; investments and acquisitions; transactions with affiliates; certain restrictions affecting subsidiaries; fundamental changes; and amendments or modifications to instruments governing certain indebtedness. Our working capital facility also required us to achieve and maintain a twelve-month trailing EBITDA (as defined therein) of not less than $16.0 million. As of January 1, 2006, we were in compliance with all of our financial covenants.

Our working capital facility contained customary events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; change of control; certain bankruptcy-related events; inaccuracy of representations and warranties in any material respect; and cross defaults with certain other indebtedness and agreements, including without limitation the indenture governing the 7.5% senior secured notes.

Prior Credit Facility.

Our prior credit facility was pursuant to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated June 19, 1995, between us and Fleet National Bank (subsequently acquired by B of A) (“Fleet”), as amended from time to time, a portion of which had been syndicated to other lenders. On July 7, 2003, we used a portion of the proceeds from the 7.5% senior secured notes offering to repay our prior credit facility in full. Following repayment, the credit facility was terminated. On April 7, 1998 and May 29, 1998, we entered into interest rate swap agreements with Fleet on notional amounts of $10.0 million each. These agreements expired on April 7, 2003 and May 29, 2003. Additionally, on October 24, 2002, we entered into two interest rate swap agreements with Fleet on notional amounts of $20.0 million each, which expired on October 24, 2004 and October 24, 2005. These agreements were used to reduce the potential impact of interest rate fluctuations relating to $40.0 million of variable rate debt under our prior credit facility. As a result of the July 7, 2003 repayment of our prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, these interest rate swap agreements were accounted for as speculative instruments and resulting changes in their fair market value were charged or credited to interest expense, net in the consolidated statements of income. The change in the fair market value has been recognized in interest expense, net in the consolidated statements of income for fiscal 2005 and fiscal 2004. As of January 2, 2005, in accordance with SFAS No. 133, liabilities were approximately $0.1 million in the accompanying consolidated balance sheet.

Prior CNL Loan.

In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL. This loan was scheduled to mature on April 1, 2007 and bore interest at 10.002% per annum. This loan was secured by a security interest in the assets of the Morton’s steakhouses located in Chicago (State Street) and Denver (downtown). Principal and interest payments were due monthly over the term of the loan. On January 2, 2005, the outstanding principal balance of the CNL loan was approximately $0.8 million of which approximately $0.3 million of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheet. We repaid this loan in February 2005.

Mortgages.

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. The loans generally require monthly payments of principal and interest. On January 1, 2006 and January 2, 2005 the aggregate outstanding principal balance due on these loans was approximately $3.6 million and $6.4 million, respectively, of which approximately $0.1 million and $0.2 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets. We repaid one mortgage in May 2003, one in September 2003, two in April 2004 and one in February 2005. The remaining mortgage outstanding as of January 1, 2006 bears interest at 8.98% and is scheduled to mature in March 2021. As of January 1, 2006, we were in compliance with all of our financial covenants.

Restaurant Operating Leases.

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto. See Note 10 to our 2005 consolidated financial statements.

Contractual Commitments.

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of January 1, 2006:

	2006	2007	2008	2009	2010	Thereafter	Total
	(amounts in thousands)
7.5% senior secured notes, including interest (a)	$7,875	$7,875	$7,875	$7,875	$108,938	$—	$140,438
New senior revolving credit facility (b)	—	—	—	—	—	—	—
Mortgage loan with GE Capital Franchise Finance, including interest	436	436	435	435	436	4,459	6,637

Subtotal	8,311	8,311	8,310	8,310	109,374	4,459	147,075
Operating leases	20,320	21,884	21,912	21,444	20,818	125,983	232,361
Purchase commitments	34,318	—	—	—	—	—	34,318
Letters of credit	275	—	—	—	—	—	275

Total	$63,224	$30,195	$30,222	$29,754	$130,192	$130,442	$414,029

(a)	The 7.5% senior secured notes were repaid in February 2006.
(b)	We entered into a new senior revolving credit facility with Wachovia on February 14, 2006.

Capital Expenditures. During fiscal 2005, our investment in fixed assets and related investment costs, including expensed pre-opening costs, approximated $14.9 million. We estimate that we will expend up to an aggregate of $30.0 million in fiscal 2006, net of landlord contributions, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12.21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. We anticipate that funds generated through operations and through borrowings under our new senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2006. We cannot be sure, however, that this will be the case.

Net Operating Loss Carryforwards

At January 1, 2006, we had various state income tax net operating loss carryforwards aggregating approximately $3.4 million which expire in various periods through 2023. As of January 1, 2006, we had approximately $10.0 million in FICA and other tax credits expiring in various periods through 2025 available to reduce income taxes payable in future years. Approximately $0.1 million of our deferred tax assets represents capital loss carryforwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. We consider the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the date of our acquisition by CHP III ($6.9 million) are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition. See Note 8 to our 2005 consolidated financial statements.

Value of Equity Compensation Issued

During fiscal 2003, fiscal 2004 and fiscal 2005, MHLLC, which was at the time our parent, granted 1,497,585, 28,600 and 172,400, respectively, of its common units pursuant to employee subscription agreements. Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting. As of January 1, 2006, there were a total of 1,490,171 of such units outstanding, which represented approximately 13% of the total number of MHLLC common units and approximately 3% of the total estimated equity value of MHLLC at January 1, 2006. MHLLC also has preferred units outstanding, which represented approximately 78% of the total estimated equity value of MHLLC as of January 1, 2006.

The fair value of each common unit on the respective date of grant was $0.01. An appraisal of MHLLC’s enterprise value was performed by a third party as of June 29, 2003 and January 4, 2004. The third party’s valuations as of June 29, 2003 and January 4, 2004 were utilized by MHLLC’s board of advisors to value the common units granted to employees during fiscal 2003 and fiscal 2004, respectively. Both of the third party’s valuations utilized the same methodology. For fiscal 2005 grants, the fair value of the grants was determined by MHLLC’s board of advisors based on internally prepared contemporaneous valuations utilizing the same methodology as the third party’s valuations.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Determining the fair value of MHLLC common units required complex judgments. The appraisal of the enterprise value of MHLLC performed by the third party as of June 29, 2003 and January 4, 2004 applied an income approach and a market approach and did not then contemplate an initial public offering. The third party prepared an appraisal of the business enterprise on June 29, 2003 and January 4, 2004. After subtracting the outstanding debt and value of the preferred units, there was no value attributable to MHLLC’s common units. MHLLC’s board of advisors, in its subsequent valuations, allocated the blended enterprise value (average enterprise value calculated using the enterprise values as determined by the market approach and the income approach) to the then outstanding debt and preferred units. After allocating the value of the outstanding debt and preferred units, it was determined that no value remained to the common units. As a result, the MHLLC board of advisors assigned a nominal value ($0.01) to each common unit of MHLLC granted.

The market value approach was based on acquisition multiples for a comparable group of public restaurant companies, computing average ratios and applying these multiples to MHLLC. Based on historical acquisition multiples for restaurant company acquisitions, the average enterprise value to earnings before interest, taxes, depreciation and amortization, or EBITDA, multiple and average enterprise value to earnings before interest and taxes, or EBIT, multiple were determined to be 6.9 and 12.4, respectively. The acquisition of MRG by Castle Harlan in July 2002 in an arm’s length transaction with an active bidding process was effected at actual multiples of 8 times EBITDA, 13 times EBIT and 4.7 times earnings before interest, taxes, depreciation, amortization and rental expense, or EBITDAR. These actual multiples were used in the third party’s June 29, 2003 and January 4, 2004 appraisals, as they were considered to be the best indicator of the value of MRG.

The income approach was based on forecasted cash flows discounted using discount factors that took into account the timing and risk associated with the forecasted free cash flows. Cash flows were discounted at a weighted average cost of capital of 14% and 12% in the third party’s June 29, 2003 and January 4, 2004 appraisals, respectively, calculated based on a group of public restaurant companies that we believe to be comparable.

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of net sales have been somewhat stable due to procurement efficiencies and menu price adjustments although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation.

Seasonality

Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume, and revenues generally being higher in the first and fourth quarter in part due to increased redemption of gift certificates and increased usage of Boardrooms, respectively. We believe we may incur a net loss or generate a small profit in the second and third quarters of fiscal 2006.

The following table sets forth historical, unaudited quarterly revenues for our Morton’s and Bertolini’s restaurants that were open for the entire period from January 3, 2005 to January 1, 2006 (67 restaurants) and for the entire period from January 5, 2004 to January 2, 2005 (67 restaurants). The fourth quarter of fiscal 2003 includes one extra week as fiscal 2003 includes a 53rd week.

Comparable Restaurant Revenues

(dollars in thousands)

	2005		2004		2004		2003
	67 restaurants				67 restaurants
	$	%	$	%	$	%	$	%
First Quarter	73,381	26.4	72,854	26.8	72,133	26.7	63,820	25.2
Second Quarter	67,771	24.3	64,778	23.8	64,112	23.7	58,208	23.0
Third Quarter	61,110	21.9	60,022	22.1	59,829	22.1	57,267	22.6
Fourth Quarter	76,371	27.4	74,191	27.3	74,422	27.5	74,275	29.2

	278,633	100.0	271,845	100.0	270,496	100.0	253,570	100.0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

As of January 1, 2006, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of January 1, 2006, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our new senior revolving credit facility that will be payable at floating rates of interest. Our other indebtedness, our 7.5% senior secured notes and our mortgage, are payable at a fixed rate of interest. As of January 1, 2006, there were no borrowings outstanding under our floating rate working capital facility. As a result, a hypothetical 10% fluctuation in interest rates, as of January 1, 2006, would not have any impact on earnings for fiscal 2005.

On February 14, 2006, in connection with the IPO, we repaid the 7.5% senior secured notes and we terminated our floating rate working capital facility.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements follow on pages 43 to 80.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Morton’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton’s Restaurant Group, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the years in the three-year period ended January 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton’s Restaurant Group, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their income and their cash flows for each of the years in the three-year period ended January 1, 2006 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Melville, New York

March 31, 2006

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 1, 2006 and January 2, 2005

(amounts in thousands)

	January 1, 2006	January 2, 2005
Assets
Current assets:
Cash and cash equivalents	$19,456	$10,179
Restricted cash	—	548
Marketable securities	4,170	4,112
Accounts receivable	5,028	4,346
Inventories	10,128	9,302
Prepaid expenses and other current assets	9,257	6,600
Income tax receivable	444	—
Deferred income taxes, net	6,311	5,237

Total current assets	54,794	40,324

Property and equipment, net	66,469	61,487

Intangible asset	92,000	92,000
Goodwill	61,308	61,789
Other assets and deferred expenses, net	8,038	8,836

	$282,609	$264,436

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

January 1, 2006 and January 2, 2005

(amounts in thousands, except share and per share amounts)

	January 1, 2006	January 2, 2005
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$7,217	$6,390
Accrued expenses, including deferred revenue from gift certificates of $17,194 and $14,081, respectively	39,737	30,902
Current portion of obligations to financial institutions	114	521
Accrued income taxes	206	379

Total current liabilities	47,274	38,192

7.5% senior secured notes, net of unamortized discount of $11,393 and $13,283, respectively	93,607	91,717
Obligations to financial institutions, less current maturities	3,467	6,636
Deferred income taxes, net	23,104	23,004
Other liabilities	18,556	7,546

Total liabilities	186,008	167,095

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 10,098,500 shares at January 1, 2006 and January 2, 2005	101	101
Additional paid-in capital	96,977	96,976
Accumulated other comprehensive income	209	189
(Accumulated deficit) retained earnings	(686)	75

Total stockholder’s equity	96,601	97,341

	$282,609	$264,436

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Fiscal Years ended January 1, 2006, January 2, 2005 and January 4, 2004

(amounts in thousands, except share and per share amounts)

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Revenues	$300,690	$276,334	$258,668

Food and beverage costs	99,587	93,222	86,265
Restaurant operating expenses	140,998	127,000	124,051
Pre-opening costs	2,293	1,059	904
Depreciation and amortization	7,695	6,435	5,360
General and administrative expenses	22,643	18,949	16,680
Marketing and promotional expenses	5,472	8,472	5,933
Employee separation charge	6,625	—	—
Management fee paid to related party	2,800	2,800	2,800

Operating income	12,577	18,397	16,675
(Gain) loss on insurance proceeds	—	(986)	—
Costs associated with the repayment of certain debt	174	264	2,349
(Gain) loss on sale of investment	(664)	—	—
Interest expense, net	10,856	11,510	8,862

Income before income taxes	2,211	7,609	5,464

Income tax expense	1,516	5,864	1,224

Net income	$695	$1,745	$4,240

Net income per share
Basic	$0.07	$0.17	$0.42
Diluted	$0.07	$0.17	$0.42

Shares used in computing net income per share
Basic	10,098,500	10,098,500	10,098,500
Diluted	10,098,500	10,098,500	10,098,500

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity

Fiscal Years ended January 1, 2006, January 2, 2005 and January 4, 2004

(amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 29, 2002	$101	$96,972	$879	$(539)	$97,413
Comprehensive income (loss):
Net income	—	—	4,240	—
Foreign currency translation adjustments	—	—	—	147
Unrealized loss on swap agreements	—	—	—	(191)
Reclassification adjustment on swap agreements for amounts realized in net income	—	—	—	711

Total comprehensive income (loss)					4,907

Amortization of common units	—	2	—	—	2

Balance at January 4, 2004	101	96,974	5,119	128	102,322
Comprehensive income (loss):
Net income	—	—	1,745	—
Foreign currency translation adjustments	—	—	—	61

Total comprehensive income (loss)					1,806

Dividends paid	—	—	(6,789)	—	(6,789)
Amortization of common units	—	2	—	—	2

Balance at January 2, 2005	101	96,976	75	189	97,341
Comprehensive income (loss):
Net income	—	—	695	—
Foreign currency translation adjustments	—	—	—	20

Total comprehensive income (loss)					715

Dividends paid	—	—	(1,456)	—	(1,456)
Amortization of common units	—	1	—	—	1

Balance at January 1, 2006	$101	$96,977	$(686)	$209	$96,601

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended January 1, 2006, January 2, 2005 and January 4, 2004

(amounts in thousands)

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Cash flows from operating activities:
Net income	$695	$1,745	$4,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,695	6,435	5,360
Amortization of deferred occupancy costs, bond discount and other deferred expenses	3,894	4,248	2,647
Gain on investment	(664)	—	—
(Gain) loss on marketable securities	(92)	155	—
Gain on insurance	—	(986)	—
Deferred income taxes	(493)	5,162	908
Change in assets and liabilities:
Accounts receivable	(679)	(509)	(252)
Income taxes receivable	(444)	—	885
Inventories	(818)	(185)	(367)
Prepaid expenses and other assets	(2,967)	(1,692)	1,664
Accounts payable, accrued expenses and other liabilities	19,738	5,658	(3,170)
Accrued income taxes	(157)	107	154

Net cash provided by operating activities	25,708	20,138	12,069

Cash flows from investing activities:
Purchases of property and equipment	(12,659)	(12,138)	(5,161)
Proceeds from insurance	—	986	—
Proceeds from sale of investment	674	—	—
Purchase of marketable securities	(7,143)	(10,684)	—
Proceeds from sale of marketable securities	7,177	6,417	—

Net cash used by investing activities	(11,951)	(15,419)	(5,161)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(3,576)	(5,775)	(79,395)
Proceeds from the 7.5% senior secured notes offering	—	—	89,250
Proceeds from obligations to financial institutions	—	—	6,900
Payment of deferred financing costs	—	(550)	(6,329)
Decrease (increase) in restricted cash	548	552	(1,100)
Dividends paid	(1,456)	(6,789)	—

Net cash (used) provided by financing activities	(4,484)	(12,562)	9,326

Effect of exchange rate changes on cash	4	25	60

Net increase (decrease) in cash and cash equivalents	9,277	(7,818)	16,294
Cash and cash equivalents at beginning of period	10,179	17,997	1,703

Cash and cash equivalents at end of period	$19,456	$10,179	$17,997

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 1, 2006, January 2, 2005 and January 4, 2004

(1) Organization and Other Matters

Morton’s Restaurant Group, Inc. and subsidiaries (the “Company”) are direct or indirect wholly-owned subsidiaries of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI is a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company which was formed on April 4, 2002. Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. The Company is engaged in the business of owning and operating restaurants under the names Morton’s The Steakhouse (“Morton’s”) and Bertolini’s Authentic Trattorias (“Bertolini’s”). As of January 1, 2006, the Company owned and operated 73 restaurants (69 Morton’s and 4 Bertolini’s).

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

The acquisition, as described above, has been accounted for in accordance with Financial Accounting Standards Boards Statement of Financial Accounting Standard (“SFAS”) 141, “Business Combinations.” The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (amounts in thousands).

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

Changes to the carrying amount of goodwill of $6,852,000 during fiscal 2003 consist of adjustments of $4,136,000 primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2,716,000. During fiscal 2004, goodwill was reduced by $389,000 representing tax benefits recorded with regard to changes in estimates of income tax uncertainties. Additionally, during the fourth quarter of fiscal 2004, goodwill was increased by $626,000 which represents an adjustment in purchase

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

accounting as a result of a revision to a liability assumed at the time of purchase. During fiscal 2005, goodwill was reduced by $481,000 which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition.

(2) Summary of Significant Accounting Policies

(a) Initial Public Offering and Stock Split

On February 8, 2006, the Company’s registration statement on form S-1 filed with the Securities and Exchange Commission (“SEC”) was declared effective. Pursuant to the effectiveness of the registration statement, the Company sold shares of common stock in an initial public offering (“IPO”). In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Accordingly, all references to number of shares in the consolidated financial statements and accompanying notes have been adjusted to reflect the stock split and change in the number of authorized shares on a retroactive basis.

(b) Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Reporting period

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week will be added. Fiscal 2003 was a 53 week year.

(d) Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, marketable securities of approximately $4,170,000 and $4,112,000 as of January 1, 2006 and January 2, 2005, respectively, are accounted for as available for sale securities and are recorded at fair value. Unrealized gains and losses were not significant in fiscal 2005 and fiscal 2004.

(e) Inventories

Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(f) Property and Equipment

Property and equipment are stated at cost, whereas equipment under capital leases are stated at the present value of minimum lease payments, and are depreciated using the straight-line method over the estimated useful lives of the related assets. Improvements to leased premises and property under capital leases are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful lives of the improvements. In fiscal 2005, fiscal 2004 and fiscal 2003 interest costs capitalized during the construction period for leasehold improvements were approximately $151,000, $46,000 and $26,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

(g) Other Assets and Deferred Expenses, Net

Other assets and deferred expenses, net in the accompanying consolidated balance sheets consist of the following (amounts in thousands):

	January 1, 2006	January 2, 2005
Deferred financing costs	$4,146	$5,244
Smallwares	2,662	2,501
Deposits	354	299
Other	876	792

Total other assets and deferred expenses, net	$8,038	$8,836

As of January 1, 2006 and January 2, 2005, deferred financing costs consisted of the costs associated with the 7.5% senior secured notes offering and a senior secured working capital facility with Wells Fargo Foothill, Inc. (see Notes 6 and 7), which are being amortized over 7 years and 4 years, respectively. Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when purchased.

(h) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was a subsidiary of MHLLC through June 3, 2004 and MHCI since June 4, 2004. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. The income tax provision is computed as if the Company had filed a separate stand-alone tax return.

(i) Intangible Asset and Goodwill

The identifiable intangible asset acquired represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and is widely recognized and accepted by consumers in its respective market as an indication of and recognition of service, value and quality. Goodwill represents the excess of cost over fair value of net assets of the business acquired. Before its acquisition on July 25, 2002 (“Predecessor Period”), the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The intangible asset and goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In connection with the adoption of SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company considers a reporting unit to be an individual restaurant. The Company’s initial impairment review indicated that there was no impairment as of the date of adoption for goodwill that was acquired in prior business combinations.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

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

As of January 1, 2006, the Company performed its annual impairment test of goodwill and its intangible asset in accordance with SFAS No. 142. Based on its evaluation, the Company was not required to recognize an impairment.

(j) Derivative Financial Instruments

Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As of January 1, 2006, the Company does not have any derivative financial instruments. The Company had derivative financial instruments which consisted of two interest rate swap agreements with notional amounts of $20,000,000 each, which expired on October 24, 2004 and October 24, 2005. Additionally, two interest rate swap agreements with notional amounts of $10,000,000 each expired in April 2003 and May 2003. The Company’s interest rate swap agreements were originally designated as cash flow hedges for purposes of SFAS No. 133. Based on regression analysis, the Company had determined that its interest rate swap agreements were highly effective. As a result of the July 7, 2003 repayment of the Company’s prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, the two outstanding interest rate swap agreements at that date were subsequently accounted for as speculative instruments and resulting changes in their fair market value were charged or credited to interest expense, net in the consolidated statement of income. In addition, the write-off of the accumulated other comprehensive loss of $711,000 and deferred tax assets of $457,000 as of July 7, 2003 which were previously recognized in connection with two interest rate swap agreements are included in “Costs associated with the repayment of certain debt” in the accompanying consolidated statement of income for fiscal 2003 (see Note 6). As of January 2, 2005 , in accordance with SFAS No. 133, liabilities were approximately $77,000. The change in the fair market value has been recognized in interest expense, net in the consolidated statement of income for fiscal 2005 and fiscal 2004. Restricted cash of $548,000 as of January 2, 2005 represented cash collateral relating to the interest rate swap agreements with Bank of America, formerly Fleet National Bank (“B of A”). The Company was required to collateralize the interest rate swap agreements upon the July 7, 2003 repayment of the Company’s previously existing credit facility with Fleet National Bank .

(k) Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of income include advertising expenses of approximately $1,711,000, $3,478,000 and $1,296,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Advertising costs are expensed as incurred.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

(l) Pre-opening costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in “Pre-opening costs” in the accompanying consolidated statements of income. Pre-opening costs incurred and recorded as expense for fiscal 2005, fiscal 2004 and fiscal 2003 were approximately $2,293,000, $1,059,000 and $904,000, respectively.

(m) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest and income taxes for fiscal 2005, fiscal 2004 and fiscal 2003 were as follows (amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Interest and fees, net of amounts capitalized	$8,426	$9,538	$8,562
Income taxes, net of refunds	2,619	597	496

(n) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, goodwill and intangible assets and valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

(o) Impairment of Long-Lived Assets

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

(p) Translation of Foreign Currencies

As of January 1, 2006, the Company owned and operated four international locations, one each in Hong Kong, Singapore, Toronto, Canada and Vancouver, Canada. A restaurant in Hong Kong (Central) was closed on January 29, 2003 (see Note 3(a)). The financial position and results of operations of the Company’s foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholder’s equity.

(q) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and equity adjustments from foreign currency translation and is presented in the consolidated statements of stockholder’s equity. Comprehensive income for fiscal 2003 also includes a reclassification adjustment of $711,000 relating to the Company’s interest rate swap agreements for amounts realized in net income upon such agreements becoming speculative instruments as a result of the repayment of the Company’s prior credit facility (see Note 2(j)). Prior to the Company’s interest rate swap agreements becoming speculative instruments, comprehensive income also included unrealized gains (losses) on such agreements.

(r) Revenue Recognition

Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Gift cards and or certificates are sold in the ordinary course of business. Proceeds from gift card and or certificate sales are recorded as deferred revenue at the time the gift card and or certificate is sold and are not recognized as revenue until the gift card and or certificate is redeemed.

(s) Net Income Per Share

In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006 (see Note 2(a)). Accordingly, basic and diluted shares for all periods presented have also been calculated based on the average shares outstanding, as adjusted for the 10,098.5 for one stock split.

Basic and diluted income per share have been computed by dividing net income by the shares outstanding as adjusted for the 10,098.5 for one stock split.

The 10,098,500 shares outstanding as adjusted for the stock split include all shares issuable for no consideration to employees who were granted MHLLC common units pursuant to employee subscription agreements (see Note 11).

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

The following table sets forth the computation of basic and diluted net income per share:

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003
Net income available to common stockholder	$695	$1,745	$4,240

Shares:
Weighted average number of common shares outstanding	10,098,500	10,098,500	10,098,500
Dilutive shares	—	—	—

Weighted average number of common shares outstanding	10,098,500	10,098,500	10,098,500

Basic net income per share	$0.07	$0.17	$0.42

Diluted net income per share	$0.07	$0.17	$0.42

(t) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all stock-based employee compensation to be recorded as an expense in the consolidated statement of income and that such cost be measured according to the fair value of stock options. SFAS No. 123(R) will be effective for the annual reporting period that begins after June 15, 2005. Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan, which is referred to as the equity incentive plan. The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards. In February 2006, in connection with the IPO, the Company issued 241,500 shares of restricted stock to certain of its employees and directors. The total compensation expense relating to these restricted shares is approximately $4,100,000. The Company will record compensation expense of approximately $205,000 in each quarter of each of the next five fiscal years in connection with those shares.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) 05-06 “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. The adoption of EITF 05-06 did not have a material effect on the Company’s consolidated financial statements.

During October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”) which requires a lessee to cease capitalizing rental costs during the construction period as of the first reporting period beginning

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

after December 15, 2005, which is effective date of FSP 13-1. In accordance with FSP 13-1, beginning January 2, 2006, rental costs incurred during the construction period will be recognized as rental expense.

(3) Restaurant Closing Costs and Other (Benefit) Charges

(a) Morton’s—Hong Kong (Central) and Addison, Texas

In January 2003, the Company closed the Morton’s steakhouse in Hong Kong (Central) due to its low revenues and negative cash flows. No impairment charge was recorded in connection with the closing of this steakhouse. The book value of the assets of the Hong Kong (Central) restaurant, which included property and equipment of approximately $1,900,000, a landlord security deposit of approximately $280,000 and other assets of approximately $55,000, were written-down to zero as part of the fair value assessment of the Company’s assets in purchase accounting resulting from the July 2002 acquisition. There were no proceeds received from the disposition of these assets. The Company also recorded in purchase accounting an accrual for certain exit costs, which included accrued severance of approximately $155,000 and accrued legal fees of approximately $35,000, in accordance with the requirements set forth in EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company met the criteria set forth in EITF 95-3 as management began to formulate a plan to close the restaurant and terminate employees as of the consummation date and the involuntary termination benefits were not part of a pre-existing plan. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees within a period of less than one year from the acquisition date.

In August 2003, the Company closed the Morton’s steakhouse in Addison, Texas due to its low revenues and negative cash flows. No impairment charge was recorded in connection with the closing of this steakhouse. The book value of the assets of the Addison, Texas restaurant, which included property and equipment of approximately $367,000 and other assets of approximately $40,000, were written-down to zero as part of the fair value assessment of the Company’s assets in purchase accounting resulting from the July 2002 acquisition. There were no proceeds received from the disposition of these assets. The Company also recorded in purchase accounting an accrual for certain exit costs, which included accrued severance of approximately $60,000 and accrued legal fees of approximately $40,000, in accordance with the requirements set forth in EITF 95-3. The Company met the criteria set forth in EITF 95-3 as management began to formulate a plan to close the restaurant and terminate employees as of the consummation date and the involuntary termination benefits were not part of a pre-existing plan. The plan, including the type and amount of benefits that employees were eligible to receive, was finalized and communicated to the relevant employees within a period of less than one year from the acquisition date.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

The Company recorded a benefit, net of related costs, in “Restaurant operating expenses” in the accompanying consolidated statements of income of approximately $2,775,000 and $857,000 for fiscal 2004 and fiscal 2003, respectively, representing business interruption insurance recovery related to costs incurred from the closing of that restaurant. During fiscal 2004, the Company received $986,000 and recorded a gain relating to such property insurance.

(c) Certain Weather-Related Restaurant Closures

As a result of the impact of Hurricane Katrina, the Morton’s steakhouse in New Orleans was temporarily closed from August 28, 2005 until January 12, 2006. During the fourth quarter of fiscal 2005, the Company recorded an insurance receivable of $538,000. Based on its insurance coverage, the Company believes that insurance recoveries will be recorded in fiscal 2006, although there is no assurance that any future recoveries will be received.

As a result of the impact of Hurricane Wilma, the Morton’s steakhouses in Boca Raton, Miami, North Miami and Palm Beach Florida were temporarily closed for an average of 9 days in October 2005. During the fourth quarter of fiscal 2005, the Company recorded an insurance receivable of $235,000.

These events have adversely affected the Company’s results of operations in the third and fourth quarters of fiscal 2005.

(4) Property and Equipment

The costs and related accumulated depreciation and amortization of major classes of assets as of January 1, 2006 and January 2, 2005 are set forth below (amounts in thousands):

	January 1, 2006	January 2, 2005
Furniture, fixtures and equipment	$19,251	$16,499
Buildings and leasehold improvements	57,333	45,139
Land	8,474	8,474
Construction in progress	1,395	5,234

	86,453	75,346
Less accumulated depreciation and amortization	19,984	13,859

Net property and equipment	$66,469	$61,487

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

(5) Accrued Expenses

Accrued expenses at January 1, 2006 and January 2, 2005 consist of the following (amounts in thousands):

	January 1, 2006	January 2, 2005
Deferred revenue from gift certificates	$17,194	$14,081
Restaurant operating expenses	6,567	4,558
Payroll and related taxes	4,387	3,642
Accrued legal costs	1,788	2,782
Sales and use tax	2,187	1,964
Accrued separation agreement	1,945	—
Rent and property taxes	1,762	1,635
Accrued construction costs	632	705
Interest rate swap agreements	—	77
Other	3,275	1,458

Total accrued expenses	$39,737	$30,902

(6) 7.5% Senior Secured Notes

On July 7, 2003, the Company completed a private offering of $105,000,000 in aggregate principal amount at maturity of its 7.5% senior secured notes due 2010. On February 14, 2006, the Company repaid the 7.5% senior secured notes (see Note 16).

The 7.5% senior secured notes were issued at a discount of 15%. Net proceeds from the 7.5% senior secured notes offering were $89,250,000 less expenses. On December 22, 2003, the Company filed a registration statement with the Securities and Exchange Commission with respect to the 7.5% senior secured notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately-issued original notes. The new notes evidenced the same debt as the original notes, were entitled to the benefits of the indenture governing the original notes and were treated under the indenture as a single class with the original notes. Interest on the 7.5% senior secured notes was payable semi-annually on January 1 and July 1. The 7.5% senior secured notes had a yield to maturity of 12.005% including the accretion of the discount and the amortization of the related deferred financing costs.

As of January 1, 2006, the Company was in compliance with all of the financial covenants related to the senior secured notes.

Concurrently with the closing of the original notes offering, the Company entered into a $15,000,000 senior secured working capital facility with Wells Fargo Foothill, Inc. (see Note 7). The Company used a portion of the net proceeds from the 7.5% senior secured notes offering to repay its previously existing credit facility, capital leases and three mortgages. The Company used the remaining net proceeds for general corporate purposes. During the third quarter of fiscal 2003, the Company expensed $2,349,000 representing: (1) the write-off of deferred financing costs of $718,000 relating to the previously existing credit facility; (2) prepayment penalties of $463,000 incurred with the repayment of the Company’s capital leases and one mortgage; and (3) the write-off of the accumulated other comprehensive loss of $711,000 and deferred tax assets of $457,000 which were previously recognized in connection with two interest rate swap agreements, which expired on October 24, 2004 and October 24, 2005, which due to the repayment of its previously existing credit facility were accounted for as

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

speculative instruments. Changes in their fair market value were charged or credited to interest expense, net in the consolidated statements of income. Costs associated with the repayment of certain debt of $264,000 for fiscal 2004 represent prepayment penalties that we incurred with the early repayment of two mortgages (see Note 7).

(7) Obligations to Financial Institutions

Obligations to financial institutions consists of the following (amounts in thousands):

	January 1, 2006	January 2, 2005
Working Capital Facility (a)	$—	$—
New Senior Revolving Credit Facility (b)	—	—
Loan Agreement with CNL Financial I, Inc., due in monthly principal and interest payments (c)	—	796
Mortgage loans with GE Capital Franchise Finance due in monthly principal and interest payments (d)	3,581	6,361

Total obligations to financial institutions	3,581	7,157
Less current portion of obligations to financial institutions	114	521

Obligations to financial institutions, less current maturities	$3,467	$6,636

Future maturities of obligations to financial institutions are as follows as of January 1, 2006 (amounts in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Working Capital Facility (a)	$—	$—	$—	$—	$—	$—	$—
New Senior Revolving Credit Facility (b)	—	—	—	—	—	—	—
Mortgage loan with GE Capital Franchise Finance (d)	114	125	136	149	164	2,893	3,581

Total	$114	$125	$136	$149	$164	$2,893	$3,581

(a)	Concurrently with the closing of the original notes offering (see Note 6), the Company entered into a $15,000,000 senior secured working capital facility with Wells Fargo Foothill, Inc. As of January 1, 2006 and January 2, 2005, there were no outstanding borrowings under the Company’s working capital facility and $275,000 and $1,000,000, respectively, was restricted for letters of credit. On February 14, 2006, the Company terminated this facility and secured the outstanding letters of credit. The Company’s working capital facility was scheduled to mature on July 7, 2007. At January 1, 2006, the Company was in compliance with its debt covenants relating to its working capital facility.
(b)	In February 2006, the Company entered into a $115,000,000 new senior revolving credit facility with Wachovia Bank, N.A. which matures on February 14, 2011. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. The Company and most of its other domestic subsidiaries are guarantors of the facility. All of the senior revolving credit facility is available for letters of credit and up to $5,000,000 will be available for swingline loans.
(c)	In March 1997, the Company entered into a $2,500,000 loan agreement with CNL Financial I, Inc. (“CNL”). This loan was scheduled to mature on April 1, 2007 and bore interest at 10.002% per annum. This loan was secured by a security interest in the assets of the Morton’s steakhouses located in Chicago (State Street) and Denver (downtown). Principal and interest payments were due monthly over the term of the loan. The Company repaid this loan in February 2005.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

(d)	Mortgage loans relate to loan commitments entered into during 1999 and 1998 by various subsidiaries of the Company and GE Capital Franchise Finance, to fund the purchases of land and construction of restaurants. The Company repaid one mortgage in February 2005 and one mortgage in May 2003. The Company also repaid one mortgage in September 2003 and two mortgages in April 2004 with a portion of the proceeds from the 7.5% senior secured notes offering (see Note 6). The remaining mortgage outstanding as of January 1, 2006 bears interest at 8.98% and is scheduled to mature in March 2021. As of January 1, 2006, the Company was in compliance with all of the financial covenants related to the remaining mortgage.

(8) Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Domestic operations	$(493)	$6,195	$4,633
Foreign operations	2,704	1,414	831

Total	$2,211	$7,609	$5,464

Income tax expense is comprised of the following (amounts in thousands):

		Fiscal 2005	Fiscal 2004	Fiscal 2003
Federal:	Current	$916	$454	$49
	Deferred	435	4,363	288

		1,351	4,817	337
Foreign:	Current	553	475	308
	Deferred	59	(217)	(145)

		612	258	163
State and Local:	Current	796	563	293
	Deferred	(1,243)	226	431

		(447)	789	724

Income tax expense		$1,516	$5,864	$1,224

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Computed “expected” tax expense	$752	$2,587	$1,857
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	384	521	534
Foreign rate differential	364	223	—
FICA and other tax credits	(73)	1,591	(1,680)
Change in valuation allowance	(588)	80	47
Non-deductible interest	638	580	260
Change in effective state rate	(573)	—	—
Change in tax status of foreign subsidiaries	643	—	—
Other, net	(31)	282	206

	$1,516	$5,864	$1,224

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2005 and fiscal 2004 are presented below (amounts in thousands):

	January 1, 2006	January 2, 2005
Deferred tax assets:
Federal and state net operating loss carryforwards	$3,430	$6,086
Capital loss carryforwards	108	2,321
Deferred revenue on gift certificates	2,946	2,057
Accrued timing differences	3,145	1,245
Foreign taxes	733	84
Property and equipment depreciation	926	1,448
Deferred rent and start-up amortization	1,962	1,539
FICA and other tax credits	9,995	10,455

Total gross deferred tax assets	23,245	25,235
Less valuation allowance	(3,559)	(5,807)

Net deferred tax assets	19,686	19,428
Deferred tax liabilities:
Intangible asset	35,503	36,230
Smallwares	976	965

Total gross deferred tax liabilities	36,479	37,195

Net deferred tax liabilities	$(16,793)	$(17,767)

During fiscal 2004, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1,658,000 to the Company’s income tax expense for fiscal 2004. The Company’s fiscal 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to the 7.5%

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

senior secured notes, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate. The Company’s fiscal 2005 effective tax rate differs from its fiscal 2004 effective tax rate due to the fact that during the third quarter of fiscal 2004, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits.

At January 1, 2006, the Company had various state income tax net operating loss carryforwards, capital loss carryforwards, FICA and other tax credits expiring in various periods through 2023, 2006 and 2025, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Sections 382 and 383 of the Internal Revenue Code limit the amount of federal net operating losses, capital loss carryovers and FICA credits, generated prior to the Effective Date that may be used in future periods. Generally, the utilization of these attributes will be limited on an annual basis to the value of the acquired business, at the date of ownership change, multiplied by the federal long-term tax-exempt rate at the date of the transaction. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $50,443,000. Taxable income (loss), before the application of net operating loss carryforwards, FICA and other tax credits, for the fiscal year ended January 1, 2006 is estimated to be approximately $12,069,000. The Company assesses the recoverability of its net deferred tax asset based upon the level of historical income and projections of future taxable income. Deferred tax assets arising from capital losses have been fully reserved. Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the acquisition date $(6,852,000) are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

During fiscal 2005 and 2004, goodwill was reduced by $481,000 and $389,000, respectively, which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of purchase. State net operating losses which were subject to valuation allowances have also been adjusted downward to reflect the proper balances at year end.

FICA and other tax credits of $9,995,000 have been recorded as deferred tax assets by the Company. Included in these credits are credits aggregating $9,067,000 that are for a portion of the employer paid social security taxes on employee cash tips, the remainder of the credits are for Empowerment Zone and other credits. All of these credits are available to offset federal income tax in future years. These credits must generally be utilized after all federal net operating loss carryovers are utilized. For credits generated in tax years beginning before 1998 the carryforward period is 15 years. For credits generated in tax years beginning after 1998 the carryforward period is 20 years.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1994	$27	2009
1995	694	2010
1996	1,290	2011
1997	1,348	2012
1998	1,498	2018
1999	1,944	2019
2000	2,399	2020
2001	46	2021
2002	105	2022
2003	22	2023
2004	330	2024
2005	292	2025

	$9,995

The Company operates in the foreign jurisdictions of Canada, Singapore and Hong Kong. The foreign subsidiaries, with the exception of the Canadian operations, had operated as single member limited liability companies which were disregarded for U.S. federal income tax purposes, and were incorporated entities in their jurisdiction of operation through October 2, 2005. Therefore, the taxable income or loss of these foreign subsidiaries had been recognized on the Company’s U.S. federal income tax return, and any foreign taxes paid were available as foreign tax credits subject to certain limitations, or as deductions against taxable income in the U.S. As of October 3, 2005, the Company has elected to treat its Singapore and Hong Kong subsidiaries as separate taxable corporations. However, due to IRS regulations related to Sub-part F of the Internal Revenue Code Hong Kong and Singapore’s 2005 fourth quarter income will also be included in taxable income for U.S. federal income tax purposes. U.S. deferred taxes on undistributed earnings of $1,394,000 of foreign subsidiaries have not been recognized under the indefinite reversal criterion in Accounting Principles Board (“APB”) Opinion No. 23 because they are considered permanent in nature.

(9) Capital Stock

In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. As of January 1, 2006 and January 2, 2005, the authorized capital of MRG consisted of 10,098,500 shares of common stock, as adjusted for the stock split, at $0.01 par value per share. Such shares had been issued to MHLLC upon the acquisition of the Company on July 25, 2002. On June 4, 2004, MHLLC contributed its 10,098,500 shares of common stock of MRG to MHCI, a newly formed wholly-owned subsidiary of MHLLC, in exchange for 10,098,500 shares of common stock of MHCI, constituting 100% of the authorized common stock of MHCI.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Pursuant to the MHCI notes, if at the end of a fiscal quarter the Company has cash and cash equivalents and marketable securities in excess of $5,000,000, excluding up to $750,000 of cash and cash equivalents held by one or more of the Company’s foreign subsidiaries and is permitted to pay a dividend under the Restricted Payments covenant of the 7.5% senior secured notes (defined therein), the Company is required to pay a dividend, to the extent permitted, to MHCI to repay outstanding paid in kind notes (“PIK”) that had been issued in lieu of interest payments. The dividend will be in the amount of the lesser of the excess cash and cash equivalents and marketable securities over the $5,000,000 threshold or the aggregate outstanding PIK notes. The Company paid a dividend of approximately $995,000 and $461,000 to MHCI in May 2005 and August 2005, respectively. On February 14, 2006, the Company repaid MHCI’s 14% senior secured notes (see Note 16).

(10) Operating Leases

The Company’s operations are generally conducted in leased premises. Including renewal options, remaining lease terms range from 4 to 36 years.

In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are included in “Other liabilities” in the accompanying consolidated balance sheets and the total amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets as a credit to rent expense. As of January 1, 2006 and January 2, 2005, approximately $882,000 and $235,000, respectively, of development allowances were due from lessors and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent rental provisions based upon a percentage of gross revenues and or provide for rent deferral during the initial term of such leases. Included in “Other liabilities” in the accompanying consolidated balance sheets at January 1, 2006 and January 2, 2005 are accruals related to such rent deferrals and landlord allowances of approximately $14,319,000 and $7,588,000, respectively. For financial reporting purposes, such leases are accounted for on a straight-line rental basis. The Company recorded non-cash rent in accordance with SFAS No. 13 of $907,000, $1,440,000 and $1,338,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, which is included in “Restaurant operating expenses” in the accompanying consolidated statements of income.

Future minimum annual rental commitments under the Company’s operating leases are approximately as follows (amounts in thousands):

Fiscal 2006	$20,320
Fiscal 2007	21,884
Fiscal 2008	21,912
Fiscal 2009	21,444
Fiscal 2010	20,818
Fiscal 2011 and thereafter	125,983

Total minimum lease payments	$232,361

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Contingent rental payments on building leases are typically made based upon a percentage of gross revenues of the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $2,636,000, $2,409,000 and $1,838,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Rental expense, inclusive of contingent rent, for all such leases was approximately $21,558,000, $19,710,000 and $19,121,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(11) Employee Subscription Agreements

Certain of the Company’s executives and other employees have been granted common units of MHLLC, which represent an ownership interest in MHLLC, pursuant to employee subscription agreements. MHLLC’s Board approved 1,711,344 common units available for grant of which 1,497,585, 26,200, 2,400, 20,800, 1,600 and 150,000 were granted on August 26, 2003, June 21, 2004, October 28, 2004, January 25, 2005, May 24, 2005 and July 26, 2005, respectively. On August 26, 2003, June 21, 2004, October 28, 2004, January 25, 2005, May 24, 2005 and July 26, 2005, the fair value of each common unit granted was $0.01. Common units granted to an employee pursuant to employee subscription agreements are granted at no cost to the employee. These common units are subject to vesting. Fifty percent of the granted common units vest upon certain dates if the employee is employed as of such date as follows:

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

In addition, fifty percent of the common units vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30% and the employee is employed as of such date. Upon termination of employment, unvested common units will be forfeited and vested common units will be subject to repurchase pursuant to the terms of MHLLC’s operating agreement. Stock-based employee compensation expense related to this plan will be charged to the Company based on the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company recognized compensation expense

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

of approximately $1,000, $2,000 and $2,000 relating to the vesting of common units granted in the consolidated statement of income for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The compensation expense recorded during fiscal 2005, fiscal 2004 and fiscal 2003, represents the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which is zero) of the common units of the outstanding time-vesting common units for the respective period. The compensation expense recorded during fiscal 2003, also includes the difference between the fair value at the date of grant and the exercise price (which is zero) of the common units that were immediately vested on the date of grant of August 26, 2003. The remaining compensation expense that was measured at the date of grant will be amortized on a straight-line basis over the remaining vesting period. Compensation expense relating to the other 50% of common units granted, which vest upon certain change of control or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieves an internal rate of return of at least 30%, will be measured and recognized if and when these events occur.

Value of Equity Compensation Issued

An appraisal of MHLLC’s enterprise value was performed by a third party as of June 29, 2003 and January 4, 2004. The third party’s valuations as of June 29, 2003 and January 4, 2004 were utilized by MHLLC’s board of advisors to value the common units granted to employees during fiscal 2003 and fiscal 2004, respectively. Both of the third party’s valuations utilize the same methodology. For fiscal 2005 grants, the fair value of the grants was determined by MHLLC’s board of advisors based on internally prepared contemporaneous valuations utilizing the same methodology as the third party’s valuations.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Determining the fair value of MHLLC common units was effected by complex judgments. The appraisal of the enterprise value of MHLLC performed by the third party as of June 29, 2003 and January 4, 2004 applied an income approach and a market approach and did not then contemplate an initial public offering. The third party prepared an appraisal of the business enterprise on June 29, 2003 and on January 4, 2004. After subtracting the outstanding debt and value of the preferred units, there was no value attributable to MHLLC’s common units. The Company allocated the blended enterprise value (average enterprise value calculated using the enterprise values as determined by the market approach and the income approach) to the then outstanding debt and preferred stock. After allocating the value of the outstanding debt and preferred units, no value remained to the common equity. As a result, the MHLLC board of advisors assigned a nominal value ($0.01) to each common unit of MHLLC granted.

The market value approach was based on acquisition multiples for a comparable group of public restaurant companies, computing average ratios and applying these multiples to MHLLC. The acquisition of the Company by Castle Harlan in July 2002 in an arm’s length transaction with an active bidding process was effected at multiples of 8 times earnings before interest, taxes, depreciation and amortization, 13 times earnings before interest and taxes and 4.7 times earnings before interest, taxes, depreciation, amortization and rent. These multiples were used in the third party’s June 29, 2003 and January 4, 2004 appraisals as they were considered to be the best indicator of the value of the Company.

The income approach was based on forecasted cash flows discounted using discount factors that took into account the timing and risk associated with the forecasted free cash flows. Cash flows were discounted at a weighted average cost of capital calculated based on a group of public restaurant companies that the Company believes to be comparable of 14% and 12% in the third party’s June 29, 2003 and January 4, 2004 appraisals, respectively.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Activity relating to the common units granted pursuant to employee subscription agreements is as follows:

	Unvested Common Units	Vested Common Units	Total Common Units
Common units outstanding as of January 4, 2004	—	—	—
Granted units	1,497,585	—	1,497,585
Vested units	—	—	—
Forfeited units	(15,200)	—	(15,200)

Common units outstanding as of January 4, 2004	1,482,385	—	1,482,385
Granted units	28,600	—	28,600
Vested units	—	—	—
Forfeited units	(17,600)	—	(17,600)

Common units outstanding as of January 2, 2005	1,493,385	—	1,493,385
Granted units	172,400	—	172,400
Vested units	(495,438)	495,438	—
Forfeited units	(175,614)	—	(175,614)

Common units outstanding as of January 1, 2006	994,733	495,438	1,490,171

As of January 1, 2006, there were 221,173 common units available for grant. On July 25, 2005, 255,850 common units vested. On December 30, 2005, in connection with the separation agreement the Company entered into with Allen J. Bernstein (see Note 12), 239,588 common units previously granted to Mr. Bernstein vested. In February 2006, the MHLLC common units not already vested, vested prior to the IPO. The MHLLC common units entitled the holder thereof to receive shares of the Company’s common stock in a distribution by MHLLC that was effected prior to the IPO. The distribution of shares of the Company’s common stock to the holders of the MHLLC common units was made using outstanding shares of the Company’s common stock that were owned by MHLLC and therefore did not involve the issuance of new shares of the Company’s common stock. Employees received one share of the Company’s stock for approximately 2.7 MHLLC common units held by them.

(12) Employment Agreements

On December 30, 2005, the Company entered into a separation agreement with Allen J. Bernstein, its former President and Chief Executive Officer, in connection with his retirement. The agreement provides that, among other things, Mr. Bernstein is entitled to the following benefits: (i) his annual bonus for 2005 and (ii) a payment of $7,000,000, payable in twelve quarterly installments beginning January 2, 2006. During the fourth quarter of fiscal 2005, the Company recorded a pre-tax charge of $6,625,000 with respect to the present value of payments pursuant to the separation agreement with Mr. Bernstein, as well as other charges related to the separation. As of January 1, 2006, the accrual relating to separation payments to Mr. Bernstein is $6,245,000, of which the current portion of $1,945,000 is included in “Accrued expenses” (see Note 5) and the long-term portion of $4,300,000 is included in “Other liabilities,” in the accompanying consolidated balance sheet.

On January 20, 2006 the Company entered into the third amended and restated employment agreement with Thomas J. Baldwin, effective as of January 1, 2006, to serve as its Chairman of the Board of Directors, Chief Executive Officer and President. The agreement, as amended, is terminable by the Company with certain restrictions. The amended agreement provides for the annual base salary to be increased each year to reflect the rate of increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

(13) Employee Benefit Plans

Employees of the Company who are over the age of 21 and who have completed one year of service are eligible for voluntary participation in the Morton’s of Chicago Inc. Profit Sharing and Cash Accumulation Plan. Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions paid in fiscal 2005, fiscal 2004 and fiscal 2003 were approximately $685,000, $602,000 and $437,000, respectively.

(14) Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately six claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. The arbitrator in the New York arbitrations has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages. The Company intends to move to vacate that decision. The complainants in New York are seeking an aggregate of approximately $1.7 million. The Massachusetts arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a federal lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The plaintiffs have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, a second claimant, a former employee of the Portland and Phoenix restaurants was added. There are currently two named claimants.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

In March 2006, a former employee of the Burbank Morton’s Restaurant filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all California servers, current and former, for a four year period. The plaintiff has not stated an estimated amount of damages and at this stage of the proceedings it is not possible to estimate the damages sought by plaintiff.

The Company has not established any accruals for judgments, and insurance is not available to cover any liabilities, with respect to these wage and hour matters. The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition.

(15) Related Party Transactions

On July 25, 2002, MHLLC entered into a management agreement with Castle Harlan, Inc. (the majority unit-holder of MHLLC), which was amended as of July 7, 2003. Pursuant to the management agreement, Castle Harlan, Inc. agreed to provide business and organizational strategy, financial and investment management, advisory and merchant and investment banking services in exchange for fees of $2,800,000 per year, which fees may be increased to an amount not exceeding $3,500,000 in any year, plus out of pocket expenses. These fees and expenses are paid by the Company and may be paid to the extent permitted by the indenture governing the 7.5% senior secured notes. In October 2002, MHLLC, Castle Harlan, Inc. and Laurel Crown Capital, LLC: Series One—LC/Morton’s (a significant unit-holder of MHLLC) (“Laurel Crown”) entered into a letter agreement, pursuant to which Castle Harlan, Inc. agreed to provide a portion of the annual fee to Laurel Crown in exchange for Laurel Crown’s assistance in providing the services to MHLLC under the management agreement. At January 1, 2006 and January 2, 2005 included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets is approximately $157,000 representing a prepayment of this management fee. In connection with the IPO, MHLLC’s management agreement with Castle Harlan, Inc. and Laurel Crown was terminated.

(16) Subsequent Events (unaudited)

In February 2006, the Company and certain selling stockholders completed an IPO of 6,000,000 and 3,465,0000 shares of common stock, respectively, at $17.00 per share. The Company received net proceeds of approximately $91,800,000 from the sale of shares of common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by it. The Company used the net proceeds of the IPO, together with proceeds of $63,000,000 from borrowings under its new senior revolving credit facility (see Note 7) and $19,400,000 of available cash, as follows: (1) approximately $106,300,000 to repay all of its outstanding 7.5% senior secured notes, including a prepayment penalty, (2) approximately $57,000,000 to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium, (3) approximately $8,400,000 to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc., (4) approximately $1,000,000 to pay the financing fees related to its new $115.0 million senior revolving credit facility, (5) approximately $1,000,000 to pay the investment banking and legal fees in connection with the tender offer of its 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $184,000 to pay fees related to the termination of the Company’s working capital facility and (7) approximately $275,000 to collateralize outstanding letters of credit issued under the working capital facility.

In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional share of common stock at $17.00 per share. The Company received net proceeds of approximately $12,700,000 from the

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

sale of these additional shares, after deducting underwriting discounts and commissions. During March 2006, the Company used the proceeds from the underwriters’ exercise of the over-allotment to repay a portion of the $63,000,000 of borrowings under its new senior revolving credit facility.

On January 4, 2006, the Company purchased from the holders thereof outstanding common stock, warrants to purchase preferred stock and warrants to purchase common stock of Wilshire, an affiliate of Castle Harlan. The aggregate purchase price was approximately $1,600,000. Prior to the IPO, the Company dividended these securities, as well as shares of common stock and preferred stock of Wilshire that it purchased in 1999, to MHLLC. MHLLC then transferred a portion of these securities to Wilshire and a portion to Castle Harlan, in each case at the same price as the Company paid in the January 4, 2006 purchase. The transfer by MHLLC to Castle Harlan was in exchange for cancellation of approximately $1,600,000 of return on capital and accreted preferred yield that Castle Harlan was entitled to receive with respect to its preferred units of MHLLC. The number of Castle Harlan’s preferred units of MHLLC that were cancelled as a result of the transaction was approximately 1,500.

During January 2006, the Company signed a new long-term lease with respect to its existing Bertolini’s restaurant located in Las Vegas, Nevada. In conjunction with the new lease, a new restaurant will be built at this location, and as a result the Company is currently planning to close the existing Bertolini’s restaurant, beginning August 2006. Construction of the new restaurant is currently planned to last from August 2006 through December 2006, although the actual construction period may begin later or last longer. During the construction period, the Company will incur rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it will also lose the revenues that would have been generated had the existing restaurant remained open, all of which will adversely affect its results of operations. The Company estimates that it will incur pre-opening expenses and other fixed costs relating to this new lease of approximately $1,600,000 pre-tax, although the actual amount could be greater.

On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation.

(18) Supplemental Condensed Consolidating Financial Information

The obligations of Morton’s Restaurant Group, Inc. (the “Issuer”) related to the 7.5% senior secured notes are fully and unconditionally guaranteed on a joint and several basis and on a senior basis by certain of the Company’s wholly-owned domestic subsidiaries (the “Guarantors”). These guarantees are senior secured obligations of the Guarantors, subject to liens permitted under the indenture governing the 7.5% senior secured notes, rank senior in right of payment to all subordinated indebtedness of the Guarantors and rank pari passu in right of payment with all existing and future senior indebtedness of the Guarantors. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the Guarantors, except those imposed by applicable law and certain contractual restrictions, which do not exceed 25% of consolidated net assets of any Guarantor, that are permitted under the indenture governing the 7.5% senior secured notes. The following supplemental financial information sets forth, on a condensed consolidating basis, balance sheets, statements of operations and statements of cash flows for the Issuer, domestic subsidiaries of the Company that are Guarantors and foreign subsidiaries and domestic subsidiaries of the Company that are not Guarantors (collectively, the “Non-Guarantor Subsidiaries”). The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors. On February 14, 2006, the Company repaid the 7.5% senior secured notes (see Note 16).

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Balance Sheet

January 1, 2006

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,418	$2,446	$592	$—	$19,456
Marketable securities	4,170	—	—	—	4,170
Accounts receivable	—	4,817	211	—	5,028
Inventories	—	9,505	623	—	10,128
Prepaid expenses and other current assets	1,857	7,349	51	—	9,257
Income taxes receivable	444	—	—	—	444
Deferred income taxes	3,156	3,155	—	—	6,311

Total current assets	26,045	27,272	1,477	—	54,794

Property and equipment, net	164	65,449	856	—	66,469
Intangible asset	—	92,000	—	—	92,000
Goodwill	—	61,308	—	—	61,308
Other assets and deferred expenses, net	6,691	3,564	303	(2,520)	8,038
Amounts due from affiliates	82,642	—	3,530	(86,172)	—

	$115,542	$249,593	$6,166	$(88,692)	$282,609

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Balance Sheet

January 1, 2006

(Amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$7,294	$38,001	$1,659	$—	$46,954
Current portion of obligations to financial institutions	—	114	—	—	114
Accrued income taxes	(12,103)	12,239	70	—	206
Amounts due from affiliates	—	86,172	—	(86,172)	—

Total current liabilities	(4,809)	136,526	1,729	(86,172)	47,274

7.5% senior secured notes, net of unamortized discount of $11,393	93,607	—	—	—	93,607
Obligations to financial institutions, less current maturities	—	3,467	—	—	3,467
Deferred income taxes	—	23,129	(25)	—	23,104
Other liabilities	4,238	14,209	109	—	18,556

Total liabilities	93,036	177,331	1,813	(86,172)	186,008

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 10,098,500 shares	101	—	—	—	101
Additional paid-in capital	96,977	2,520	—	(2,520)	96,977
Accumulated other comprehensive income (loss)	—	393	(184)	—	209
(Accumulated deficit) retained earnings	(74,572)	69,349	4,537	—	(686)

Total stockholder’s equity	22,506	72,262	4,353	(2,520)	96,601

	$115,542	$249,593	$6,166	$(88,692)	$282,609

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Balance Sheet

January 2, 2005

(Amounts in thousands, except share and per share amounts)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$4,348	$31,698	$1,246	$—	$37,292
Current portion of obligations to financial institutions	—	521	—	—	521
Accrued income taxes	(3,850)	4,827	(598)	—	379
Amounts due from affiliates	—	120,073	—	(120,073)	—

Total current liabilities	498	157,119	648	(120,073)	38,192

7.5% senior secured notes, net of unamortized discount of $13,283	91,717	—	—	—	91,717
Obligations to financial institutions, less current maturities	—	6,636	—	—	6,636
Deferred income taxes	—	23,004	—	—	23,004
Other liabilities	(42)	7,493	95	—	7,546

Total liabilities	92,173	194,252	743	(120,073)	167,095

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value per share. Authorized, issued and outstanding 10,098,500 shares	101	—	—	—	101
Additional paid-in capital	96,976	2,520	—	(2,520)	96,976
Accumulated other comprehensive income (loss)	—	355	(166)	—	189
(Accumulated deficit) retained earnings	(48,074)	45,704	2,445	—	75

Total stockholder’s equity	49,003	48,579	2,279	(2,520)	97,341

	$141,176	$242,831	$3,022	$(122,593)	$264,436

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Statement of Operations

Fiscal Year Ended January 1, 2006

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$17,974	$282,716	$15,191	$(15,191)	$300,690

Food and beverage costs	—	94,622	4,965	—	99,587
Restaurant operating expenses	—	134,090	6,908	—	140,998
Pre-opening costs	—	2,293	—	—	2,293
Depreciation and amortization	60	7,277	358	—	7,695
General and administrative expenses	22,643	15,191	—	(15,191)	22,643
Marketing and promotional expenses	—	5,216	256	—	5,472
Employee separation charge	6,625	—	—	—	6,625
Management fee paid to related party	2,800	—	—	—	2,800

Operating (loss) income	(14,154)	24,027	2,704	—	12,577
Costs associated with the repayment of certain debt	174	—	—	—	174
Gain on sale of investment	(664)	—	—	—	(664)
Interest expense, net	10,474	382	—	—	10,856

(Loss) income before income taxes	(24,138)	23,645	2,704	—	2,211
Income tax expense	904	—	612	—	1,516

Net (loss) income	$(25,042)	$23,645	$2,092	$—	$695

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Statement of Operations

Fiscal Year Ended January 2, 2005

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$16,546	$263,495	$12,839	$(16,546)	$276,334

Food and beverage costs	—	88,966	4,256	—	93,222
Restaurant operating expenses	—	120,635	6,365	—	127,000
Pre-opening costs	—	1,059	—	—	1,059
Depreciation and amortization	12	5,875	548	—	6,435
General and administrative expenses	18,949	16,546	—	(16,546)	18,949
Marketing and promotional expenses	—	8,216	256	—	8,472
Management fee paid to related party	2,800	—	—	—	2,800

Operating (loss) income	(5,215)	22,198	1,414	—	18,397
Gain on insurance proceeds	—	(986)	—	—	(986)
Costs associated with the repayment of certain debt	264	—	—	—	264
Interest expense, net	10,761	749	—	—	11,510

(Loss) income before income taxes	(16,240)	22,435	1,414	—	7,609
Income tax expense	5,864	—	—	—	5,864

Net (loss) income	$(22,104)	$22,435	$1,414	$—	$1,745

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Statement of Operations

Fiscal Year Ended January 4, 2004

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$15,483	$247,441	$11,227	$(15,483)	$258,668

Food and beverage costs	—	82,497	3,768	—	86,265
Restaurant operating expenses	—	118,124	5,927	—	124,051
Pre-opening costs	—	904	—	—	904
Depreciation and amortization	64	4,893	403		5,360
General and administrative expenses	16,680	15,483	—	(15,483)	16,680
Marketing and promotional expenses	—	5,661	272	—	5,933
Management fee paid to related party	2,800	—	—	—	2,800

Operating (loss) income	(4,061)	19,879	857	—	16,675
Costs associated with the repayment of certain debt	2,349	—	—	—	2,349
Interest expense, net	7,283	1,553	26	—	8,862

(Loss) income before income taxes	(13,693)	18,326	831	—	5,464
Income tax expense	1,224	—	—	—	1,224

Net (loss) income	$(14,917)	$18,326	$831	$—	$4,240

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended January 1, 2006

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(25,042)	$23,645	$2,092	$695
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	60	7,277	358	7,695
Amortization of deferred occupancy costs, bond discount and other deferred expenses	2,989	894	11	3,894
Gain on investment	(664)	—	—	(664)
Gain on marketable securities	(92)	—	—	(92)
Deferred income taxes	(4,147)	3,679	(25)	(493)
Change in assets and liabilities:
Accounts receivable	1	(645)	(35)	(679)
Income tax receivable	(444)	—	—	(444)
Inventories	—	(787)	(31)	(818)
Prepaid expenses and other assets	36,047	(35,604)	(3,410)	(2,967)
Accounts payable, accrued expenses and other liabilities	7,226	12,116	396	19,738
Accrued income taxes	(8,253)	7,412	684	(157)

Net cash provided by operating activities	7,681	17,987	40	25,708

Cash flows from investing activities:
Purchases of property and equipment	(77)	(12,500)	(82)	(12,659)
Proceeds from sale of investment	674	—	—	674
Purchase of marketable securities	(7,143)	—	—	(7,143)
Proceeds from sale of marketable securities	7,177	—	—	7,177

Net cash used by investing activities	631	(12,500)	(82)	(11,951)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(3,576)	—	(3,576)
Decrease in restricted cash	548	—	—	548
Dividends paid	(1,456)	—	—	(1,456)

Net cash used by financing activities	(908)	(3,576)	—	(4,484)

Effect of exchange rate changes on cash	—	—	4	4

Net (decrease) increase in cash and cash equivalents	7,404	1,911	(38)	9,277

Cash and cash equivalents at beginning of period	9,014	535	630	10,179

Cash and cash equivalents at end of period	$16,418	$2,446	$592	$19,456

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended January 2, 2005

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(22,104)	$22,435	$1,414	$1,745
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12	5,843	580	6,435
Amortization of deferred occupancy costs, bond discount and other deferred expenses	2,808	1,421	19	4,248
Loss (gain) on marketable securities	155	—	—	155
Gain on insurance proceeds	—	(986)	—	(986)
Deferred income taxes	6,726	(1,564)	—	5,162
Change in assets and liabilities:
Accounts receivable	1	(506)	(4)	(509)
Inventories	—	(207)	22	(185)
Prepaid expenses and other assets	30,293	(30,275)	(1,710)	(1,692)
Accounts payable, accrued expenses and other liabilities	(1,155)	6,884	(71)	5,658
Accrued income taxes	(14,511)	14,811	(193)	107

Net cash provided by operating activities	2,225	17,856	57	20,138

Cash flows from investing activities:
Purchases of property and equipment	(68)	(11,918)	(152)	(12,138)
Proceeds from insurance	—	986	—	986
Purchase of marketable securities	(10,684)	—	—	(10,684)
Proceeds from sale of marketable securities	6,417	—	—	6,417

Net cash used by investing activities	(4,335)	(10,932)	(152)	(15,419)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions	—	(5,775)	—	(5,775)
Payment of deferred financing costs	(550)	—	—	(550)
Decrease in restricted cash	552	—	—	552
Dividends paid	(6,789)	—	—	(6,789)

Net cash used by financing activities	(6,787)	(5,775)	—	(12,562)

Effect of exchange rate changes on cash	—	—	25	25

Net (decrease) increase in cash and cash equivalents	(8,897)	1,149	(70)	(7,818)

Cash and cash equivalents at beginning of period	17,911	(614)	700	17,997

Cash and cash equivalents at end of period	$9,014	$535	$630	$10,179

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 1, 2006, January 2, 2005 and January 4, 2004

Supplemental Consolidating Statement of Cash Flows

Fiscal Year Ended January 4, 2004

(Amounts in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,917)	$18,326	$831	$4,240
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization of property and equipment	64	4,897	399	5,360
Amortization of deferred occupancy costs, bond discount and other deferred expenses	1,310	1,294	43	2,647
Deferred income taxes	3,079	(2,171)	—	908
Change in assets and liabilities:
Accounts receivable	55	(333)	26	(252)
Income taxes receivable	885	—	—	885
Inventories	—	(462)	95	(367)
Prepaid expenses and other assets	(3,635)	4,744	555	1,664
Accounts payable, accrued expenses and other liabilities	(2,237)	369	(1,302)	(3,170)
Accrued income taxes	12,567	(12,212)	(201)	154

Net cash (used) provided by operating activities	(2,829)	14,452	446	12,069

Cash flows from investing activities:
Purchases of property and equipment	(99)	(4,943)	(119)	(5,161)

Net cash used by investing activities	(99)	(4,943)	(119)	(5,161)

Cash flows from financing activities:
Principal reduction on obligations to financial institutions and capital leases	(68,125)	(10,724)	(546)	(79,395)
Proceeds from the 7.5% senior secured notes offering	89,250	—	—	89,250
Proceeds from obligations to financial institutions	6,900	—	—	6,900
Payment of deferred financing costs	(6,329)	—	—	(6,329)
Increase in restricted cash	(1,100)	—	—	(1,100)

Net cash provided (used) by financing activities	20,596	(10,724)	(546)	9,326

Effect of exchange rate changes on cash	—	—	60	60

Net increase (decrease) in cash and cash equivalents	17,668	(1,215)	(159)	16,294

Cash and cash equivalents at beginning of period	243	601	859	1,703

Cash and cash equivalents at end of period	$17,911	$(614)	$700	$17,997

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company had an error in its provision for income taxes that the Company’s disclosure controls and procedures did not detect. The error was corrected prior to the issuance of the financial statements. The Company has assessed the failure to detect that error to be a material weakness. The Company intends to take the appropriate steps to remedy this weakness. Based upon that material weakness, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding MRG’s board of directors. In addition, the table sets forth information regarding MRG’s executive officers and certain of our other senior officers.

Name	Age	Position
Thomas J. Baldwin	50	Chairman, Chief Executive Officer, President and Director
Ronald M. DiNella	45	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Roger J. Drake	45	Vice President of Communications
Edie Ames	39	President-Morton’s of Chicago, Inc.
Klaus W. Fritsch	63	Vice Chairman and Co-Founder-Morton’s of Chicago, Inc.
Kevin E. Weinert	55	Senior Vice President of Operations—Morton’s of Chicago, Inc.
James W. Kirkpatrick	52	Senior Vice President of Development—Morton’s of Chicago, Inc.
John K. Castle	65	Director
Lee M. Cohn	58	Director
Dr. John J. Connolly	66	Director
Robert A. Goldschmidt	68	Director
Dr. Laurence E. Paul	41	Director
Stephen E. Paul	38	Director
David B. Pittaway	54	Director
Dianne H. Russell	62	Director
Zane Tankel	66	Director
Alan A. Teran	60	Director
Justin B. Wender	36	Director

Thomas J. Baldwin has been Chairman, Chief Executive Officer and President since December 2005. He has been a director since February 2003 and previously was a director from November 1998 through July 2002. Previously, he served as Executive Vice President and Chief Financial Officer from January 1997 until December 2005. He served as Senior Vice President, Finance from June 1992 and Vice President, Finance from December 1988. In addition, Mr. Baldwin served as Chief Financial Officer and Treasurer from December 1988 until December 2005. From October 2002 to December 2005, Mr. Baldwin also served as Secretary after serving as Assistant Secretary since 1988. His previous experience includes two years at Citicorp and seven years at General Foods Corp., now part of Kraft Foods. Mr. Baldwin is a member of the board of directors of the March of Dimes Connecticut Division.

Ronald M. DiNella has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer since December 2005. Mr. DiNella previously served as Senior Vice President, Finance for Morton’s of Chicago, Inc., our indirect wholly-owned subsidiary, from 1998 to 2005 and Vice President, Finance from 1992 to 1998. Mr. DiNella’s previous experience includes nine years with Arnie Morton’s Management Group, a local Chicago restaurant chain headed by Morton’s co-founder, Arnie Morton, where he served as Controller. Mr. DiNella serves on the board of directors of the Illinois Restaurant Association and is its past chairman. Mr. DiNella is a licensed certified public accountant in the State of Illinois.

Roger J. Drake has been Vice President of Communications since May 1999. Previously, he served as Director of Communications since February 1994. Mr. Drake previously owned and operated Drake Productions, a video and marketing communications company, from April 1987 to December 1993. Prior to that, Mr. Drake served as senior producer, editor and copywriter at Major League Baseball Productions, from May 1981 to June 1986.

Edie A. Ames has been President of Morton’s of Chicago, Inc., our indirect wholly-owned subsidiary, since July 2005. Previously, Ms. Ames had been Regional Vice President of Operations and Training for California Pizza Kitchen, Inc. since January 2004. Prior to that, Ms. Ames worked for California Pizza Kitchen, Inc. where she served in various positions including Regional Director of Operations, Senior General Manager and General Manager since January 1994. Ms. Ames served as Manager and Director of Training for Malone’s Grill & Bar, from 1986 to 1994.

Klaus W. Fritsch has been Vice Chairman of Morton’s of Chicago, Inc., our indirect wholly-owned subsidiary, since May 1992. Mr. Fritsch has been with Morton’s of Chicago, Inc. since its inception in 1978, when he co-founded Morton’s. After Mr. Arnold Morton ceased active involvement in 1987, Mr. Fritsch assumed all operating responsibilities as President, in which capacity he served until May 1992.

James W. Kirkpatrick has been Senior Vice President of Development of Morton’s of Chicago, Inc., our indirect wholly-owned subsidiary, since February 2006. Previously, Mr. Kirkpatrick was the vice president of real estate and construction for Applebee’s International, Inc., where he was employed since 1992. Before joining Applebee’s, Mr. Kirkpatrick held real estate director and manager positions with three restaurant companies: Gilbert Robinson, Inc., TGI Friday’s, Inc. and Pizza Hut, Inc. He also served as a real estate director for Pier One Imports, Inc. Mr. Kirkpatrick has a masters degree in architectural management from the University of Kansas, a masters degree in business administration from Baylor University, and a bachelor of arts degree in economics from Rockhurst College.

Kevin E. Weinert has been Senior Vice President of Operations of Morton’s of Chicago, Inc., our indirect wholly-owned subsidiary, since January 2004. Mr. Weinert previously served as its Vice President of Operations from January 1999 to January 2004. Prior to that, Mr.Weinert was a Regional Manager and General Manager for Morton’s steakhouses in several cities and has been employed by us for 24 years.

John K. Castle has been a director of the Company since February 2006 and since October 2002 has been a member of the board of advisors of MHLLC, which was previously our parent company. Mr. Castle was also a director from December 1988 through July 2002. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan, Inc. Immediately prior to forming Castle Harlan, Inc. in 1986, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation’s leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Ames True Temper, Inc., Advanced Accessory Systems, LLC, Horizon Lines, LLC, Wilshire Restaurant Group, Inc., and various private equity companies. Mr. Castle has also been elected to serve as a Life Member of the Massachusetts Institute of Technology. He has served for 22 years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees. Mr. Castle received his bachelors degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and has two Honorary Doctorate Degrees of Humane Letters.

Lee M. Cohn has been a director of the Company since February 2006 and since February 2003 has been a member of the board of advisors of MHLLC, which was previously our parent company. He previously served as a director from August 1997 through July 2002. Mr. Cohn co-founded and has been the Chief Executive Officer of Big 4 Restaurants, Inc., located in Scottsdale, Arizona, since 1973. Mr. Cohn has served on the boards of Valley Big Brothers and the Phoenix Ballet Company and is an active member of The Phoenix Thunderbirds, The Fiesta Bowl Committee and the Young Presidents Organization. Mr. Cohn is a director of McCormick and Schmick’s Seafood Restaurants, Inc. and Wilshire Restaurant Group, Inc., which are affiliates of Castle Harlan, Inc.

Dr. John J. Connolly has been a director of the Company since February 2006 and since February 2003 has been a member of board of advisors of MHLLC, which was previously our parent company. Dr. Connolly previously served as a director from October 1994 through July 2002. He has been the President and Chief Executive Officer of Castle Connolly Medical Ltd. since 1992. He previously served as President and Chief Executive Officer of New York Medical College for over ten years. He serves on the President’s Advisory Council of the United Hospital Fund, as a member of the board of advisors of the Whitehead Institute and as a director of the New York Business Group on Health. He also has served as Chairman of the Board of Trustees of St. Francis Hospital in Poughkeepsie and was the first Chairman of the Dutchess County Industrial Development Agency. He is a fellow of the New York Academy of Medicine and is a founder and past Chairman of the American Lyme Disease Foundation. Dr. Connolly serves as a Trustee Emeritus and past Chairman of the Board of the Culinary Institute of America. Dr. Connolly also presently serves as a director of Dearborn Risk Management, Health Enhancement Inc. and Publishing Works, Ltd.

Robert A. Goldschmidt has been a director of the Company since February 2006. Mr. Goldschmidt is currently retired, and from time to time serves as an independent consultant. Mr. Goldschmidt previously served as the Chief Financial Officer for the Archdiocese of New York from November 1994 to February 2002. Mr. Goldschmidt is a Certified Public Accountant and a Professional Engineer.

Dr. Laurence E. Paul has been a director of the Company since February 2006 and since October 2002 has been a member of the board of advisors of MHLLC, which was previously our parent company. Dr. Paul is a Managing Principal of Laurel Crown Capital, LLC, a private investment company. Dr. Paul was a Vice President of The Louis Berkman Company from May 2001 through September 2002. Formerly, Dr. Paul was a Managing Director at Donaldson, Lufkin & Jenrette, Inc. and then CS First Boston after Credit Suisse Group’s purchase of Donaldson, Lufkin & Jenrette, Inc. He served at Donaldson, Lufkin & Jenrette, Inc. and its successor from 1994 through 2001. Dr. Paul is a director of Biovail Corporation, Ampco-Pittsburgh Corporation and Global Fitness Holdings LLC. In addition he serves on the boards of Harvard Medical School and the American Red Cross. Dr. Paul received his bachelors degree and M.D. from Harvard University and earned an M.B.A. from The Stanford Graduate School of Business. Dr. Laurence E. Paul and Stephen E. Paul are brothers.

Stephen E. Paul has been a director of the Company since February 2006 and since October 2002 has been a member of the board of advisors of MHLLC, which was previously our parent company. Mr. Paul is a Managing Principal of Laurel Crown Capital, LLC, a private investment company. Mr. Paul was a Vice President of The Louis Berkman Company from May 2001 through September 2002. Formerly, Mr. Paul was a Vice President of Business Development of eToys, Inc. since May 1998, and before that, an Associate at Donaldson, Lufkin & Jenrette, Inc., where he was employed from August 1995 to May 1998. Mr. Paul is a director of Ampco-Pittsburgh Corporation and Global Fitness Holdings LLC. In addition, he is a Trustee of The Loomis Chaffee School. Mr. Paul is a graduate of Cornell University and earned an M.B.A. from Harvard Business School. Dr. Laurence E. Paul and Stephen E. Paul are brothers.

David B. Pittaway has been a director of the Company since February 2006 and since October 2002 has been a member of the board of advisors of MHLLC, which was previously our parent company. Mr. Pittaway previously served as a director from December 1988 through July 2002. Mr. Pittaway is currently the Senior Managing Director, Senior Vice President and Secretary of Castle Harlan, Inc. He has been with Castle Harlan, Inc. since 1987. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986. From 1987 to 1998 he was Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, where he is now a director and Vice Chairman. Prior thereto, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson, Lufkin & Jenrette, Inc. Mr. Pittaway is also a director of The Restaurant Company, Equipment Support Services, Inc., BKH Acquisition Corp., Wilshire Restaurant Group, Inc., McCormick & Schmick’s Seafood Restaurants, Inc. and The Dystrophic Epidermolysis Bullosa Research Association of America, Inc. and is a director and co-founder of the Armed Forces Reserve Family Assistance Fund. Mr. Pittaway is a graduate of the University of Kansas (B.A. with Highest Distinction), and has both an M.B.A. with High Distinction (Baker Scholar) and a Juris Doctor degree from Harvard University.

Dianne H. Russell has been a director of the Company since February 2006 and since February 2003 has been a member of the board of advisors of MHLLC, which was previously our parent company. She previously served as a director from May 1993 through July 2002. Ms. Russell is a Senior Vice President and Regional Managing Director of the Technology and Life Sciences Division of Comerica Bank (formerly Imperial Bank) in

Boston, heading the Northeast Region. Formerly, Ms. Russell was President of Hyde Boston Capital, a financial consulting company, since January 1992, and before that, a Senior Vice President and Department Executive at BankBoston, N.A., a national bank, where she was employed from 1975 to 1991. Ms. Russell is the chair of the Financial Advisory Board of the Commonwealth of Massachusetts.

Zane Tankel has been a director of the Company since February 2006. Mr. Tankel has been the chairman of the board of Apple-Metro, Inc., the New York Metropolitan Area franchisee for Applebee’s Neighborhood Grill & Bar and Chevys Fresh Mex Restaurants since 1994. Mr. Tankel is also a member of the board of directors of Wilshire Restaurant Group, Inc. and BKH Acquisition Corp. Mr. Tankel is a graduate of the University of Pennsylvania’s Wharton School of Business.

Alan A. Teran has been a director of the Company since February 2006 and since February 2003 has been a member of the board of advisors of MHLLC, which was previously our parent company. He previously served as a director from May 1993 through July 2002. Mr. Teran was the President of Cork ‘N Cleaver Restaurants from 1975 to 1981. Since 1981, Mr. Teran has been a principal in private restaurant businesses. Mr. Teran is currently a director of Good Times, Inc., and previously served on the board of Boulder Valley Bank and Trust.

Justin B. Wender has been a director of the Company since February 2006 and since April 2002 has been a member of the board of advisors of MHLLC, which was previously our parent company. Mr. Wender is also a Senior Managing Director and the Chief Investment Officer of Castle Harlan, Inc. Prior to joining Castle Harlan, Inc. in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of BKH Acquisition Corp, McCormick & Schmick’s Seafood Restaurants, Inc., CHATT Holdings LLC and Polypipe Building Products Ltd. In addition, he is a Trustee of Carleton College and Chair of the International Center for the Disabled. Mr. Wender is a Cum Laude graduate of Carleton College and earned an MBA from the Wharton School at the University of Pennsylvania.

Board Composition

Our board of directors consists of twelve members. The members of our board are divided into three classes of directors consisting of four members each. Of these 12 directors, six are considered independent in accordance with the general independence standards of the NYSE and we intend that a majority of our directors will meet the NYSE independence standards within 12 months of the IPO.

The terms of office of our board of directors are divided into three classes:

•	Class I directors, whose initial term will expire at the annual meeting of stockholders to be held in 2009 and when their successors are duly elected and qualify;

•	Class II directors, whose initial term will expire at the annual meeting of stockholders to be held in 2007 and when their successors are duly elected and qualify; and

•	Class III directors, whose initial term will expire at the annual meeting of stockholders to be held in 2008 and when their successors are duly elected and qualify.

Our initial Class I directors are Thomas J. Baldwin, John K. Castle, Lee M. Cohn and Dr. Laurence E. Paul; our initial Class II directors are Dr. John J. Connolly, Robert Goldschmidt, Alan A. Teran and Justin B. Wender; and our initial Class III directors are Stephen E. Paul, David B. Pittaway, Dianne H. Russell and Zane Tankel. At each annual meeting of stockholders, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors are elected and qualify.

Director Independence

For a director to be considered independent, the director must meet the bright-line independence standards under the listing standards of the NYSE and the board must affirmatively determine that the director has no material relationship with the Company, directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company. The board determines director independence based on an analysis of the independence requirements in the NYSE listing standards. In addition, the board will consider all relevant facts and circumstances in making an independence determination. The board also considers all commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other business relationships any director may have with the Company. The board has determined that the following six directors satisfy the independence requirements of the NYSE: Lee M. Cohn, Dr. John J. Connolly, Robert A. Goldschmidt, Dianne H. Russell, Alan A. Teran and Zane Tankel.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board has an audit committee, a compensation committee, a nominating/corporate governance committee and an executive committee. The composition of our board committees comply when required, with the applicable rules of the NYSE and the provisions of the Sarbanes-Oxley Act of 2002. In that regard, six of our twelve directors are considered independent in accordance with the general independence standards of the NYSE, which will satisfy the independence requirements of the NYSE until the first anniversary of the IPO, at which time a majority of our directors will be required to meet the NYSE independence standards.

Audit Committee

Our audit committee is responsible for, among other things, selecting, on behalf of our board of directors, an independent public accounting firm to be engaged to audit our financial statements, pre-approving all audit and non-audit services to be performed by our independent auditors, reviewing our relationship with our independent auditors and discussing with our independent auditors their independence, reviewing and discussing the audited financial statements with the independent auditors and management and recommending to our board whether the audited financial statements should be included in our annual reports on Form 10-K to be filed with the SEC. Robert A. Goldschmidt is the chairperson of our audit committee and the other members of our audit committee are Dianne H. Russell and Alan A. Teran, each of whom satisfies the independence requirements of NYSE and the SEC. Our board of directors determined that Mr. Goldschmidt is an “audit committee financial expert” under the requirements of the SEC and meets similar qualifications under the requirements of the NYSE and that the remaining members of the audit committee meet the financial literacy requirements of the NYSE.

Compensation Committee

Our compensation committee is responsible for, among other things, reviewing and either approving on behalf of our board of directors or recommending to our board of directors for approval (1) the annual salaries and other compensation of our executive officers and (2) equity incentive grants and other equity or equity-based awards. The compensation committee will also evaluate the performance of our executive officers in light of organizational goals, provide assistance and recommendations with respect to our compensation policies and practices, and assist with the administration of our compensation plans. Lee M. Cohn is the chairperson of our compensation committee and the other members of our compensation committee are Dr. John J. Connolly and Zane Tankel, each of whom satisfies the independence requirements of the NYSE.

Nominating/Corporate Governance Committee

Our nominating/corporate governance committee is responsible for, among other things, assisting our board of directors in fulfilling its responsibilities by identifying and approving individuals qualified to serve as members of our board, selecting director nominees for our annual meetings of stockholders, evaluating the performance of our board and developing and recommending to our board corporate governance guidelines and oversight with respect to corporate governance and ethical conduct. Dr. John J. Connolly is the chairperson of our nominating/corporate governance committee and the other members of our nominating/corporate governance committee are Dianne H. Russell and Zane Tankel, each of whom satisfies the independence requirements of the NYSE.

Executive Committee

The executive committee, on behalf of our board of directors, exercises the full powers and prerogatives of our board of directors, to the extent permitted by applicable law as well by our certificate of incorporation and bylaws, between board meetings. John K. Castle is the chairperson of our executive committee and the other members of our executive committee are David B. Pittaway, Justin B. Wender, Dr. Laurence E. Paul and Thomas J. Baldwin.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted its code of ethics on its website (www.mortons.com) and it is available in print to any stockholder upon request. The Company intends to post any amendments to or any waivers from a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on its website.

Corporate Governance Guidelines

The board of directors has approved Corporate Governance Guidelines which include guidelines for qualifications and responsibilities of directors. All of the Company’s governance materials, including the Corporate Governance Guidelines and board committee charters are posted in the Investor Relations section of the Company’s website. These materials are also available in print to any stockholder upon request.

Executive Sessions of Directors

Executive sessions or meetings of non-management directors without management present are held regularly to discuss board policies, processes, practices and any other relevant matter.

The non-management directors have established procedures to enable anyone who has a concern about the Company’s conduct, or any employee who has a concern about the company’s accounting, internal accounting controls or auditing matters, to communicate that concern directly to the board, to the presiding director, to the non-management directors or to the audit committee. Such communications may be confidential or anonymous, and may be submitted in writing to Morton’s Restaurant Group, Inc., Attention: Chairperson of the Audit Committee, 325 North LaSalle Street, Suite 500, Chicago, Illinois 60610.

Item 11.	Executive Compensation

The following table sets forth information regarding compensation for the last three fiscal years (ended January 1, 2006, January 2, 2005 and January 4, 2004) awarded to, earned by or paid to our Chief Executive Officer and the other four most highly compensated executive officers at the end of fiscal 2005:

	Annual Compensation (1)					Long-Term Compensation (2)		All Other Compensation ($)
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($)
Allen J. Bernstein (3) Former Chairman of the Board, former President and former Chief Executive Officer	2005 2004 2003	$ $ $	751,885 724,000 703,040	$ $ $	442,000 422,000 239,000	$	— — 7,986	$ $ $	45,811 45,686 45,561	(5)(6) (7)(8) (9)(10)

Thomas J. Baldwin (4) Chairman of the Board, Chief Executive Officer and President; Former Executive Vice President, former Chief Financial Officer, former Secretary and former Treasurer	2005 2004 2003	$ $ $	296,538 285,000 276,640	$ $ $	200,000 177,000 100,000	$	— — 2,852	$ $ $	5,468 5,425 5,300	(5)(6) (7)(8) (9)(10)

Allan C. Schreiber Senior Vice President of Development	2005 2004 2003	$ $ $	208,692 201,000 195,520	$ $ $	105,000 80,000 50,000	$	— — 150	$ $ $	5,387 5,425 5,300	(5)(6) (7)(8) (9)(10)

Ronald DiNella (4) Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2005 2004 2003	$ $ $	205,619 206,060 193,037	$ $ $	65,000 55,000 32,500	$	— — 150	$ $ $	5,430 5,250 5,173	(5)(6) (7)(8) (9)(10)

Klaus W. Fritsch Vice Chairman and Co-Founder of Morton’s of Chicago, Inc.	2005 2004 2003	$ $ $	195,846 188,000 182,000	$ $ $	115,000 106,000 60,000	$	— — 500	$ $ $	3,152 3,059 2,575	(5)(6) (7)(8) (9)(10)

Roger J. Drake Vice President of Communications	2005 2004 2003	$ $ $	146,000 140,000 135,200	$ $ $	85,000 66,000 37,500	$	— — 150	$ $ $	5,468 5,425 4,614	(5)(6) (7)(8) (9)(10)

(1)	Includes cash bonuses paid in the referenced fiscal year with respect to services rendered in the prior fiscal year. Excludes cash bonuses paid in the following fiscal year with respect to services rendered in the referenced fiscal year. Cash bonuses totaling $1,274,000 for these officers were paid in fiscal 2006 with respect to services rendered in fiscal 2005.
(2)	Represents the dollar value of common units of MHLLC, which were granted, subject to vesting, to Allen J. Bernstein (798,627 common units), Thomas J. Baldwin (285,224 common units), Allan C. Schreiber (15,000 common units), Ronald M. DiNella (15,000 common units), Klaus W. Fritsch (50,000 common units) and Roger J. Drake (15,000 common units). The number and value of the aggregate restricted common units held by each of the executive officers at the end of fiscal 2005 is the same as set forth in the table and in the immediately preceding sentence. See “—Employee Subscription Agreements.”
(3)	Allen J. Bernstein retired as Chairman, President and Chief Executive Officer in December 2005.
(4)	Thomas J. Baldwin was named Chairman, President and Chief Executive Officer in December 2005, at which time Ronald M. DiNella was named Senior Vice President, Chief Financial Officer, Secretary and Treasurer.
(5)	Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($218), Allan C. Schreiber ($137), Ronald M. DiNella ($180), Klaus W. Fritsch ($792) and Roger J. Drake ($218).
(6)	Includes employer contributions made by us pursuant to the Morton’s for the benefit of Allen J. Bernstein ($5,250), Thomas J. Baldwin ($5,250), Allan C. Schreiber ($5,250), Ronald M. DiNella ($5,250), Klaus W. Fritsch ($2,360) and Roger J. Drake ($5,250).

(7)	Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Ronald M. DiNella (125), Klaus W. Fritsch ($822) and Roger J. Drake ($300).
(8)	Includes employer contributions made by us pursuant to the Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan (the “Morton’s Plan”), which is a retirement plan intended to be qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of Allen J. Bernstein ($5,125), Thomas J. Baldwin ($5,125), Allan C. Schreiber ($5,125), Ronald M. DiNella ($5,125), Klaus W. Fritsch ($2,237) and Roger J. Drake ($5,125).
(9)	Represents or includes the dollar value of insurance premiums paid by us with respect to term life insurance for the benefit of Allen J. Bernstein ($40,561), Thomas J. Baldwin ($300), Allan C. Schreiber ($300), Ronald M. DiNella ($173), Klaus W. Fritsch ($1,044) and Roger J. Drake ($300).
(10)	Includes employer contributions made by us pursuant to the Morton’s Plan for the benefit of Allen J. Bernstein ($5,000), Thomas J. Baldwin ($5,000), Allan C. Schreiber ($5,000), Ronald M. DiNella ($5,000), Klaus W. Fritsch ($1,531) and Roger J. Drake ($4,314).

Compensation of Directors

Members of our board of directors other than Messrs. Baldwin, Castle, S. Paul, Pittaway, Wender and Dr. L. Paul receive director’s fees at the rate of $25,000 per year, except that the chairman of the audit committee receive director’s fees of $40,000 per year. In addition, prior to the IPO, we granted 1,000 shares of restricted stock to each of these six directors. All members of our board of directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the board and of committees of the board.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks (i.e., no executive officer of ours serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors).

Compensation Committee Report

Background

Our Compensation Committee approves compensation to executive officers and in the sole discretion of the Compensation Committee, any other members of our management. The Compensation Committee’s goal is to compensate executives in a way that reinforces decisions and actions which will drive long-term sustainable growth, which in turn leads to increased stockholder value. To achieve these goals we must attract and retain highly qualified executives and motivate them to work to their fullest potential. The Compensation Committee focuses on long-term goals of the business and designs rewards programs that recognize business achievements it believes are likely to promote sustainable growth. The Compensation Committee combines this approach with an integrated performance management process that includes strategies, business planning, metrics, management routines, individual performance and rewards in order to link closely rewards to the interests of stockholders. The Compensation Committee does take into consideration external market practices.

Currently the Compensation Committee uses short-term compensation (salary and incentive bonus payment) and long-term compensation (equity incentive plan awards such as restricted stock awards or stock options) to achieve its goal of driving sustainable growth. The Compensation Committee uses its judgment and experience in determining the mix of compensation. The Compensation Committee also informs itself of market practices. This report is intended to provide the Compensation Committee’s philosophy and approach, rather than give specific details on the equity incentive plan. For information regarding the equity incentive plan, see “—Equity Incentive Plan.”

Short-Term Compensation

Salary. This element is important in attracting executives and provides a secure base of cash compensation. Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices.

Salary planning begins with a percentage guideline for increases, which is adjusted up or down for individual performance. The guidelines are set after considering competitive market data, affordability and current salary levels, as appropriate. At the end of the year, the CEO evaluates each executive’s performance in light of individual objectives. The Compensation Committee relies to a large extent on the CEO’s evaluations of each executive’s performance.

Annual Incentive Bonus Payments. The annual incentive bonus payments are paid in cash. Actual awards are based on financial and individual performance.

•	Financial Performance—Financial performance is determined at the end of the year based on business results versus preset business objectives.

Depending on the executive’s responsibilities, performance is set and measured at the corporate level or a combination of corporate or operating group, as appropriate.

•	Individual Performance—Individual performance is determined based on performance of the individual versus his or her preset objectives. The Compensation Committee may also take into account additional considerations that it deems fundamental.

Generally, the Compensation Committee makes awards within a range for expected performance levels determined by the Compensation Committee at the beginning of the year. The Compensation Committee carefully considers any exceptions. When deciding what measures to use at the start of a plan year and the target level of achievement of those measures, the Compensation Committee carefully considers the state of our business and what measures are most likely in present circumstances to lead to sustainable growth.

Long-Term Compensation

This is the substantial portion of the total compensation package for executives and is an important retention tool. There are two types of long-term incentive compensation that the Compensation Committee generally currently employs: restricted stock awards and stock options. The Compensation Committee determines grant levels based on individual performance, potential and level of responsibility. It also considers history of past grants, time in current position and any change in responsibility. The eventual value received by an executive depends on our performance and may be zero.

Executive Common Units. The purpose of granting executive common units is to provide equity compensation that provides value to executives when value is also created for the stockholders. In 2005, 172,400 executive common units of MHLLC were granted. In February 2006, the MHLLC common units not already vested, vested prior to the IPO. The MHLLC common units entitled the holder thereof to receive shares of our common stock in a distribution by MHLLC that was effected prior to the IPO. Employees received one share of our stock for approximately 2.7 MHLLC common units held by them.

Compensation for the Chairman and Chief Executive Officer

During 2005, our Chief Executive Officer, Allen J. Bernstein, was party to an employment agreement with us governing the terms of his compensation. Pursuant to the agreement, the Compensation Committee was responsible for establishing profitability targets on which annual incentive bonus payments would be based. Such targets could be based on net income, operating income or any other basis the Compensation Committee considered most appropriate.

Mr. Bernstein’s last year as our Chief Executive Officer was 2005, as we entered into a separation agreement with him on December 30, 2005 in connection with his retirement. In January 2006, Mr. Bernstein received an incentive bonus payment of $442,000 for his performance as Chief Executive Officer in 2005. Mr. Bernstein’s base salary compensation for 2005 was $751,885.

In early 2005, MHLLC’s Compensation Committee and the board of advisors of MHLLC reviewed Mr. Bernstein’s goals for 2005. In December 2005, the board of advisors of MHLLC reviewed Mr. Bernstein’s performance against those goals using projected 2005 results. In January 2006, MHLLC’s Compensation Committee took into consideration the actual results and other criteria listed in his employment agreement including operating income and decided on the above annual incentive bonus payment after considering input by the full board.

A portion of Mr. Bernstein’s incentive bonus payment was determined by our meeting pre-established targets pursuant to his employment agreement.

Summary

The Compensation Committee designs its policies to attract, retain and motivate highly qualified executives to achieve objectives that will benefit stockholders over time. The Compensation Committee looks at the competitive marketplace to check its decisions but not as the driver of compensation levels. The Compensation Committee will continue to evaluate and, as necessary, update its compensation programs. The Compensation Committee will make sure that the rewards programs are aligned to drive the expected business results which are focused on creating sustainable long-term growth. The Compensation Committee will ensure that the programs continue to focus on the principle of pay-for-performance, are competitive and attract, retain and motivate the high qualified executives. Through these principles, the Compensation Committee seeks to motivate executives to achieve our long-term sustainable growth.

THE COMPENSATION COMMITTEE

Lee M. Cohn (Chairperson)

Dr. John J. Connolly

Zane Tankel

Employment Agreement with Chief Executive Officer

On January 20, 2006 we entered into the third amended and restated employment agreement with Mr. Baldwin, effective as of January 1, 2006, to serve as Chairman of the Board of Directors, Chief Executive Officer and President. The term of the agreement extends until January 1, 2009; provided that the employment term will continue so that on any date the remaining term will be three years unless earlier terminated. Under the agreement, Mr. Baldwin is entitled to receive (1) a base salary of $350,000, subject to annual increases no less than the rate of increase in the Consumer Price Index or at a faster rate at the discretion of our board of directors, (2) annual bonuses targeted at 65% of base salary, with minimum and maximum bonus amounts established by the compensation committee of our board of directors and the actual amount of the bonus determined based on the achievement of profitability targets established annually by the compensation committee, and (3) specified benefits, including health and disability insurance and life insurance.

Under the agreement, if Mr. Baldwin’s employment is terminated by us without cause or by Mr. Baldwin with good reason, as each is set forth in the agreement, Mr. Baldwin will be paid, subject to the execution of a general release, a lump sum payment six months following his termination equal to the sum of (1) the product of three multiplied by his base salary, (2) a pro rata bonus for the year of termination and (3) reimbursement for the cost and expenses of an automobile. In addition, Mr. Baldwin will be entitled to continued medical and dental benefits for three years following his termination, and monthly reimbursement of costs and expenses of an automobile from the six month anniversary of termination until the third anniversary of termination.

If any payments to Mr. Baldwin under the employment agreement or otherwise would subject Mr. Baldwin to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, which we refer to as the Internal Revenue Code, and the amount of the payments do not exceed 110% of the greatest amount Mr. Baldwin would receive without the imposition of the excise tax, then Mr. Baldwin’s payments will be reduced so that no excise tax is imposed.

Under the terms of the employment agreement, Mr. Baldwin may not disclose any confidential information concerning us or our subsidiaries or affiliates.

Separation Agreement with Allen J. Bernstein

We entered into a separation agreement with Allen J. Bernstein, our former President and Chief Executive Officer, on December 30, 2005 in connection with his retirement from the Company on December 31, 2005. The agreement provides Mr. Bernstein with the following benefits: (i) his annual bonus for 2005; and (ii) a payment of $7.0 million, payable in 12 quarterly installments beginning January 3, 2006. In addition, until January 30, 2006, Mr. Bernstein had the option of purchasing for the cash surrender value, life insurance policies that we have on his life. With respect to his equity interest in MHLLC, Mr. Bernstein became fully vested in his common units. Mr. Bernstein is subject to a customary confidentiality provision and, for a period of three years following termination, may not take any action to disparage or criticize us or any of our subsidiaries. Mr. Bernstein has been given the honorary title of Chairman Emeritus.

Equity Incentive Plan

Prior to the IPO, we adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan, which we refer to as the equity incentive plan. The purpose of the equity incentive plan is to motivate our key employees, officers, directors or consultants to use their best efforts on our and our affiliates’ behalf and to retain these employees, officers, directors or consultants.

Awards. The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards.

Shares Subject to the Equity Incentive Plan. Subject to adjustment as provided below, the aggregate number of shares of our common stock that may be delivered pursuant to awards granted under the equity incentive plan will be 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited without the delivery or vesting of shares, as applicable, then the shares covered by the terminated, lapsed award or forfeited will again be available to be granted.

In the event of any change affecting the outstanding shares of our common stock by reason of, among other things, a share dividend or split, reorganization, recapitalization, merger, consolidation or any transaction similar to the foregoing (other than a cash dividend), the compensation committee, in its discretion, will be able to make such substitution or adjustment as it deems equitable as to (1) the number or kind of shares or other securities issued or reserved for issuance pursuant to the equity incentive plan or pursuant to outstanding awards, (2) the option price or exercise price of any stock appreciation right and/or (3) any other affected terms of such awards.

Any shares of our common stock issued under the equity incentive plan may consist, in whole or in part, of authorized and unissued shares of our common stock or of treasury shares of our common stock.

Plan Administration. The equity incentive plan is administered by the compensation committee of our board of directors. Our board of directors will also have the authority to take any action delegated to the compensation committee under the equity incentive plan as it may deem necessary. Awards may, in the discretion of the compensation committee, be made under the equity incentive plan in assumption of, or in substitution for, outstanding awards previously granted by us or our affiliates. The number of shares underlying such substitute awards will be counted against the aggregate number of shares available for awards under the equity incentive plan. The compensation committee will have the authority to (1) select equity incentive plan participants, (2) interpret the equity incentive plan, (3) establish, amend and rescind any rules and regulations relating to the equity incentive plan and to make any other determinations deemed necessary or desirable for the administration of the equity incentive plan, (4) correct any defect or supply any omission or reconcile any inconsistency in the equity incentive plan in the manner and to the extent deemed necessary or desirable and (5) establish the terms and conditions of any award consistent with the provisions of the equity incentive plan and to waive any such terms and conditions at any time (including, without limitation, accelerating or waiving any vesting conditions). Any decision in respect of the interpretation and administration of the equity incentive plan will lie within the sole and absolute discretion of the compensation committee.

Eligibility. Any employee, officer, director or consultant of us or any of our affiliates will be eligible to participate in the equity incentive plan. In each case, the compensation committee will select the actual grantees.

Limitations. No award may be granted under the equity incentive plan after the 10th anniversary of its commencement. Awards granted prior to the termination may extend beyond the termination date of the equity incentive plan.

Options. Under the equity incentive plan, the compensation committee may grant both incentive stock options intended to conform to the provisions of Section 422 of the Internal Revenue Code and non-qualified stock options. The exercise price for options will be determined by the compensation committee; provided, however, that the exercise price cannot be less than 100% of the fair market value (as defined in the equity incentive plan) of our common stock on the grant date. In the case of incentive stock options granted to an employee who, at the time of the grant of an option, owns stock representing more than 10% of the voting power of all classes of our stock or the stock of any of our subsidiaries, the exercise price cannot be less than 110% of the fair market value of a share of our common stock on the grant date and the incentive stock option will terminate on a date not later than one day preceding the fifth anniversary of the date on which such incentive stock option was granted. All options granted under the equity incentive plan will be non-qualified stock options unless the applicable award agreement expressly states that the option is intended to be an incentive stock option.

The compensation committee will determine when, and upon what terms and conditions, options granted under the plan will be exercisable, except that no option will be exercisable more than 10 years after the date on which it was granted. The exercise price may be paid (1) with cash (or its equivalent), (2) to the extent permitted by the compensation committee, with shares of our common stock that have a fair market value equal to the aggregate option exercise price and that have been held by the optionee for not less than six months (or such other period as established by the compensation committee or generally accepted accounting principles); or (3) to the extent permitted by the compensation committee, partly in cash and partly in shares.

Stock Appreciation Rights. The compensation committee will be authorized to grant stock appreciation rights under the equity incentive plan either independently or in connection with an option, or portion thereof. Stock appreciation rights granted in connection with an option, or portion thereof, (1) will be granted either at the same time as the option or at any time prior to the exercise or cancellation of the related option, (2) will cover the same shares covered by the option (or such lesser number of shares as the compensation committee may determine) and (3) will be subject to the same terms and conditions as such option as well as any additional limitations contemplated by the equity incentive plan or that the compensation committee may impose, in its discretion, including conditions upon the exercisability or transferability of stock appreciation rights.

The exercise price of each share covered by a stock appreciation right will be determined by the compensation committee; provided, however, that the exercise price cannot be less than the greater of the fair market value of our common stock on the date the stock appreciation right was granted or, in the case of a stock appreciation right granted in connection with an option, or a portion thereof, the option price of the related option. Each stock appreciation right granted independent of an option will entitle an equity incentive plan participant upon exercise of such right to an amount equal to (1) the excess of (a) the fair market value on the exercise date of one share of common stock over (b) the exercise price per share, times (2) the number of shares covered by the stock appreciation right. Each stock appreciation right granted in connection with an option, or a portion thereof, will entitle an equity incentive plan participant to surrender to us the unexercised option, or any portion thereof, and to receive from us in exchange an amount equal to (1) the excess of (a) the fair market value on the exercise date of one share over (b) the option price per share, times (2) the number of shares covered by the option, or portion thereof, which is surrendered. Payment for any stock appreciation rights may be made in shares or in cash, or partly in shares and partly in cash, all as determined by the compensation committee.

Other Stock-Based Awards. The compensation committee will be authorized to grant awards of shares, restricted shares, restricted stock units and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, shares of common stock. We refer to such awards as other stockbased awards. Other stock-based awards may be granted alone or in addition to any other awards granted under the equity incentive plan. Subject to the provisions of the equity incentive plan, the compensation committee will determine (1) the number of shares to be awarded under (or otherwise related to) such other stock-based awards, (2) whether such other stock-based awards will be settled in cash, shares or a combination of cash and shares and (3) all other terms and conditions of such awards (including, without limitation, the vesting provisions thereof). In addition, the other stock-based awards will be in the form, and dependent on the conditions, as the compensation committee determines, including, without limitation, the right to receive one or more shares (or the equivalent cash value of such shares) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives.

Transferability. Unless otherwise determined by the compensation committee, awards granted under the equity incentive plan are not transferable other than by will or by laws of descent and distribution.

Change of Control. The equity incentive plan provides that, in the event of a change of control, as defined below, the compensation committee may, in its sole discretion, provide for:

•	termination of an award upon the consummation of the change of control but only if the award has vested and been paid out or the equity incentive plan participant has been permitted to exercise the award in full for a period of not less than 20 days prior to the change of control;

•	acceleration of all or any portion or an award;

•	payment of any amount (in cash or, in the discretion of the compensation committee, in the form of consideration paid to our stockholders in connection with the change of control) in exchange for the cancellation of such award; and/or

•	issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected awards.

A change of control is defined to mean the occurrence of either of the following events:

•	any person becoming a beneficial owner of securities representing a majority of the combined voting power of our then outstanding securities generally entitled to vote for the election of members of our board of directors; or

•	as a result of a cash tender offer, merger or other business combination, sale of assets, contested election or any combination of the foregoing, a change in the composition of a majority of our board of directors that is not supported by the incumbent board of directors.

Amendment and Termination. The compensation committee may amend, alter or terminate the equity incentive plan in any respect at any time, but no amendment may (i) increase the number of shares available under the plan without the approval of our stockholders (except for adjustments in such amounts in connection with stock splits, reorganizations, mergers and similar transactions) or (ii) diminish any of the rights of a participant under any awards previously granted, without his or her consent.

Employee Subscription Agreements

Certain of our executives and other employees have been granted common units of MHLLC pursuant to employee subscription agreements. MHLLC common units granted to employees pursuant to employee subscription agreements were granted at no cost to the employee. These MHLLC common units were subject to vesting and, to the extent not already vested, vested prior to the IPO. The MHLLC common units entitled the holder thereof to receive shares of our common stock in a distribution by MHLLC that was effected prior to the IPO. The distribution of shares of our common stock to the holders of the MHLLC common units was made using outstanding shares of our common stock that were owned by MHLLC and therefore did not involve the issuance of new shares of our common stock.

The following table sets forth the members of our executive management team that received shares of our common stock as a result of preferred and common units of MHLLC held by them.

Name	Position
Thomas J. Baldwin	Chairman, Chief Executive Officer and President; former Executive Vice President, former Chief Financial Officer and former Secretary and Treasurer

Klaus W. Fritsch	Vice Chairman and Co-Founder of Morton’s of Chicago, Inc.

Edie A. Ames	President of Morton’s of Chicago, Inc.

Ronald M. DiNella	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Allan C. Schreiber	Senior Vice President of Development of Morton’s of Chicago, Inc.

Allen J. Bernstein	Former Chairman, former President and former Chief Executive Officer

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of common stock by each person who is known by us to beneficially own 5% or more of our outstanding common stock, each director, each individual named in the Summary Compensation table and our directors and executive officers as a group, as of March 16, 2006:

Name and Address of Beneficial Owner	Shares of Common Stock	Percent of Total Outstanding Common Stock (%)
Castle Harlan Partners III, L.P. (1)	4,688,664	27.7
Castle Harlan Offshore Partners III, L.P. (1)	76,864	*
Castle Harlan Affiliates III, L.P. (1)	78,361	*
Frogmore Forum Family Fund, LLC (1)	17,846	*
Branford Castle Holdings, Inc. (1)	31,045	*
Laurel Crown Capital, LLC: Series One—LC/Morton’s (2)	1,362,529	8.1
Allen J. Bernstein (3)	8,488	*
Thomas J. Baldwin (3)	136,504	*
Allan C. Schreiber (3)	5,554	*
Klaus W. Fritsch (3)	30,203	*
John K. Castle (1)(4)	4,892,780	29.0
Lee M. Cohn (3)	—	—
Dr. John J. Connolly (3)	—	—
Robert A. Goldschmidt (3)	—	—
Dr. Laurence E. Paul (2)	1,362,529	8.1
Stephen E. Paul (3)	1,362,529	8.1
David B. Pittaway (1)	5,230	*
Dianne H. Russell (3)	—	—
Zane Tankel (3)	44,118	*
Alan A. Teran (3)	—	*
Justin B. Wender (1)	—	*
All directors and executive officers as a group (18 persons, including those listed above) (4)	6,557,608	38.8

*	Represents less than 1%.
(1)	The address for Castle Harlan Partners III, L.P. and each of these other entities and individuals is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.
(2)	The address for Laurel Crown Capital, LLC: Series One—LC/Morton’s (“Laurel Crown”) and each of these individuals is 1601 Cloverfield Blvd, South Tower, 2nd floor, Santa Monica, California 90404. Dr. Laurence E. Paul and Stephen E. Paul are the sole members of the investment committee of Laurel Crown Management, LLC, the manager of Laurel Crown Capital, LLC: Series One—LC/Morton’s, and in such capacity share the voting and investment control over the securities held by Laurel Crown Capital, LLC: Series One—LC/Morton’s. As a result, Dr. L. Paul and Mr. S. Paul may be considered beneficial owners of any shares deemed to be beneficially owned by Laurel Crown Capital, LLC: Series One—LC/Morton’s and its affiliates. Dr. L. Paul and Mr. S. Paul disclaim beneficial ownership of such stock in excess of their proportionate ownership interest in Laurel Crown Capital, LLC: Series One—LC/Morton’s and its affiliates.
(3)	The address for each of our officers, each of such members of our board of directors and Allen J. Bernstein is c/o Morton’s Restaurant Group, Inc., 325 North LaSalle Street, Suite 500, Chicago, Illinois 60610.
(4)	Includes the shares of common stock held by Castle Harlan Partners III, L.P., Castle Harlan Offshore Partners III, L.P., Castle Harlan Affiliates III, L.P., Frogmore Forum Family Fund, LLC and Branford Castle Holdings, Inc. John K. Castle, a member of our board of directors, is the controlling stockholder of Castle Harlan Partners III, G.P., Inc., which is the general partner of the general partner of Castle Harlan Partners III, L.P. Mr. Castle is also the controlling stockholder of the general partners of Castle Harlan Offshore Partners III, L.P. and of Castle Harlan Affiliates III, L.P. Mr. Castle also exercises control of Branford Castle Holdings, Inc. and Frogmore Forum Family Fund, LLC. Mr. Castle shares voting and investment control with these entities (each of which is itself controlled by Mr. Castle) over the securities held by these entities. Mr. Castle disclaims beneficial ownership of the shares of our common stock in excess of his proportionate ownership interest in Castle Harlan Partners III, L.P. and its affiliates.

Item 13.	Certain Relationships and Related Transactions

Management Agreement

On July 25, 2002, at the closing of our acquisition by CHP III and certain other investors, MHLLC entered into a management agreement with Castle Harlan, Inc., which was amended as of July 7, 2003. Pursuant to the management agreement, Castle Harlan, Inc. agreed to provide business and organizational strategy, financial and investment management, advisory and merchant and investment banking services to MHLLC and its subsidiaries upon the terms and conditions set forth in the management agreement. As compensation for those services, MHLLC agreed to pay Castle Harlan, Inc. fees equal to $2.8 million per year, which fees may be increased pursuant to the terms of the management agreement to an amount not exceeding $3.5 million in any year, plus out of pocket expenses. These fees and expenses were paid by MRG and paid to the extent permitted by the indenture. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources”. These obligations under the management agreement were subordinated to all obligations of MRG under the indenture and our working capital facility. The agreement was for an initial term expiring December 31, 2007, renewable automatically from year to year thereafter unless one of the parties gave notice of its desire to terminate within 90 days before the expiration of the initial term or any subsequent one-year renewal thereof, except that MHLLC could have terminated only after CHP III and its affiliates ceased to own a specified percentage of MHLLC’s common units. MHLLC agreed to indemnify Castle Harlan, Inc. against losses, claims, damages, liabilities, costs and expenses relating to its performance of its duties under the management agreement, other than such of the foregoing resulting from Castle Harlan, Inc.’s gross negligence or willful misconduct. In October 2002, Castle Harlan, Inc., Laurel Crown and MHLLC entered into a letter agreement, pursuant to which Castle Harlan, Inc. agreed to provide a portion of the annual fee to Laurel Crown in exchange for Laurel Crown’s assistance in providing the services to MHLLC under the management agreement. MHLLC agreed to indemnify Laurel Crown against losses, claims, damages, liabilities, costs and expenses relating to its performance of its duties, other than such of the foregoing resulting from Laurel Crown’s gross negligence or willful misconduct. In connection with the IPO, MHLLC’s management agreement with Castle Harlan, Inc. and Laurel Crown was terminated.

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

Stock Purchase of Wilshire Restaurant Group, Inc.

On January 4, 2006, we purchased from the holders thereof outstanding common stock, warrants to purchase preferred stock and warrants to purchase common stock of Wilshire, an affiliate of Castle Harlan. The aggregate purchase price was approximately $1.6 million. Prior to the IPO, we dividend these securities, as well as shares of common stock and preferred stock of Wilshire that we purchased in 1999, to MHLLC. MHLLC then transferred a portion of these securities to Wilshire and a portion to Castle Harlan, in each case at the same price as we paid in the January 4, 2006 purchase. The transfer by MHLLC to Castle Harlan was in exchange for cancellation of approximately $1.6 million of return on capital and accreted preferred yield that Castle Harlan was entitled to receive with respect to its preferred units of MHLLC. The number of Castle Harlan’s preferred units of MHLLC that were cancelled as a result of the transaction was approximately 1,500.

Our Merger with MHCI

On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation.

Director and Officer Indemnification Agreements

We are party to indemnification agreements with each of our officers and directors that provide, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Registration Rights Agreement

Substantially all of our current stockholders, other than those who purchased shares in the IPO, are parties to a registration rights agreement, dated as of January 31, 2006. The terms of the registration rights agreement include provisions for demand registration rights and piggyback registration rights in favor of certain holders of our common stock. 6,451,259 shares of our common stock are entitled to these registration rights. Shares registered with the SEC pursuant to these registrations rights will be eligible for sale in the public markets, subject to lock-up agreements.

Item 14.	Principal Accountant Fees and Services

The board of directors appointed the firm of KPMG LLP, independent public accountants (“KPMG”), to audit the books, records and accounts of MRG and its subsidiaries for the fiscal year ended January 1, 2006.

The Audit Committee of MHLLC (the “Audit Committee”) approved in advance all services rendered by KPMG to MRG and its subsidiaries and approves all fees paid to KPMG. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by KPMG. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by KPMG during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of KPMG. Beginning in fiscal 2006, the Audit Committee of MRG will be responsible for the above referenced duties.

For the fiscal years ended January 1, 2006 and January 2, 2005, KPMG was paid the following fees for services provided to MRG and its subsidiaries:

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$412,300	$270,625
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	100,000	109,493

(1)	Includes fees for professional services performed by KPMG for the audit of the annual financial statements for MRG and its subsidiaries and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	For fiscal 2005, all other fees consist of fees for assistance with the preparation of the prospectus on Form S-1 in connection with the Company’s IPO. For fiscal 2004, all other fees consist principally of fees for assistance with the preparation of the offering circular and registration statement on Form S-4 in connection with the Company’s 7.5% senior secured notes offering. For fiscal 2005 and fiscal 2004, all of the services provided by KPMG have been approved by the Audit Committee.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	All Financial Statements

The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.

(2)	Financial Statement Schedules

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

MORTON’S RESTAURANT GROUP, INC. (Registrant)

Date March 31, 2006	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 31, 2006	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 31, 2006	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 31, 2006	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date March 31, 2006	By:	/s/ JOHN K. CASTLE
John K. Castle
Director

Date March 31, 2006	By:	/s/ LEE M. COHN
Lee M. Cohn
Director

Date March 31, 2006	By:	/s/ DR. JOHN J. CONNOLLY
Dr. John J. Connolly
Director

Date March 31, 2006	By:	/s/ ROBERT A. GOLDSCHMIDT
Robert A. Goldschmidt
Director

Date March 31, 2006	By:	/s/ DR. LAURENCE E. PAUL
Dr. Laurence E. Paul
Director

Date March 31, 2006	By:	/s/ STEPHEN E. PAUL
Stephen E. Paul
Director

Date March 31, 2006	By:	/s/ DAVID B. PITTAWAY
David B. Pittaway
Director

Date March 31, 2006	By:	/s/ DIANNE H. RUSSELL
Dianne H. Russell
Director

Date March 31, 2006	By:	/s/ ZANE TANKEL
Zane Tankel
Director

Date March 31, 2006	By:	/s/ ALAN A. TERAN
Alan A. Teran
Director

Date March 31, 2006	By:	/s/ JUSTIN B. WENDER
Justin B. Wender
Director

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description
1.1	Form of Underwriting Agreement (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.1	Amended and Restated Certificate of Incorporation of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.2	Amended and Restated By-Laws of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

4.1	Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton’s Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2004 (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.2	Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton’s Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2005 (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.3	Specimen of Common Stock Certificate (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.1+	Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)

10.2	Commercial Lease, between American National Investor Services, Inc. and Morton’s of Chicago, Inc., dated October 15, 1992, relating to the executive offices located at 350 West Hubbard Street, Chicago, Illinois (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated by reference)

10.3	Commercial Lease, between X-Cell Realty Associates and Morton’s Restaurant Group, Inc., dated January 18, 1994, relating to the executive offices located at 3333 New Hyde Park Road, Suite 210, New Hyde Park, New York 11042 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated by reference)

10.4	Form of Indemnification Agreement for directors and executive officers (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.5	Settlement Agreement and General Release by and between Morton’s Restaurant Group, Inc. and St. Paul Fire and Marine Insurance Company (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated December 23, 2004, and incorporated by reference)

10.6	Registration Rights Agreement, dated as of January 31, 2006, as amended, by and among Morton’s Restaurant Group, Inc., Castle Harlan Partners III, L.P., Laurel Crown Capital, LLC: Series One-LC/Morton’s and certain other parties thereto (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.7	Letter Agreement, dated December 30, 2005, between Morton’s Restaurant Group, Inc. and Allen J. Bernstein (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 9, 2006, and incorporated by reference)

Exhibit Number	Description
10.8+	Third Amended and Restated Employment Agreement, dated January 20, 2006, between Morton’s Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.9+	Letter Agreement, dated January 11, 2006 between Morton’s Restaurant Group, Inc. and James W. Kirkpatrick (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.10+	Form of Employee Subscription Agreement of Morton’s Holdings, LLC (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.11+	2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.12+	Letter Agreement, dated July 1, 2005, between Morton’s Restaurant Group, Inc. and Edie A. Ames (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated July 12, 2005, and incorporated by reference)

10.13	Form of Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, the parties designated as lenders therein, Wachovia Bank, N.A., Royal Bank of Canada, Wachovia Capital Markets, LLC and RBC Capital Markets (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.14	Form of Security Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.15	Form of Pledge Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

21.1*	List of Subsidiaries of Morton’s Restaurant Group, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contracts or compensatory plans or arrangements.