Form 10-Q
period 2006-04-02
MORTONS RESTAURANT GROUP INC
filed 2006-05-05
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non- accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    or    No  ☒.

As of April 21, 2006, the registrant had 16,900,450 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	April 2, 2006	January 1, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,391	$19,456
Restricted cash	275	—
Marketable securities	—	4,170
Accounts receivable	5,704	5,028
Inventories	9,703	10,128
Prepaid expenses and other current assets	7,531	9,257
Income tax receivable	685	685
Deferred income taxes, net	6,311	6,311

Total current assets	35,600	55,035

Property and equipment, at cost:
Furniture, fixtures and equipment	20,025	19,251
Buildings and leasehold improvements	60,046	57,333
Land	8,474	8,474
Construction in progress	855	1,395

	89,400	86,453
Less accumulated depreciation and amortization	21,621	19,984

Net property and equipment	67,779	66,469

Intangible asset	92,000	92,000
Goodwill	59,250	61,308
Other assets and deferred expenses, net	4,876	10,006

	$259,505	$284,818

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	April 2, 2006	January 1, 2006
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,989	$7,217
Accrued expenses	37,066	39,737
Current portion of obligation to financial institution	116	114
Current portion of 14.0% senior secured notes	—	7,400
Accrued income taxes	700	170

Total current liabilities	44,871	54,638

7.5% senior secured notes, net of unamortized discount of $11,393 at January 1, 2006	—	93,607
14.0% senior secured notes, less current maturities	—	40,000
Borrowings under senior revolving credit facility	48,500	—
Obligation to financial institution, less current maturities	3,437	3,467
Deferred income taxes	8,585	20,774
Other liabilities	18,755	18,556

Total liabilities	124,148	231,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 16,900,450 and 10,098,500 shares issued and outstanding at April 2, 2006 and January 1, 2006, respectively	169	101
Additional paid-in capital	164,328	60,853
Accumulated other comprehensive (loss) income	(127)	209
Accumulated deficit	(29,013)	(7,387)

Total stockholders’ equity	135,357	53,776

	$259,505	$284,818

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended
	April 2, 2006	April 3, 2005
	(unaudited)
Revenues	$83,090	$77,338

Food and beverage costs	27,645	26,002
Restaurant operating expenses	37,812	34,776
Pre-opening costs	629	1,092
Depreciation and amortization	1,717	1,632
General and administrative expenses	5,076	5,199
Marketing and promotional expenses	1,177	1,423
Stock compensation expense associated with initial public offering	488	—
Management fee paid to related party	390	700

Operating income	8,156	6,514
Gain on sale of investment	—	(648)
Costs associated with the repayment of certain debt	28,003	174
Costs associated with the termination of management agreement	8,400	—
Interest expense, net	2,185	4,291

(Loss) income before income taxes	(30,432)	2,697

Income tax (benefit) expense	(8,806)	2,462

Net (loss) income	$(21,626)	$235

Net (loss) income per share
Basic	$(1.57)	$0.02
Diluted	$(1.57)	$0.02

Shares used in computing net (loss) income per share
Basic	13,795,696	10,098,500
Diluted	13,795,696	10,098,500

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	April 2, 2006	April 3, 2005
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(21,626)	$235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	3,034	2,707
Gain on sale of investment	—	(648)
Gain on marketable securities	(5)	(14)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	20,833	—
Write-off of deferred financing costs	5,951	—
Deferred income taxes	(9,624)	2,168
Change in assets and liabilities:
Accounts receivable	(674)	(826)
Inventories	429	2
Prepaid expenses and other assets	174	(15)
Accounts payable, accrued expenses and other liabilities	(3,001)	1,864
Accrued income taxes	537	(84)

Net cash (used in) provided by operating activities	(3,972)	5,389

Cash flows from investing activities:
Purchases of property and equipment	(3,025)	(3,547)
Proceeds from sale of investment	—	658
Proceeds from sale of marketable securities	4,175	—

Net cash provided by (used in) investing activities	1,150	(2,889)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	63,000	—
Payments made on senior revolving credit facility	(14,500)	—
Repayment of 7.5% senior secured notes, including prepayment penalty	(105,317)	—
Repayment of 14.0% senior secured notes, including prepayment penalty	(56,765)	—
Proceeds from issuance of common stock, net of offering costs	104,006	—
Principal reduction on obligations to financial institutions	(28)	(3,470)
Payment of deferred financing costs	(1,020)	—
(Increase) decrease in restricted cash	(275)	131

Net cash used in financing activities	(10,899)	(3,339)

Effect of exchange rate changes on cash	(344)	(8)

Net decrease in cash and cash equivalents	(14,065)	(847)

Cash and cash equivalents at beginning of period	19,456	10,688

Cash and cash equivalents at end of period	$5,391	$9,841

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

April 2, 2006 and April 3, 2005

1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

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

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company which was formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with Financial Accounting Standards Boards Statement of Financial Accounting Standard (“SFAS”) 141, “Business Combinations,” this transaction represents a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. Additionally in accordance with SFAS 141, these financial statements are presented as if MHCI was merged with and into MRG at the beginning of fiscal 2005. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which were MHCI’s only significant liability.

2) Recent Events

In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,0000 shares of common stock, respectively, at $17.00 per share. The Company received net proceeds of approximately $91,327,000 from the sale of shares of common stock in the offering after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by it. The Company used the net proceeds of the IPO, together with proceeds of

$63,000,000 from borrowings under its new senior revolving credit facility and $19,822,000 of available cash, as follows: (1) approximately $106,258,000 to repay all of its outstanding 7.5% senior secured notes, including a prepayment penalty of approximately $11,468,000 and accrued interest of $941,000, (2) approximately $57,043,000 to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium of approximately $9,365,000 and accrued interest of $278,000, (3) approximately $8,400,000 to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc. (“Castle Harlan”), (4) approximately $1,020,000 to pay the financing fees related to its new $115.0 million senior revolving credit facility, (5) approximately $957,000 to pay the investment banking and legal fees in connection with the tender offer of its 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $196,000 to pay fees related to the termination of the Company’s working capital facility and (7) approximately $275,000 to collateralize outstanding letters of credit issued under the working capital facility.

In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock at $17.00 per share. The Company received net proceeds of approximately $12,679,000 from the sale of these additional shares, after deducting underwriting discounts and commissions. During March 2006, the Company used the proceeds from the underwriters’ exercise of the over-allotment to repay a portion of the $63,000,000 of borrowings under its new senior revolving credit facility.

On January 4, 2006, the Company purchased from the holders thereof outstanding common stock, warrants to purchase preferred stock and warrants to purchase common stock of Wilshire Restaurant Group, Inc. (“Wilshire”), an affiliate of Castle Harlan. The aggregate purchase price was approximately $1,600,000. Prior to the IPO, the Company dividended these securities, as well as shares of common stock and preferred stock of Wilshire that it purchased in 1999, to MHLLC. MHLLC then transferred a portion of these securities to Wilshire and a portion to affiliates of Castle Harlan, in each case at the same price as the Company paid in the January 4, 2006 purchase. The transfer by MHLLC to affiliates of Castle Harlan was in exchange for cancellation of approximately $1,600,000 of return on capital and accreted preferred yield that affiliates of Castle Harlan were entitled to receive with respect to their preferred units of MHLLC. The number of the affiliates of Castle Harlan’s preferred units of MHLLC that were cancelled as a result of the transaction was approximately 1,500.

3) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid cash interest of approximately $1,379,000 (which includes capitalized interest of approximately $33,000) and $205,000 (which includes capitalized interest of approximately $108,000), and income taxes, net of refunds, of approximately $288,000 and $378,000, for the three month periods ended April 2, 2006 and April 3, 2005, respectively.

4) Restricted Cash

Restricted cash of $275,000 as of April 2, 2006 represents cash collateral relating to certain insurance policies.

5) Income Taxes

The Company’s effective income tax rate was 28.9% in the first quarter of fiscal 2006 compared with 91.3% in the first quarter of fiscal 2005. The tax rate for the three month period ended April 2, 2006 reflects the Company’s estimated annual effective tax rate for fiscal 2006 adjusted for the tax effects of the non-recurring items related to the Company’s IPO. Excluding these effects the Company’s estimated annual effective tax rate for fiscal 2006 is 32.7%. This rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and a change in the tax status of foreign subsidiaries.

During the first quarter of fiscal 2006, goodwill was reduced by $2,058,000 which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition.

6) Net (Loss) Income per Share

In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Accordingly, all references to number of shares in the consolidated financial statements and accompanying notes for periods prior to February 6, 2006 have been adjusted to reflect the 10,098.5 for one stock split.

The shares outstanding prior to the IPO, 10,098,500 shares as adjusted for the stock split, include all shares issuable for no consideration to employees who were granted MHLLC common units pursuant to employee subscription agreements. (See Note 8).

Basic and diluted net (loss) income per share have been computed by dividing net (loss) income by the average shares outstanding as adjusted for the 10,098.5 for one stock split. The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands, except share and per share amounts):

	Three month periods ended
	April 2, 2006	April 3, 2005
Net (loss) income available to common stockholders	$(21,626)	$235

Shares:
Weighted average number of common shares outstanding	13,795,696	10,098,500
Dilutive shares	—	—

Weighted average number of common shares outstanding	13,795,696	10,098,500

Basic net (loss) income per share	$(1.57)	$0.02
Diluted net (loss) income per share	$(1.57)	$0.02

7) Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three month periods ended April 2, 2006 and April 3, 2005 are as follows (amounts in thousands):

	Three month periods ended
	April 2, 2006	April 3, 2005
Net (loss) income	$(21,626)	$235
Other comprehensive income (loss):
Foreign currency translation	(336)	(20)

Total comprehensive (loss) income	$(21,962)	$215

8) Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of April 2, 2006, the aggregate number of shares of the Company’s common stock that may be granted under the equity incentive plan is 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On February 9, 2006, prior to and in connection with the IPO, the Company granted and issued 241,500 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan.

Activity relating to the restricted stock granted pursuant to the equity incentive plan is as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted units	241,500
Vested units	—
Forfeited units	(1,200)

Unvested restricted stock outstanding as of April 2, 2006	240,300

As of April 2, 2006, there were 1,548,700 shares available for grant.

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statement of operations (amounts in thousands):

Three month period ended April 2, 2006
Restaurant operating expenses	$22
General and administrative expenses	82
Marketing and promotional expenses	4

Stock-based compensation expense before income tax benefit	108
Income tax benefit	(41)

Net compensation expense	$67

Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.01 and $0.01, respectively, in basic and diluted net loss per share for the three month period ended April 2, 2006.

As of April 2, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards, net of estimated forfeitures, was $3,659,000. That cost will be recognized over the five year vesting period.

Employee Subscription Agreements

In prior years certain of our executives and other employees were granted common units of MHLLC, which represented an ownership interest in MHLLC, pursuant to employee subscription agreements. Common units granted to an employee pursuant to employee subscription agreements were granted at no cost to the employee. These common units were subject to vesting. Fifty percent of the granted common units were time-vesting common units and vested upon certain dates if the employee was employed as of such date. However, if the employee had been continuously employed by the Company from the date of grant to the date of a change of control, any unvested time vesting units immediately vested simultaneously with the consummation of the change of control. During the three month period ended April 3, 2005, the Company recorded compensation expense that represented the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which was zero) of the common units of the outstanding time-vesting common units. The compensation expense recorded during the three month period ended April 3, 2005 was insignificant.

In addition, fifty percent of the granted common units vested upon certain change of control or liquidation events if the employee was employed as of such date. In February 2006, the unvested MHLLC common units vested prior to the IPO. In connection with the vesting of these MHLLC common units, the Company recorded compensation expense of approximately $488,000 during the three month period ended April 2, 2006. The MHLLC common units entitled the holder thereof to receive shares of the Company’s common stock in a distribution by MHLLC that was effected prior to the IPO. The distribution of shares of the Company’s common stock to the holders of the MHLLC common units was made using outstanding shares of the Company’s common stock that were owned by MHLLC and therefore did not involve the issuance of new shares of the Company’s common stock. Employees received one share of the Company’s stock for approximately 2.7 MHLLC common units held by them.

9) Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended
	April 2, 2006	April 3, 2005
Domestic	$(31,367)	$2,134
Foreign	935	563

Total	$(30,432)	$2,697

10) Restaurant Activity

During March 2006, a new Morton’s steakhouse was opened in Troy, Michigan. With the exception of the Morton’s steakhouse in New Orleans, which was temporarily closed from August 28, 2005 until January 12, 2006 due to the effects of Hurricane Katrina, no restaurants were closed during the three month periods ended April 2, 2006 and April 3, 2005.

The Company currently has signed leases for five new Morton’s steakhouses in Anaheim, California; Coral Gables, Florida; Northbrook, Illinois; Houston, Texas and San Jose, California.

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

11) Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately six claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. The arbitrator in the New York arbitrations has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company intends to move to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The complainants in New York are seeking an aggregate of approximately $1.7 million excluding fees. The Massachusetts arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The Company has opposed that request. The motion is still pending. There also is a motion pending as to whether the matter can proceed as a class action and or as a collective action under the arbitration agreement. The plaintiff has not stated the estimated amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs.

In March 2006, a former employee of the Burbank Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all California servers, current and former, for a four year period. The plaintiff has not stated an estimated amount of damages and at this stage of the proceedings it is not possible to estimate the damages sought by the plaintiff.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three month period ended April 2, 2006 (13 weeks) compared to Three month period ended April 3, 2005 (13 weeks)

Our net loss for the three month period ended April 2, 2006 was $21.6 million compared to net income for the three month period ended April 3, 2005 of $0.2 million. The change is primarily due to costs associated with the repayment of debt and the costs associated with the termination of the management agreement, partially offset by an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs as discussed below. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the two periods being compared.

Revenues increased $5.8 million, or 7.4%, to $83.1 million for the three month period ended April 2, 2006 from $77.3 million for the three month period ended April 3, 2005. Revenues increased $3.2 million due to an increase in revenues from comparable restaurants. Revenues increased $2.8 million due to the opening of five new restaurants (one in the three month period ended April 2, 2006 and four in fiscal 2005). Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana decreased $0.2 million. Average revenue per restaurant open all of either period increased 5.5%. Revenues for the three month period ended April 2, 2006 also reflect the impact of aggregate menu price increases at our Morton’s steakhouses of approximately 0.5% in May 2005 and 0.5% in February 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0%. We believe that Morton’s revenues for the three month period ended April 2, 2006 were favorably impacted by an April 2006 Easter versus March 2005.

Percentage changes in restaurant revenues for the three month period ended April 2, 2006 (13 weeks) versus the three month period ended April 3, 2005 (13 weeks) for comparable restaurants are as follows:

Percentage Change Three month period ended April 2, 2006 (13 weeks) vs. Three month period ended April 3, 2005 (13 weeks)
Morton’s	4.4%
Bertolini’s	3.8%
Total	4.4%

Food and beverage costs increased $1.6 million, or 6.3%, to $27.6 million for the three month period ended April 2, 2006 from $26.0 million for the three month period ended April 3, 2005. This increase was primarily due to the opening of five new restaurants (one in the three month period ended April 2, 2006 and four in fiscal 2005). These costs as a percentage of revenues decreased by 0.3% to 33.3% for the three month period ended April 2, 2006 from 33.6% for the three month period ended April 3, 2005.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $3.0 million, or 8.7%, to $37.8 million for the three month period ended April 2, 2006 from $34.8 million for the three month period ended April 3, 2005. Restaurant operating expenses as a percentage of revenues increased 0.5% to 45.5% for the three month period ended April 2, 2006 from 45.0% for the three month period ended April 3, 2005. These increases were primarily due to increased wages and benefit costs as well as increased utility costs and rent expense. Included in the three month period ended April 2, 2006 and the three month period ended April 3, 2005 is non-cash rent recorded in accordance with SFAS No. 13 of $0.3 million and $0.2 million, respectively.

Pre-opening costs decreased $0.5 million, or 42.4%, to $0.6 million for the three month period ended April 2, 2006 from $1.1 million for the three month period ended April 3, 2005. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.1 million, or 5.2%, to $1.7 million for the three month period ended April 2, 2006 from $1.6 million for the three month period ended April 3, 2005.

General and administrative expenses decreased $0.1 million, or 2.4%, to $5.1 million for the three month period ended April 2, 2006 from $5.2 million for the three month period ended April 3, 2005. These costs as a percentage of revenues decreased 0.6% to 6.1% for the three month period ended April 2, 2006 from 6.7% for the three month period ended April 3, 2005. These decreases were primarily due to the retirement of Allen J. Bernstein, our former President and Chief Executive Officer. In conjunction with Mr. Bernstein’s retirement, four administrative employees, who received salaries, bonuses and other benefits during fiscal 2005, ceased to be our employees as of the beginning of fiscal 2006.

Marketing and promotional expenses decreased $0.2 million, or 17.3%, to $1.2 million for the three month period ended April 2, 2006 from $1.4 million for the three month period ended April 3, 2005. These costs as a percentage of revenues decreased 0.4% to 1.4% for the three month period ended April 2, 2006 from 1.8% for the three month period ended April 3, 2005. These decreases were primarily due to the timing of our marketing expenditures.

Stock compensation expense associated with the initial public offering of $0.5 million represents a one-time charge relating to the vesting of MHLLC executive common units previously granted to certain employees prior to the IPO (see Note 8 to our unaudited consolidated financial statements).

Management fee paid to related party was $0.4 million and $0.7 million for the three month period ended April 2, 2006 and the three month period ended April 3, 2005, respectively. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan. The management agreement was terminated in conjunction with the IPO.

Gain on sale of investment of $0.6 million for the three month period ended April 3, 2005 represents a one-time gain from the sale of stock in a privately owned company.

Costs associated with the repayment of certain debt of $28.0 million for the three month period ended April 2, 2006 represents (1) a prepayment premium of approximately $11.5 million in connection with the repayment of all of our outstanding 7.5% senior secured notes, (2) a prepayment premium of approximately $9.4 million in connection with the repayment of all of MHCI’s outstanding 14.0% senior secured notes, (3) approximately $0.9 million of investment banking and legal fees in connection with the tender offer of our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (4) the write-off of deferred financing and other costs relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our working capital facility of approximately $6.0 million and (5) approximately $0.2 million of fees related to the termination of our working capital facility. Cost associated with the repayment of certain debt of approximately $0.2 million for the three month period ended April 3, 2005 represents prepayment penalties that were incurred with the early repayment of certain mortgages.

Costs associated with the termination of the management agreement of $8.4 million for the three month period ended April 2, 2006 represents a fee relating to the termination of MHLLC’s management agreement with Castle Harlan.

Interest expense, net, decreased $2.1 million, or 49.1%, to $2.2 million for the three month period ended April 2, 2006 from $4.3 million for the three month period ended April 3, 2005. The decrease is due to the repayment of the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes in connection with the IPO partially offset by the interest relating to borrowings under our new revolving credit facility. Interest income was not significant in any of these periods.

Provision for income taxes consisted of income tax benefit of $8.8 million and income tax expense of $2.5 million for the three month period ended April 2, 2006 and the three month period ended April 3, 2005, respectively. Our 2006 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and a change in the tax status of foreign subsidiaries. Our 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our 7.5% senior secured notes and MHCI’s 14.0% senior secured notes, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next several years through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of April 2, 2006, we had cash and cash equivalents of $5.4 million compared to $19.5 million as of January 1, 2006.

Working Capital and Cash Flows

As of April 2, 2006 we had, in the past we have had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and or to pay a dividend, to the extent permitted, to MHCI to repay outstanding Paid-In-Kind (“PIK”) notes. On February 14, 2006, the PIK notes were repaid in connection with our IPO.

Operating Activities. Cash used for operating activities for the three month period ended April 2, 2006 were $4.0 million, consisting primarily of a decrease in accounts payable, accrued expenses and other liabilities of $3.0 million.

Investing Activities. Cash flows provided by investing activities for the three month period ended April 2, 2006 were $1.2 million due to proceeds from the sale of marketable securities of $4.2 million partially offset by purchases of property and equipment of $3.0 million.

Financing Activities. Cash flows used for financing activities for the three month period ended April 2, 2006 were $10.9 million primarily consisting of the repayment of our 7.5% senior secured notes, including a prepayment penalty, of $105.3 million, the repayment of MHCI’s 14.0% senior secured notes, including a prepayment penalty, of $56.8 million and the payment of deferred financing costs related to our senior revolving credit facility of $1.0 million partially offset by proceeds from the issuance of common stock, net of offering costs, of $104.0 million and net borrowings under our senior revolving credit facility of $48.5 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. As of April 2, 2006, we had outstanding borrowings of approximately $48.5 million under our senior revolving credit facility and approximately $0.3 million was restricted for letters of credit. As of April 2, 2006, we were in compliance with all of our financial covenants.

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

The senior revolving credit facility also provides us with the right to seek to increase the facility by an additional $50.0 million, in the form of either additional revolving loans or term loans, on up to two occasions in a minimum principal amount of $25.0 million on each occasion, which we refer to as the incremental facility. None of the lenders under the revolving credit facility will be obligated to provide the incremental facility. If our then existing lenders do not elect to provide commitments for a portion of the incremental facility, we would have to seek the remaining commitments from other lenders, although there can be no assurance that we would be able to do so. In addition, the incremental facility will only be available if (i) no default or event of default under the senior revolving credit facility has occurred and is continuing at the time of such increase, (ii) the borrower is in pro forma compliance with the financial covenants at the time of such increase, and (iii) the administrative agent for our senior revolving credit facility has received certain other documentation from the borrower. The portion of the incremental facility in the form of revolving loans would not be allowed to have a shorter maturity or higher interest rate margins or fees than the senior revolving credit facility.

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

Previously Outstanding 7.5% Senior Secured Notes

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

Prior Working Capital Facility

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

Mortgages

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. The loans generally require monthly payments of principal and interest. On April 2, 2006 and January 1, 2006, the aggregate outstanding principal balance due on these loans was approximately $3.6 million and $3.6 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligations to financial institutions” in the accompanying consolidated balance sheets. We repaid one mortgage in May 2003, one in September 2003, two in April 2004 and one in February 2005. The remaining mortgage outstanding as of April 2, 2006 bears interest at 8.98% and is scheduled to mature in March 2021. As of April 2, 2006, we were in compliance with all of our financial covenants.

Restaurant Operating Leases. Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments. The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of April 2, 2006:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
	(amounts in thousands)
New senior revolving credit facility, including interest (a)	$2,013	$2,684	$2,684	$2,684	$2,684	$48,835	$61,584
Mortgage loan with GE Capital Franchise Finance, including interest	327	436	435	435	436	4,459	6,528

Subtotal	2,340	3,120	3,119	3,119	3,120	53,294	68,112
Operating leases	15,338	21,988	22,281	21,713	21,535	129,723	232,578
Purchase commitments	23,510	—	—	—	—	—	23,510
Letters of credit	275	—	—	—	—	—	275

Total	$41,463	$25,108	$25,400	$24,832	$24,655	$183,017	$324,475

(a)	Interest is based on borrowings as of April 2, 2006 and current interest rates.

During the first three months of fiscal 2006, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $3.7 million. We estimate that we will spend up to approximately $30.0 million in fiscal 2006, including the $3.7 million recorded in the first three months of fiscal 2006, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12.21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. These capital expenditures are expected to be reduced by landlord development allowances of approximately $6.8 million. We anticipate that funds generated through operations and through borrowings under our new senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2006. We cannot be sure, however, that this will be the case.

New Accounting Standards

During October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”) which requires a lessee to cease capitalizing rental costs during the construction period as of the first reporting period beginning after December 15, 2005, which is the effective date of FSP 13-1. In accordance with FSP 13-1, beginning January 2, 2006 rental costs incurred during the construction period have been recognized as rental expense, in pre-opening costs, which was not material to the Company’s financial statements.

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

As of April 2, 2006, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 2, 2006, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of April 2, 2006, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $48.5 million. As a result, a hypothetical 10% fluctuation in interest rates would have a $43,000 impact on earnings for the three month period ended April 2, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In our 2005 Form 10-K, we identified a material weakness in internal control resulting from inadequate internal resources necessary to review the provision for income taxes. The Company intends to take the appropriate steps to remedy this weakness prior to our fiscal 2006 year end. Based upon that material weakness, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective as of April 2, 2006. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1. Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately six claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. The arbitrator in the New York arbitrations has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company intends to move to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The complainants in New York are seeking an aggregate of approximately $1.7 million excluding fees. The Massachusetts arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. We moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The Company has opposed that request. The motion is still pending. There also is a motion pending as to whether the matter can proceed as a class action and or as a collective action under the arbitration agreement. The plaintiff has not stated the estimated amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs.

In March 2006, a former employee of the Burbank Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all California servers, current and former, for a four year period. The plaintiff has not stated an estimated amount of damages and at this stage of the proceedings it is not possible to estimate the damages sought by the plaintiff.

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

Item 1A. Risk Factors

There are no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the Company’s preparations for its IPO, the Company’s sole stockholder took action by written consent on two occasions during the three month period ended April 2, 2006.

On February 6, 2006, MHCI, the Company’s sole stockholder at that time, acted by written consent to: (1) approve and adopt the terms and provisions of the Company’s Amended and Restated Certificate of Incorporation, and (2) approve and adopt the terms and provisions of the Company’s Stock Incentive Plan.

On February 8, 2006, MHCI, the Company’s sole stockholder at that time, acted by written consent in lieu of an annual meeting to: (1) elect Thomas J. Baldwin, John K. Castle, Lee M. Cohn and Dr. Laurence E. Paul as Class I directors to the Company’s board of directors; Dr. John J. Connolly, Robert A. Goldschmidt, Alan Teran and Justin Wender as Class II directors to the Company’s board of directors; and Stephen E. Paul, David B. Pittaway, Dianne H. Russell and Zane Tankel as Class III directors to the Company’s board of directors, and (2) to approve and adopt the terms and provisions of the Agreement and Plan of Merger between the Company and MHCI.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Thomas J. Baldwin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ronald M. DiNella Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Thomas J. Baldwin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ronald M. DiNella Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date May 5, 2006	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date May 5, 2006	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)