Form 10-Q
period 2006-07-02
MORTONS RESTAURANT GROUP INC
filed 2006-07-28
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of July 14, 2006, the registrant had 16,900,450 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	July 2, 2006	January 1, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,896	$19,456
Marketable securities	—	4,170
Accounts receivable	4,585	5,028
Inventories	9,914	10,128
Prepaid expenses and other current assets	6,128	9,257
Income tax receivable	685	685
Deferred income taxes, net	6,311	6,311

Total current assets	31,519	55,035

Property and equipment, at cost:
Furniture, fixtures and equipment	20,900	19,251
Buildings and leasehold improvements	60,939	57,333
Land	8,474	8,474
Construction in progress	2,950	1,395

	93,263	86,453
Less accumulated depreciation and amortization	23,370	19,984

Net property and equipment	69,893	66,469

Intangible asset	92,000	92,000
Goodwill	59,250	61,308
Other assets and deferred expenses, net	4,873	10,006

	$257,535	$284,818

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	July 2, 2006	January 1, 2006
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,855	$7,217
Accrued expenses	35,769	39,737
Current portion of obligation to financial institution	119	114
Current portion of 14.0% senior secured notes	—	7,400
Accrued income taxes	773	170

Total current liabilities	42,516	54,638

7.5% senior secured notes, net of unamortized discount of $11,393 at January 1, 2006	—	93,607
14.0% senior secured notes, less current maturities	—	40,000
Borrowings under senior revolving credit facility	45,800	—
Obligation to financial institution, less current maturities	3,406	3,467
Deferred income taxes	9,405	20,774
Other liabilities	18,568	18,556

Total liabilities	119,695	231,042

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 16,900,450 and 10,098,500 shares issued and outstanding at July 2, 2006 and January 1, 2006, respectively	169	101
Additional paid-in capital	164,263	60,853
Accumulated other comprehensive (loss) income	(84)	209
Accumulated deficit	(26,508)	(7,387)

Total stockholders’ equity	137,840	53,776

	$257,535	$284,818

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Six month periods ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(unaudited)
Revenues	$77,980	$72,940	$161,070	$150,278

Food and beverage costs	25,384	24,047	53,029	50,049
Restaurant operating expenses	37,462	34,954	75,274	69,730
Pre-opening costs	303	253	932	1,345
Depreciation and amortization	1,896	1,778	3,613	3,410
General and administrative expenses	6,155	5,438	11,231	10,638
Marketing and promotional expenses	1,834	1,481	3,011	2,904
Stock compensation expense associated with initial public offering	—	—	488	—
Management fee paid to related party	—	700	390	1,400

Operating income	4,946	4,289	13,102	10,802
Gain on sale of investment	—	(16)	—	(664)
Costs associated with the repayment of certain debt	—	—	28,003	174
Costs associated with the termination of management agreement	—	—	8,400	—
Interest expense, net	937	4,293	3,122	8,583

Income (loss) before income taxes	4,009	12	(26,423)	2,709

Income tax expense (benefit)	1,504	(38)	(7,302)	2,424

Net income (loss)	$2,505	$50	$(19,121)	$285

Net income (loss) per share
Basic	$0.15	$0.01	$(1.25)	$0.03
Diluted	$0.15	$0.01	$(1.25)	$0.03

Shares used in computing net income (loss) per share
Basic	16,900,450	10,098,500	15,348,073	10,098,500
Diluted	17,137,600	10,098,500	15,348,073	10,098,500

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six month periods ended
	July 2, 2006	July 3, 2005
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(19,121)	$285
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	5,445	5,549
Gain on sale of investment	—	(664)
Gain on marketable securities	(5)	(71)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	20,833	—
Write-off of deferred financing costs	5,951	—
Issuance of PIK notes in lieu of interest	—	2,448
Redemption of PIK notes	—	(946)
Deferred income taxes	(8,767)	2,085
Change in assets and liabilities:
Accounts receivable	451	392
Inventories	234	265
Prepaid expenses and other assets	1,581	913
Accounts payable, accrued expenses and other liabilities	(5,905)	(2,107)
Accrued income taxes	620	(176)

Net cash provided by operating activities	1,317	7,973

Cash flows from investing activities:
Purchases of property and equipment	(7,002)	(6,454)
Proceeds from sale of investment	—	674
Proceeds from sale of marketable securities	4,175	—

Net cash used in investing activities	(2,827)	(5,780)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	63,000	—
Payments made on senior revolving credit facility	(17,200)	—
Repayment of 7.5% senior secured notes, including prepayment penalty	(105,317)	—
Repayment of 14.0% senior secured notes, including prepayment penalty	(56,765)	—
Proceeds from issuance of common stock, net of offering costs	103,715	—
Principal reduction on obligations to financial institutions	(56)	(3,523)
Payment of deferred financing costs	(1,073)	—
Decrease in restricted cash	—	131

Net cash used in financing activities	(13,696)	(3,392)

Effect of exchange rate changes on cash	(354)	(10)

Net decrease in cash and cash equivalents	(15,560)	(1,209)

Cash and cash equivalents at beginning of period	19,456	10,688

Cash and cash equivalents at end of period	$3,896	$9,479

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

July 2, 2006 and July 3, 2005

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

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company which was formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“SFAS”) 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. Additionally in accordance with SFAS 141, these financial statements are presented as if MHCI was merged with and into MRG at the beginning of fiscal 2005. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which were MHCI’s only significant liability.

2)	Recent Events

In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,0000 shares of common stock, respectively, at $17.00 per share. The Company received net proceeds of approximately $91,036,000 from the sale of shares of common stock in the offering after deducting underwriting discounts and commissions and estimated offering expenses payable by it. The Company used the net proceeds of the IPO, together with proceeds of $63,000,000 from borrowings under its new senior revolving credit facility and $20,166,000 of available cash, as follows: (1) approximately $106,258,000 to repay all of its outstanding 7.5% senior secured notes, including a prepayment penalty of approximately $11,468,000 and accrued interest of $941,000, (2) approximately $57,043,000 to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium of approximately $9,365,000 and accrued interest of $278,000, (3) approximately $8,400,000 to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc. (“Castle Harlan”), (4) approximately $1,073,000 to pay the financing fees related to its new $115,000,000 senior revolving credit facility, (5) approximately $957,000 to pay the investment banking and legal fees in connection with the tender offer of its 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $196,000 to pay fees related to the termination of the Company’s working capital facility and (7) approximately $275,000 to collateralize outstanding letters of credit issued under the working capital facility.

In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock from the Company at $17.00 per share. The Company received net proceeds of approximately $12,679,000 from the sale of these additional shares, after deducting underwriting discounts and commissions. During March 2006, the Company used the proceeds from the underwriters’ exercise of the over-allotment to repay a portion of the $63,000,000 of borrowings under its new senior revolving credit facility.

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

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid cash interest of approximately $2,163,000 (which includes capitalized interest of approximately $33,000) and $4,880,000 (which includes capitalized interest of approximately $108,000), and income taxes, net of refunds, of approximately $828,000 and $525,000, for the six month periods ended July 2, 2006 and July 3, 2005, respectively.

4)	Income Taxes

The Company’s effective income tax rate was 27.6% for the six month period ended July 2, 2006 compared with 89.5% for the six month period ended July 3, 2005. The tax rate for the six month period ended July 2, 2006 reflects the Company’s estimated annual effective tax rate for fiscal 2006 adjusted for the tax effects of the non-recurring items related to the Company’s IPO. Excluding these effects the Company’s estimated annual effective tax rate for fiscal 2006 is expected to approximate 34%. This rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and a change in the tax status of foreign subsidiaries.

During the first quarter of fiscal 2006, goodwill was reduced by $2,058,000 which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition.

5)	Net Income (Loss) per Share

In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Accordingly, all references to number of shares in the consolidated financial statements and accompanying notes for periods prior to February 6, 2006 have been adjusted to reflect the 10,098.5 for one stock split.

The shares outstanding prior to the IPO, 10,098,500 shares as adjusted for the stock split, include all shares issuable for no consideration to employees who were granted MHLLC common units pursuant to employee subscription agreements. (See Note 7).

Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the average shares outstanding as adjusted for the 10,098.5 for one stock split. The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Six month periods ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss) available to common stockholders	$2,505	$50	$(19,121)	$285

Shares:

Weighted average number of common shares outstanding	16,900,450	10,098,500	15,348,073	10,098,500
Dilutive shares	237,150	—	—	—

Weighted average number of common shares outstanding	17,137,600	10,098,500	15,348,073	10,098,500

Basic net income (loss) per share	$0.15	$0.01	$(1.25)	$0.03
Diluted net income (loss) per share	$0.15	$0.01	$(1.25)	$0.03

6)	Comprehensive (Loss) Income

The components of comprehensive (loss) income for the six month periods ended July 2, 2006 and July 3, 2005 are as follows (amounts in thousands):

	Six month periods ended
	July 2, 2006	July 3, 2005
Net (loss) income	$(19,121)	$285
Other comprehensive income (loss):
Foreign currency translation	(293)	(89)

Total comprehensive (loss) income	$(19,414)	$196

7)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of July 2, 2006, the aggregate number of shares of the Company’s common stock that may be granted under the equity incentive plan is 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On February 9, 2006, prior to and in connection with the IPO, the Company granted and issued 241,500 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan.

Activity relating to the restricted stock granted pursuant to the equity incentive plan is as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted	241,500
Vested	—
Forfeited	(7,550)

Unvested restricted stock outstanding as of July 2, 2006	233,950

As of July 2, 2006, there were 1,555,050 shares available for grant.

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

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statement of operations (amounts in thousands):

	Three month period ended July 2, 2006	Six month period ended July 2, 2006
Restaurant operating expenses	$39	$61
General and administrative expenses	144	226
Marketing and promotional expenses	6	10

Stock-based compensation expense before income tax benefit	189	297
Income tax benefit	(72)	(113)

Net compensation expense	$117	$184

Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.01 and $0.01, respectively, in basic and diluted net income per share for the three month period ended July 2, 2006. Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.01 and $0.01, respectively, in basic and diluted net loss per share for the six month period ended July 2, 2006.

As of July 2, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards, net of estimated forfeitures, was $3,470,000. That cost will be recognized over the five year vesting period.

Employee Subscription Agreements

In prior years certain of our executives and other employees were granted common units of MHLLC, which represented an ownership interest in MHLLC, pursuant to employee subscription agreements. Common units granted to an employee pursuant to employee subscription agreements were granted at no cost to the employee. These common units were subject to vesting. Fifty percent of the granted common units were time-vesting common units and vested upon certain dates if the employee was employed as of such date. However, if the employee had been continuously employed by the Company from the date of grant to the date of a change of control, any unvested time vesting units immediately vested simultaneously with the consummation of the change of control. During the three and six month periods ended July 3, 2005, the Company recorded compensation expense that represented the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which was zero) of the common units of the outstanding time-vesting common units. The compensation expense recorded during the three and six month periods ended July 3, 2005 was insignificant.

In addition, fifty percent of the granted common units vested upon certain change of control or liquidation events if the employee was employed as of such date. In February 2006, the unvested MHLLC common units vested prior to the IPO. In connection with the vesting of these MHLLC common units, the Company recorded compensation expense of approximately $488,000 during February 2006. The MHLLC common units entitled the holder thereof to receive shares of the Company’s common stock in a distribution by MHLLC that was effected prior to the IPO. The distribution of shares of the Company’s common stock to the holders of the MHLLC common units was made using outstanding shares of the Company’s common stock that were owned by MHLLC and therefore did not involve the issuance of new shares of the Company’s common stock. Employees received one share of the Company’s stock for approximately 2.7 MHLLC common units held by them.

8)	Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Domestic	$3,075	$(600)	$(28,292)	$1,534
Foreign	934	612	1,869	1,175

Total	$4,009	$12	$(26,423)	$2,709

9)	Restaurant Activity

During March 2006, a new Morton’s steakhouse was opened in Troy, Michigan. With the exception of the Morton’s steakhouse in New Orleans, which was temporarily closed from August 28, 2005 until January 12, 2006 due to the effects of Hurricane Katrina, no restaurants were closed during the six month periods ended July 2, 2006 and July 3, 2005.

The Company currently has signed leases for new Morton’s steakhouses in Anaheim, California; Coral Gables, Florida; Northbrook, Illinois; Houston, Texas; San Jose, California and Woodland Hills, California.

During January 2006, the Company signed a new long-term lease with respect to its existing Bertolini’s restaurant located in Las Vegas, Nevada. In conjunction with the new lease, a new restaurant will be built at this location, and as a result the Company is currently planning to close the existing Bertolini’s restaurant, beginning August 2006. Construction of the new restaurant is currently planned to last from

August 2006 through December 2006, although the actual construction period may begin later or last longer. During the construction period, the Company will incur rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it will also lose the revenues that would have been generated had the existing restaurant remained open, all of which will adversely affect its results of operations. The Company estimates that it will incur pre-opening expenses and other fixed costs relating to this new lease of approximately $1,600,000 pre-tax, although the actual amount could be greater. As a result of this planned closing, and based on current conditions and current estimates, the Company believes that for the third quarter of fiscal 2006 it may incur a consolidated net loss that could be substantially larger than the consolidated net loss that it incurred in the third quarter of fiscal 2005.

10)	Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately four claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. The arbitrator in the New York arbitrations has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The complainants in New York are seeking an aggregate of approximately $1.7 million excluding fees. The Massachusetts arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The Company has opposed that request. The arbitrator ruled that the request would be held in abeyance pending a showing that the claimants are similarly situated. The plaintiff has not stated the estimated amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Month Period ended July 2, 2006 (13 weeks) compared to Three Month Period ended July 3, 2005 (13 weeks) and Six Month Period ended July 2, 2006 (26 weeks) compared to Six Month Period ended July 3, 2005 (26 weeks)

Our net income for the three month period ended July 2, 2006 was $2.5 million compared to net income for the three month period ended July 3, 2005 of $50,000. The change is primarily due to a decrease in interest expense and an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs as discussed below. Our net loss for the six month period ended July 2, 2006 was $19.1 million compared to net income for the six month period ended July 3, 2005 of $0.3 million. The change is primarily due to costs associated with the repayment of debt and the costs associated with the termination of the management agreement, partially offset by an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs as discussed below. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the two periods being compared.

Revenues increased $5.0 million, or 6.9%, to $78.0 million for the three month period ended July 2, 2006 from $72.9 million for the three month period ended July 3, 2005. Revenues increased $2.3 million due to an increase in revenues from comparable restaurants. Revenues increased $2.9 million due to the opening of five new restaurants (one in the three month period ended April 2, 2006 and four in fiscal 2005). Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana decreased $0.2 million. Average revenue per restaurant open all of either period increased 4.0%. Revenues for the three month period ended July 2, 2006 also reflect the impact of aggregate menu price increases at our Morton’s steakhouses of approximately 0.5% in May 2005, 0.5% in February 2006 and 0.5% in May 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006. We believe that Morton’s revenues for the three month period ended July 2, 2006 were unfavorably impacted by an April 2006 Easter versus March 2005.

Revenues increased $10.8 million, or 7.2%, to $161.1 million for the six month period ended July 2, 2006 from $150.3 million for the six month period ended July 3, 2005. Revenues increased $5.5 million due to an increase in revenues from comparable restaurants. Revenues increased $5.7 million due to the opening of five new restaurants (one in the three month period ended April 2, 2006 and four in fiscal 2005). Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana decreased $0.4 million. Average revenue per restaurant open all of either period increased 0.4%. Revenues for the three month period ended July 2, 2006 also reflect the impact of aggregate menu price increases at our Morton’s steakhouses of approximately 0.5% in May 2005, 0.5% in February 2006 and 0.5% in May 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006.

Percentage changes in restaurant revenues for the three and six month periods ended July 2, 2006 versus the three and six month periods ended July 3, 2005 for comparable restaurants are as follows:

	Percentage Change Three month period ended July 2, 2006 (13 weeks) vs. Three month period ended July 3, 2005 (13 weeks)	Percentage Change Six month period ended July 2, 2006 (26 weeks) vs. Six month period ended July 3, 2005 (26 weeks)
Morton’s	3.5%	4.0%
Bertolini’s	1.1%	2.5%
Total	3.4%	3.9%

Food and beverage costs increased $1.3 million, or 5.6%, to $25.4 million for the three month period ended July 2, 2006 from $24.0 million for the three month period ended July 3, 2005. These costs increased $3.0 million, or 6.0%, to $53.0 million for the six month period ended July 2, 2006 from $50.0 million for the six month period ended July 3, 2005. These increases were primarily due to the opening of five new restaurants (one in the three month period ended April 2, 2006 and four in fiscal 2005). These costs as a percentage of revenues decreased by 0.4% to 32.6% for the three month period ended July 2, 2006 from 33.0% for the three month period ended July 3, 2005 and decreased by 0.4% to 32.9% for the six month period ended July 2, 2006 from 33.3% for the six month period ended July 3, 2005.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $2.5 million, or 7.2%, to $37.5 million for the three month period ended July 2, 2006 from $35.0 million for the three month period ended July 3, 2005. These costs increased $5.5 million, or 8.0%, to $75.3 million for the six month period ended July 2, 2006 from $69.7 million for the six month period ended July 3, 2005. Restaurant operating expenses as a percentage of revenues increased 0.1% to 48.0% for the three month period ended July 2, 2006 from 47.9% for the three month period ended July 3, 2005 and increased 0.3% to 46.7% for the six month period ended July 2, 2006 from 46.4% for the six month period ended July 3, 2005. These increases were primarily due to increased wages and benefit costs as well as increased utility costs and rent expense. Included in the three month periods ended July 2, 2006 and July 3, 2005 is non-cash rent recorded in accordance with SFAS No. 13 of $0.3 million and $0.2 million, respectively. Included in the six month periods ended July 2, 2006 and July 3, 2005 is non-cash rent recorded in accordance with SFAS No. 13 of $0.6 million and $0.5 million, respectively.

Pre-opening costs remained consistent at $0.3 million for the three month periods ended July 2, 2006 and July 3, 2005. These costs decreased $0.4 million, or 30.7%, to $0.9 million for the six month period ended July 2, 2006 from $1.3 million for the six month period ended July 3, 2005. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.1 million, or 6.6%, to $1.9 million for the three month period ended July 2, 2006 from $1.8 million for the three month period ended July 3, 2005. Depreciation and amortization increased $0.2 million, or 6.0%, to $3.6 million for the six month period ended July 2, 2006 from $3.4 million for the six month period ended July 3, 2005.

General and administrative expenses increased $0.7 million, or 13.2%, to $6.2 million for the three month period ended July 2, 2006 from $5.4 million for the three month period ended July 3, 2005. These costs increased $0.6 million, or 5.6%, to $11.2 million for the six month period ended July 2, 2006 from

$10.6 million for the six month period ended July 3, 2005. These increases are primarily due to an increase in legal and professional costs due in part to an intellectual property matter, which was resolved during the three month period ended July 2, 2006. These increases were partially offset by decreases primarily due to the retirement of Allen J. Bernstein, our former President and Chief Executive Officer. In conjunction with Mr. Bernstein’s retirement, four administrative employees, who received salaries, bonuses and other benefits during fiscal 2005, ceased to be our employees as of the beginning of fiscal 2006. General and administrative expenses as a percentage of revenues increased 0.4% to 7.9% for the three month period ended July 2, 2006 from 7.5% for the three month period ended July 3, 2005 and decreased 0.1% to 7.0% for the six month period ended July 2, 2006 from 7.1% for the six month period ended July 3, 2005.

Marketing and promotional expenses increased $0.4 million, or 23.8%, to $1.8 million for the three month period ended July 2, 2006 from $1.5 million for the three month period ended July 3, 2005. These costs increased $0.1 million, or 3.7%, to $3.0 million for the six month period ended July 2, 2006 from $2.9 million for the six month period ended July 3, 2005. These costs as a percentage of revenues increased 0.4% to 2.4% for the three month period ended July 2, 2006 from 2.0% for the three month period ended July 3, 2005 and remained consistent at 1.9% for the six month periods ended July 2, 2006 and July 3, 2005. These increases were primarily due to the timing of our marketing expenditures and an increase in public relation costs and local marketing by our restaurants.

Stock compensation expense associated with the initial public offering of $0.5 million represents a one-time charge relating to the vesting of MHLLC executive common units previously granted to certain employees prior to the IPO (see Note 7 to our unaudited consolidated financial statements).

Management fee paid to related party was $0.4 million for the six month period ended July 2, 2006. Management fee paid to related party was $0.7 million and $1.4 million for the three and six month periods July 3, 2005, respectively. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan. The management agreement was terminated in conjunction with the IPO. As a result, there was no such fee paid during the three month period ended July 2, 2006.

Gain on sale of investment of $0.7 million for the six month period ended July 3, 2005 represents a one-time gain from the sale of stock in a privately owned company.

Costs associated with the repayment of certain debt of $28.0 million for the six month period ended July 2, 2006 represents (1) a prepayment premium of approximately $11.5 million in connection with the repayment of all of our outstanding 7.5% senior secured notes, (2) a prepayment premium of approximately $9.4 million in connection with the repayment of all of MHCI’s outstanding 14.0% senior secured notes, (3) approximately $0.9 million of investment banking and legal fees in connection with the tender offer of our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (4) the write-off of deferred financing and other costs relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our working capital facility of approximately $6.0 million and (5) approximately $0.2 million of fees related to the termination of our working capital facility. Costs associated with the repayment of certain debt of approximately $0.2 million for the six month period ended July 3, 2005 represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Costs associated with the termination of the management agreement of $8.4 million for the six month period ended July 2, 2006 represents a fee relating to the termination of MHLLC’s management agreement with Castle Harlan in conjunction with the IPO.

Interest expense, net, decreased $3.4 million, or 78.2%, to $0.9 million for the three month period ended July 2, 2006 from $4.3 million for the three month period ended July 3, 2005. Interest expense, net, decreased $5.5 million, or 63.6%, to $3.1 million for the six month period ended July 2, 2006 from $8.6 million for the six month period ended July 3, 2005. These decreases are due to the repayment of the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes in connection with the IPO partially offset by the interest relating to borrowings under our new revolving credit facility. Interest income was not significant in any of these periods.

Provision for income taxes consisted of income tax benefit of $7.3 million and income tax expense of $2.4 million for the six month period ended July 2, 2006 and the six month period ended July 3, 2005, respectively. Our 2006 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and a change in the tax status of foreign subsidiaries. Our 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our then-outstanding 7.5% senior secured notes and MHCI’s then-outstanding 14.0% senior secured notes, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next several years through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of July 2, 2006, we had cash and cash equivalents of $3.9 million compared to $19.5 million as of January 1, 2006.

Working Capital and Cash Flows

As of July 2, 2006 we had, in the past we have had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and or to pay a dividend, to the extent permitted, to MHCI to repay outstanding Paid-In-Kind (“PIK”) notes. On February 14, 2006, the PIK notes were repaid in connection with our IPO.

Operating Activities. Cash flows provided by operating activities for the six month period ended July 2, 2006 were $1.3 million, consisting primarily of net income before depreciation, amortization, prepayment penalties associated with the early repayment of debt and the write-off of deferred financing costs of $13.1 million partially offset by a change in deferred income taxes of $8.8 million and a decrease in accounts payable, accrued expenses and other liabilities of $5.9 million.

Investing Activities. Cash flows used for investing activities for the six month period ended July 2, 2006 were $2.8 million due to purchases of property and equipment of $7.0 million partially offset by proceeds from the sale of marketable securities of $4.2 million.

Financing Activities. Cash flows used for financing activities for the six month period ended July 2, 2006 were $13.7 million primarily consisting of the repayment of our 7.5% senior secured notes, including a prepayment penalty, of $105.3 million, the repayment of MHCI’s 14.0% senior secured notes, including a prepayment penalty, of $56.8 million and the payment of deferred financing costs related to our senior revolving credit facility of $1.1 million partially offset by proceeds from the issuance of common stock, net of offering costs, of $103.7 million and net borrowings under our senior revolving credit facility of $45.8 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. As of July 2, 2006, we had outstanding borrowings of approximately $45.8 million under our senior revolving credit facility and approximately $0.3 million was restricted for letters of credit. As of July 2, 2006, we were in compliance with all of our financial covenants.

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

The applicable margin for the senior revolving credit facility is determined quarterly based on our adjusted leverage ratio for the trailing twelve month period calculated from the most recently delivered financial statements. The applicable margin for LIBOR rate loans ranges from 0.625% to 1.000% based on our adjusted leverage ratio and the applicable margin for base rate loans is 0.000%.

The senior revolving credit facility contains various affirmative and negative covenants customary for similar credit facilities. The affirmative covenants include, but are not limited to: compliance with environmental and other laws, maintenance of properties and insurance and covenants regarding guarantors. The negative covenants include, but are not limited to covenants that would, subject to customary exceptions for similar credit facilities: (i) prohibit certain mergers and consolidations by us and our subsidiaries with other persons; (ii) limit the ability to change the lines of business in which we and our subsidiaries are involved; (iii) limit assets sales out of the ordinary course of business or sale-leaseback transactions; (iv) prohibit material changes in accounting policies; (v) prohibit changes in our fiscal year; (vi) limit our ability and our subsidiaries’ ability to enter into joint ventures, acquisitions and other investments; (vii) prohibit us and our subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (viii) prohibit us and our subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (ix) restrict us and our subsidiaries from entering into any agreement that prohibits any lien upon any of our or their properties or assets, or that prohibits or limits the ability of our subsidiaries to make distributions or other payments to us; (x) restrict us from redeeming, retiring or purchasing capital stock or declaring, paying or making any dividends or distributions with respect to capital stock or certain payments or prepayments of principal of, premium, or interest on, or redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any subordinated indebtedness; (xi) prohibit us and our subsidiaries from entering into any transaction with any of our affiliates on terms that are less favorable to us or that subsidiary than those that might be obtained at the time from a third party; and (xii) prohibit amendments and other modifications and waivers of material rights under certain material agreements or our organizational documents if the effect of such amendment, modification or waiver would be materially adverse to us or the lenders under the senior revolving credit facility.

Under the senior revolving credit facility, we are required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of 5:1 and a limit on our capital expenditures. Our annual capital expenditures are not allowed to exceed $33.5 million for fiscal year 2006, $27.5 million for fiscal years 2007 and 2008 and $30.0 million for fiscal year 2009 and thereafter. This covenant also provides for a one year carry-forward of unused amounts from the prior fiscal year.

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

Prior Working Capital Facility

On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. As of January 1, 2006, we had no borrowings outstanding under our working capital facility and approximately $0.3 million was restricted for letters of credit. On February 14, 2006, in connection with the IPO, we terminated this facility.

Mortgages

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. The loans generally require monthly payments of principal and interest. On July 2, 2006 and January 1, 2006, the aggregate outstanding principal balance due on these loans was approximately $3.5 million and $3.6 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institutions” in the accompanying consolidated balance sheets. We repaid one mortgage in May 2003, one in September 2003, two in April 2004 and one in February 2005. The remaining mortgage outstanding as of July 2, 2006 bears interest at 8.98% and is scheduled to mature in March 2021. As of July 2, 2006, we were in compliance with all of our financial covenants.

Restaurant Operating Leases. Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments. The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of July 2, 2006:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
	(amounts in thousands)
New senior revolving credit facility, including interest (a)	$1,366	$2,732	$2,732	$2,732	$2,732	$46,141	$58,435
Mortgage loan with GE Capital Franchise Finance, including interest	218	436	435	435	436	4,459	6,419

Subtotal	1,584	3,168	3,167	3,167	3,168	50,600	64,854
Operating leases	10,307	22,779	23,679	23,125	22,469	147,786	250,145
Purchase commitments	12,392	—	—	—	—	—	12,392
Letters of credit	275	—	—	—	—	—	275

Total	$24,558	$25,947	$26,846	$26,292	$25,637	$198,386	$327,666

(a)	Interest is based on borrowings as of July 2, 2006 and current interest rates.

During the first six months of fiscal 2006, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $7.9 million. We estimate that we will spend up to approximately $32.0 million in fiscal 2006, including the $7.9 million recorded in the first six months of fiscal 2006, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12.21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. These capital expenditures are expected to be reduced by landlord development allowances of approximately $8.5 million. We anticipate that funds generated through operations and through borrowings under our new senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2006. We cannot be sure, however, that this will be the case.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results of operations or financial position.

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

As of July 2, 2006, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 2, 2006, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of July 2, 2006, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $45.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have a $0.1 million impact on earnings for the six month period ended July 2, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In our 2005 Form 10-K, we identified a material weakness in internal control resulting from inadequate internal resources necessary to review the provision for income taxes. The Company intends to take the appropriate steps to remedy this weakness prior to our fiscal 2006 year end. Based upon that material weakness, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective as of July 2, 2006. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1. Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately four claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. The arbitrator in the New York arbitrations has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The complainants in New York are seeking an aggregate of approximately $1.7 million excluding fees. The Massachusetts arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. We moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The Company has opposed that request. The arbitrator ruled that the request would be held in abeyance pending a showing that the claimants are similarly situated. The plaintiff has not stated the estimated amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date July 28, 2006	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date July 28, 2006	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)