Form 10-Q
period 2006-10-01
MORTONS RESTAURANT GROUP INC
filed 2006-10-27
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of October 18, 2006, the registrant had 16,900,450 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1. Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	October 1, 2006	January 1, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,831	$19,456
Marketable securities	—	4,170
Accounts receivable	5,437	5,028
Inventories	10,081	10,230
Prepaid expenses and other current assets	7,587	9,155
Income tax receivable	920	685
Deferred income taxes, net	6,311	6,311

Total current assets	33,167	55,035

Property and equipment, at cost:
Furniture, fixtures and equipment	23,097	19,251
Buildings and leasehold improvements	62,425	57,333
Land	8,474	8,474
Construction in progress	6,958	1,395

	100,954	86,453
Less accumulated depreciation and amortization	24,611	19,984

Net property and equipment	76,343	66,469

Intangible asset	92,000	92,000
Goodwill	59,223	61,308
Other assets and deferred expenses, net	4,945	10,006

	$265,678	$284,818

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	October 1, 2006	January 1, 2006
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,703	$7,217
Accrued expenses, including deferred revenue from gift certificates of $15,453 and $17,194, respectively	36,454	39,737
Current portion of obligation to financial institution	121	114
Current portion of 14.0% senior secured notes	—	7,400
Accrued income taxes	1,014	170

Total current liabilities	45,292	54,638

7.5% senior secured notes, net of unamortized discount of $11,393 at January 1, 2006	—	93,607
14.0% senior secured notes, less current maturities	—	40,000
Borrowings under senior revolving credit facility	49,300	—
Obligation to financial institution, less current maturities	3,375	3,467
Deferred income taxes	9,503	20,774
Other liabilities	20,305	18,556

Total liabilities	127,775	231,042

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at October 1, 2006 and none authorized and issued at January 1, 2006	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized and 16,900,450 issued and outstanding at October 1, 2006 and 10,098,500 shares authorized, issued and outstanding at January 1, 2006	169	101
Additional paid-in capital	164,449	60,853
Accumulated other comprehensive (loss) income	(109)	209
Accumulated deficit	(26,606)	(7,387)

Total stockholders’ equity	137,903	53,776

	$265,678	$284,818

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Nine month periods ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)
Revenues	$70,048	$66,844	$231,118	$217,122
Food and beverage costs	23,359	22,279	76,388	72,328
Restaurant operating expenses	36,116	34,379	111,390	104,109
Pre-opening costs	1,039	705	1,971	2,050
Depreciation and amortization	1,980	1,917	5,593	5,327
General and administrative expenses	5,181	5,793	16,412	16,431
Marketing and promotional expenses	1,255	1,178	4,266	4,082
Stock compensation expense associated with initial public offering	—	—	488	—
Management fee paid to related party	—	700	390	2,100

Operating income (loss)	1,118	(107)	14,220	10,695
Gain on sale of investment	—	—	—	(664)
Costs associated with the repayment of certain debt	—	—	28,003	174
Costs associated with the termination of management agreement	—	—	8,400	—
Interest expense, net	952	4,362	4,074	12,945

Income (loss) before income taxes	166	(4,469)	(26,257)	(1,760)

Income tax expense (benefit)	264	(3,779)	(7,038)	(1,355)

Net loss	$(98)	$(690)	$(19,219)	$(405)

Net loss per share
Basic	$(0.01)	$(0.07)	$(1.21)	$(0.04)
Diluted	$(0.01)	$(0.07)	$(1.21)	$(0.04)

Shares used in computing net loss per share
Basic	16,900,450	10,098,500	15,865,532	10,098,500
Diluted	16,900,450	10,098,500	15,865,532	10,098,500

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	October 1, 2006	October 2, 2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(19,219)	$(405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	7,890	8,533
Gain on sale of investment	—	(664)
Gain on marketable securities	(5)	(96)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	20,833	—
Write-off of deferred financing costs	5,951	—
Issuance of PIK notes in lieu of interest	—	2,448
Redemption of PIK notes	—	(1,398)
Deferred income taxes	(8,642)	(2,483)
Change in assets and liabilities:
Accounts receivable	(401)	(1,073)
Income tax receivable	(235)	—
Inventories	168	316
Prepaid expenses and other assets	(106)	(1,090)
Accounts payable, accrued expenses and other liabilities	(1,865)	6,894
Accrued income taxes	864	128

Net cash provided by operating activities	5,233	11,110

Cash flows from investing activities:
Purchases of property and equipment	(15,432)	(9,192)
Proceeds from sale of investment	—	674
Purchase of marketable securities	—	(3,968)
Proceeds from sale of marketable securities	4,175	—

Net cash used in investing activities	(11,257)	(12,486)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	66,500	—
Payments made on senior revolving credit facility	(17,200)	—
Repayment of 7.5% senior secured notes, including prepayment penalty	(105,317)	—
Repayment of 14.0% senior secured notes, including prepayment penalty	(56,765)	—
Proceeds from issuance of common stock, net of offering costs	103,711	—
Principal reduction on obligations to financial institutions	(85)	(3,549)
Payment of deferred financing costs	(1,076)	—
Decrease in restricted cash	—	131

Net cash used in financing activities	(10,232)	(3,418)

Effect of exchange rate changes on cash	(369)	(7)

Net decrease in cash and cash equivalents	(16,625)	(4,801)

Cash and cash equivalents at beginning of period	19,456	10,688

Cash and cash equivalents at end of period	$2,831	$5,887

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

October 1, 2006 and October 2, 2005

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

2) Recent Events

In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. The Company received net proceeds of approximately $91,032,000 from the sale of shares of common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by it. The Company used the net proceeds of the IPO, together with proceeds of $63,000,000 from borrowings under its new senior revolving credit facility and $20,170,000 of available cash, as follows: (1) approximately $106,258,000 to repay all of its outstanding 7.5% senior secured notes, including a prepayment penalty of approximately $11,468,000 and accrued interest of $941,000, (2) approximately $57,043,000 to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium of approximately $9,365,000 and accrued interest of $278,000, (3) approximately $8,400,000 to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc. (“Castle Harlan”), (4) approximately $1,073,000 to pay the financing fees related to its new $115,000,000 senior revolving credit facility, (5) approximately $957,000 to pay the investment banking and legal fees in connection with the tender offer for its 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $196,000 to pay the fees related to the termination of the Company’s working capital facility and (7) approximately $275,000 to collateralize outstanding letters of credit issued under the working capital facility.

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

3) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid cash interest of approximately $2,964,000 (which includes capitalized interest of approximately $67,000) and $5,139,000 (which includes capitalized interest of approximately $151,000), and income taxes, net of refunds, of approximately $965,000 and $1,004,000, for the nine month periods ended October 1, 2006 and October 2, 2005, respectively.

4) Income Taxes

The Company’s effective income tax rate was 26.8% for the nine month period ended October 1, 2006 compared with 77.0% for the nine month period ended October 2, 2005. The tax rate for the nine month period ended October 1, 2006 reflects the Company’s estimated annual effective tax rate for fiscal 2006 adjusted for the tax effects of the non-recurring items related to the Company’s IPO. Excluding these effects the Company’s estimated annual effective tax rate for fiscal 2006 is expected to approximate 33.5%. This rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries.

During the nine month period ended October 1, 2006, goodwill was reduced by $2,085,000 which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition.

5) Net Loss per Share

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

Basic and diluted net loss per share have been computed by dividing net loss by the average shares outstanding as adjusted for the 10,098.5 for one stock split. The following table sets forth the computation of basic and diluted net loss per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Nine month periods ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net loss available to common stockholders	$(98)	$(690)	$(19,219)	$(405)

Shares:
Weighted average number of common shares outstanding	16,900,450	10,098,500	15,865,532	10,098,500
Dilutive shares	—	—	—	—

Weighted average number of common shares outstanding	16,900,450	10,098,500	15,865,532	10,098,500

Basic net loss per share	$(0.01)	$(0.07)	$(1.21)	$(0.04)
Diluted net loss per share	$(0.01)	$(0.07)	$(1.21)	$(0.04)

6) Comprehensive Loss

The components of comprehensive loss for the nine month periods ended October 1, 2006 and October 2, 2005 are as follows (amounts in thousands):

	Nine month periods ended
	October 1, 2006	October 2, 2005
Net loss	$(19,219)	$(405)
Other comprehensive (loss) income:
Foreign currency translation	(318)	16

Total comprehensive loss	$(19,537)	$(389)

7) Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of October 1, 2006, the aggregate number of shares of the Company’s common stock that may be granted under the equity incentive plan is 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On February 9, 2006, prior to and in connection with the IPO, the Company granted and issued 241,500 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. On July 25, 2006, the Company granted and issued 2,100 shares of restricted stock to certain of its employees pursuant to the equity incentive plan.

Activity relating to the restricted stock granted pursuant to the equity incentive plan is as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted	243,600
Vested	—
Forfeited	(8,150)

Unvested restricted stock outstanding as of October 1, 2006	235,450

As of October 1, 2006, there were 1,553,550 shares available for grant.

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

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month period ended October 1, 2006	Nine month period ended October 1, 2006
Restaurant operating expenses	$40	$101
General and administrative expenses	144	370
Marketing and promotional expenses	6	16

Stock-based compensation expense before income tax benefit	190	487
Income tax benefit	(72)	(185)

Net compensation expense	$118	$302

Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.01 and $0.01 in basic and diluted net loss per share, respectively, for the three month period ended October 1, 2006. Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.02 and $0.02 in basic and diluted net loss per share, respectively, for the nine month period ended October 1, 2006.

As of October 1, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards, net of estimated forfeitures, was $3,311,000. This cost will be recognized over a five year vesting period from the applicable grant date.

Employee Subscription Agreements

In prior years certain of our executives and other employees were granted common units of MHLLC, which represented an ownership interest in MHLLC, pursuant to employee subscription agreements. Common units granted to an employee pursuant to employee subscription agreements were granted at no cost to the employee. These common units were subject to vesting. Fifty percent of the granted common units were time-vesting common units and vested upon certain dates if the employee was employed as of such date. However, if the employee had been continuously employed by the Company from the date of grant to the date of a change of control, any unvested time vesting units immediately vested simultaneously with the consummation of the change of control. During the three and nine month periods ended October 2, 2005, the Company recorded compensation expense that represented the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which was zero) of the common units of the outstanding time-vesting common units. The compensation expense recorded during the three and nine month periods ended October 2, 2005 was insignificant.

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

8) Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Domestic	$(686)	$(5,031)	$(28,979)	$(3,497)
Foreign	852	562	2,722	1,737

Total	$166	$(4,469)	$(26,257)	$(1,760)

9) Restaurant Activity

During March 2006 and September 2006, new Morton’s steakhouses were opened in Troy, Michigan and Northbrook, Illinois, respectively. With the exception of the Morton’s steakhouse in New Orleans, which was temporarily closed from August 28, 2005 until January 12, 2006 due to the effects of Hurricane Katrina, no Morton’s steakhouses were closed during the nine month periods ended October 1, 2006 and October 2, 2005. During the three month period ended October 1, 2006, the Company received and recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $355,000 representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouse in New Orleans. The Company also received insurance proceeds of approximately $205,000 and $605,000 during the three and nine month periods ending October 1, 2006, respectively, representing insurance recoveries related to costs incurred from the temporary closing of the Morton’s steakhouse in New Orleans. There were no comparable benefits recorded during the three and nine month periods ended October 2, 2005.

The Company currently has signed leases for new Morton’s steakhouses in Anaheim, California; Coral Gables, Florida; Houston, Texas; San Jose, California and Woodland Hills, California.

During January 2006, the Company signed a new long-term lease with respect to its existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, a new Italian restaurant, Trevi, will be built at this location. As planned, the Company temporarily closed the existing Bertolini’s restaurant beginning September 15, 2006. The Company currently plans to open its new Italian restaurant as early as December 2006. During the construction period, the Company will incur rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it will also lose the revenues that would have been generated had the existing restaurant remained open, all of which will adversely affect its results of operations. The Company estimates that it will incur pre-opening expenses and other fixed costs relating to this new lease of approximately $1,330,000 pre-tax, although the actual amount could be greater.

10) Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately four claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The complainants in New York are seeking an aggregate of approximately $1.7 million in damages and $1.0 million in fees. The second arbitration was filed in October 2006 and contains similar allegations. There are four named claimants. The claimants seek to represent a class of employees and former employees from the Fifth Avenue, Great Neck and White Plains Morton’s steakhouses for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

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

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse settlement could adversely impact the Company’s statement of operations in any given period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Month Period ended October 1, 2006 (13 weeks) compared to Three Month Period ended October 2, 2005 (13 weeks) and Nine Month Period ended October 1, 2006 (39 weeks) compared to Nine Month Period ended October 2, 2005 (39 weeks)

Our net loss for the three month period ended October 1, 2006 was $0.1 million compared to net loss for the three month period ended October 2, 2005 of $0.7 million. The change is primarily due to a decrease in interest expense and an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs as discussed below. Our net loss for the nine month period ended October 1, 2006 was $19.2 million compared to net loss for the nine month period ended October 2, 2005 of $0.4 million. The change is primarily due to costs associated with the repayment of debt and the costs associated with the termination of the management agreement, partially offset by an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs, and reduced interest expense as discussed below. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the nine month periods ended October 1, 2006 and October 2, 2005.

Revenues increased $3.2 million, or 4.8%, to $70.0 million for the three month period ended October 1, 2006 from $66.8 million for the three month period ended October 2, 2005. Revenues increased $1.2 million due to an increase in revenues from comparable restaurants. Revenues increased $2.0 million due to the opening of six new restaurants (two in the nine month period ended October 1, 2006 and four in fiscal 2005). Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana, which was closed from August 28, 2005 to January 12, 2006, increased $0.3 million. Revenues decreased $0.3 million due to the temporary closing, for renovation, of our Bertolini’s restaurant located in Las Vegas, Nevada. Average revenue per restaurant open all of either period decreased 0.1%. Revenues for the three month period ended October 1, 2006 also reflect the impact of aggregate menu price increases at our Morton’s steakhouses of approximately 0.5% in February 2006 and 0.5% in June 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006.

Revenues increased $14.0 million, or 6.4%, to $231.1 million for the nine month period ended October 1, 2006 from $217.1 million for the nine month period ended October 2, 2005. Revenues increased $6.4 million due to an increase in revenues from comparable restaurants. Revenues increased $7.6 million due to the opening of six new restaurants (two in the nine month period ended October 1, 2006 and four in fiscal 2005). Average revenue per restaurant open all of either period increased 2.1%. Revenues for the nine month period ended October 1, 2006 also reflect the impact of aggregate menu price increases at our Morton’s steakhouses of approximately 0.5% in May 2005, 0.5% in February 2006 and 0.5% in June 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006.

Percentage changes in restaurant revenues for the three and nine month periods ended October 1, 2006 versus the three and nine month periods ended October 2, 2005 for comparable restaurants are as follows:

	Percentage Change Three month period ended October 1, 2006 (13 weeks) vs. Three month period ended October 2, 2005 (13 weeks)	Percentage Change Nine month period ended October 1, 2006 (39 weeks) vs. Nine month period ended October 2, 2005 (39 weeks)
Morton’s	2.1%	3.4%
Bertolini’s	(2.1)%	(1.9)%
Total	2.0%	3.3%

Food and beverage costs increased $1.1 million, or 4.8%, to $23.4 million for the three month period ended October 1, 2006 from $22.3 million for the three month period ended October 2, 2005. These costs increased $4.1 million, or 5.6%, to $76.4 million for the nine month period ended October 1, 2006 from $72.3 million for the nine month period ended October 2, 2005. These increases were primarily due to the opening of six new restaurants (two in the nine month period ended October 1, 2006 and four in fiscal 2005). These costs as a percentage of revenues remained consistent at 33.3% for the three month periods ended October 1, 2006 and October 2, 2005 and decreased by 0.2% to 33.1% for the nine month period ended October 1, 2006 from 33.3% for the nine month period ended October 2, 2005.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $1.7 million, or 5.1%, to $36.1 million for the three month period ended October 1, 2006 from $34.4 million for the three month period ended October 2, 2005. These costs increased $7.3 million, or 7.0%, to $111.4 million for the nine month period ended October 1, 2006 from $104.1 million for the nine month period ended October 2, 2005. Restaurant operating expenses as a percentage of revenues increased 0.2% to 51.6% for the three month period ended October 1, 2006 from 51.4% for the three month period ended October 2, 2005 and increased 0.2% to 48.2% for the nine month period ended October 1, 2006 from 48.0% for the nine month period ended October 2, 2005. These increases were primarily due to increased wages and benefit costs as well as increased utility costs and rent expense. During the three month period ended October 1, 2006, the Company received and recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $0.4 million representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouse in New Orleans. The Company also received insurance proceeds of approximately $0.2 million and $0.6 million during the three and nine month periods ending October 1, 2006, respectively, representing insurance recoveries related to costs incurred from the temporary closing of the Morton’s steakhouse in New Orleans. There were no comparable benefits recorded during the three and nine month periods ended October 2, 2005. Also included in the three month periods ended October 1, 2006 and October 2, 2005 is non-cash rent recorded in accordance with SFAS No. 13 of $0.2 million and $0.2 million, respectively. Included in the nine month periods ended October 1, 2006 and October 2, 2005 is non-cash rent recorded in accordance with SFAS No. 13 of $0.8 million and $0.7 million, respectively.

Pre-opening costs increased $0.3 million, or 47.4%, to $1.0 million for the three month period ended October 1, 2006 from $0.7 million for the three month period ended October 2, 2005. These costs decreased $0.1 million, or 3.9%, to $2.0 million for the nine month period ended October 1, 2006 from $2.1 million for the nine month period ended October 2, 2005. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.1 million, or 3.3%, to $2.0 million for the three month period ended October 1, 2006 from $1.9 million for the three month period ended October 2, 2005. Depreciation and amortization increased $0.3 million, or 5.0%, to $5.6 million for the nine month period ended October 1, 2006 from $5.3 million for the nine month period ended October 2, 2005.

General and administrative expenses decreased $0.6 million, or 10.6%, to $5.2 million for the three month period ended October 1, 2006 from $5.8 million for the three month period ended October 2, 2005. The decrease is primarily due to the retirement of Allen J. Bernstein, our former President and Chief Executive Officer. In conjunction with Mr. Bernstein’s retirement, four administrative employees, who received salaries, bonuses and other benefits during fiscal 2005, ceased to be our employees as of the beginning of fiscal 2006. These decreases were partially offset by an increase in legal and professional costs. General and administrative expenses remained consistent at $16.4 million for the nine month periods ended October 1, 2006 and October 2, 2005. Decreases primarily due to the retirement of Allen J. Bernstein and the elimination of the compensation expense relating to the four administrative employees, were offset by an increase in legal and professional costs. General and administrative expenses as a percentage of revenues decreased 1.4% to 7.3% for the three month period ended October 1, 2006 from 8.7% for the three month period ended October 2, 2005 and decreased 0.5% to 7.1% for the nine month period ended October 1, 2006 from 7.6% for the nine month period ended October 2, 2005.

Marketing and promotional expenses increased $0.1 million, or 6.6%, to $1.3 million for the three month period ended October 1, 2006 from $1.2 million for the three month period ended October 2, 2005. These costs increased $0.2 million, or 4.5%, to $4.3 million for the nine month period ended October 1, 2006 from $4.1 million for the nine month period ended October 2, 2005. These increases were primarily due to the timing of our marketing expenditures and an increase in public relations costs and local marketing by our restaurants. These costs as a percentage of revenues remained consistent at 1.8% for the three month periods ended October 1, 2006 and October 2, 2005 and decreased 0.1% to 1.8% for the nine month period ended October 1, 2006 from 1.9% for the nine month period ended October 2, 2005.

Stock compensation expense associated with the initial public offering of $0.5 million for the nine month period ended October 1, 2006 represents a one-time charge relating to the vesting of MHLLC executive common units previously granted to certain employees prior to the IPO (see Note 7 to our unaudited consolidated financial statements).

Management fee paid to related party was $0.4 million for the nine month period ended October 1, 2006. Management fee paid to related party was $0.7 million and $2.1 million for the three and nine month periods ended October 2, 2005, respectively. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan. The management agreement was terminated in conjunction with the IPO. As a result, there was no such fee paid during the three month period ended October 1, 2006.

Gain on sale of investment of $0.7 million for the nine month period ended October 2, 2005 represents a one-time gain from the sale of stock in a privately owned company.

Costs associated with the repayment of certain debt of $28.0 million for the nine month period ended October 1, 2006 represents (1) a prepayment premium of approximately $11.5 million in connection with the repayment of all of our outstanding 7.5% senior secured notes, (2) a prepayment premium of approximately $9.4 million in connection with the repayment of all of MHCI’s outstanding 14.0% senior secured notes, (3) approximately $0.9 million of investment banking and legal fees in connection with the tender offer for our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (4) the write-off of deferred financing and other costs relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our working capital facility of approximately $6.0 million and (5) approximately $0.2 million of fees related to the termination of our working capital facility. Costs associated with the repayment of certain debt of approximately $0.2 million for the nine month period ended October 2, 2005 represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Costs associated with the termination of the management agreement of $8.4 million for the nine month period ended October 1, 2006 represents a fee relating to the termination of MHLLC’s management agreement with Castle Harlan in conjunction with the IPO.

Interest expense, net, decreased $3.4 million, or 78.2%, to $1.0 million for the three month period ended October 1, 2006 from $4.4 million for the three month period ended October 2, 2005. Interest expense, net, decreased $8.9 million, or 68.5%, to $4.1 million for the nine month period ended October 1, 2006 from $12.9 million for the nine month period ended October 2, 2005. These decreases are due to the repayment of the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes in connection with the IPO partially offset by the interest relating to borrowings under our new revolving credit facility. Interest income was not significant in any of these periods.

Provision for income taxes consisted of income tax benefit of $7.0 million and income tax benefit of $1.4 million for the nine month period ended October 1, 2006 and the nine month period ended October 2, 2005, respectively. Our 2006 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. Our 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our then-outstanding 7.5% senior secured notes and MHCI’s then-outstanding 14.0% senior secured notes, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next several years through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of October 1, 2006, we had cash and cash equivalents of $2.8 million compared to $19.5 million as of January 1, 2006.

Working Capital and Cash Flows

As of October 1, 2006 we had, in the past we have had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and or to pay a dividend, to the extent permitted, to MHCI to repay outstanding Paid-In-Kind (“PIK”) notes. On February 14, 2006, the PIK notes were repaid in connection with our IPO.

Operating Activities. Cash flows provided by operating activities for the nine month period ended October 1, 2006 were $5.2 million, consisting primarily of net income before depreciation, amortization, prepayment penalties associated with the early repayment of debt and the write-off of deferred financing costs of $15.4 million partially offset by a change in deferred income taxes of $8.6 million and a decrease in accounts payable, accrued expenses and other liabilities of $1.9 million.

Investing Activities. Cash flows used for investing activities for the nine month period ended October 1, 2006 were $11.3 million due to purchases of property and equipment of $15.4 million partially offset by proceeds from the sale of marketable securities of $4.2 million.

Financing Activities. Cash flows used for financing activities for the nine month period ended October 1, 2006 were $10.2 million primarily consisting of the repayment of our 7.5% senior secured notes, including a prepayment penalty, of $105.3 million, the repayment of MHCI’s 14.0% senior secured notes, including a prepayment penalty, of $56.8 million and the payment of deferred financing costs related to our senior revolving credit facility of $1.1 million partially offset by proceeds from the issuance of common stock, net of offering costs, of $103.7 million and net borrowings under our senior revolving credit facility of $49.3 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. As of October 1, 2006, we had outstanding borrowings of approximately $49.3 million under our senior revolving credit facility and approximately $0.1 million was restricted for letters of credit. As of October 1, 2006, we were in compliance with all of our financial covenants.

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

Mortgages

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. The loans generally require monthly payments of principal and interest. On October 1, 2006 and January 1, 2006, the aggregate outstanding principal balance due on these loans was approximately $3.5 million and $3.6 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. We repaid one mortgage in May 2003, one in September 2003, two in April 2004 and one in February 2005. The remaining mortgage outstanding as of October 1, 2006 bears interest at 8.98% and is scheduled to mature in March 2021. As of October 1, 2006, we were in compliance with all of our financial covenants.

Restaurant Operating Leases. Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments. The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of October 1, 2006:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total
	(amounts in thousands)
New senior revolving credit facility, including interest (a)	$772	$3,089	$3,089	$3,089	$3,089	$49,686	$62,814
Mortgage loan with GE Capital Franchise Finance, including interest	109	436	435	435	436	4,459	6,310

Subtotal	881	3,525	3,524	3,524	3,525	54,145	69,124
Operating leases	5,283	22,824	23,905	23,375	22,708	151,504	249,599
Purchase commitments	6,196	—	—	—	—	—	6,196
Letters of credit	112	—	—	—	—	—	112

Total	$12,472	$26,349	$27,429	$26,899	$26,233	$205,649	$325,031

(a)	Interest is based on borrowings as of October 1, 2006 and current interest rates.

During the first nine months of fiscal 2006, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $17.4 million. We estimate that we will spend up to approximately $33.5 million in fiscal 2006, including the $17.4 million recorded in the first nine months of fiscal 2006, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12.21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures are expected to be reduced by landlord development allowances of approximately $8.8 million. We anticipate that funds generated through operations and through borrowings under our new senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2006. We cannot be sure, however, that this will be the case.

New Accounting Standards

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 108, providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Based on this guidance, the SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

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

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, timely renovation and opening of the Las Vegas Italian restaurant, demographic trends, traffic patterns, employee availability, benefits and cost increases, product safety and availability, government regulation, the Company’s ability to maintain adequate financing facilities and other risks detailed in the Company’s most recent Form 10-K and in this and the Company’s other reports filed from time to time with the Securities and Exchange Commission. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

As of October 1, 2006, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 1, 2006, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of October 1, 2006, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $49.3 million. As a result, a hypothetical 10% fluctuation in interest rates would have a $0.1 million impact on earnings for the nine month period ended October 1, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In our 2005 Form 10-K, we identified a material weakness in internal control resulting from inadequate internal resources necessary to review the provision for income taxes. The Company intends to take the appropriate steps to remedy this weakness prior to our fiscal 2006 year end. Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective as of October 1, 2006. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1. Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately four claimants. In addition, there is one individual demand for arbitration pending in Florida that may ultimately be joined to the Miami arbitration. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The complainants in New York are seeking an aggregate of approximately $1.7 million in damages and $1.0 million in fees. The second arbitration was filed in October 2006 and contains similar allegations. There are four named claimants. The claimants seek to represent a class of employees and former employees from the Fifth Avenue, Great Neck and White Plains Morton’s steakhouses for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date there are three people in the class and the arbitrator recently ruled that there would be no automatic certification. In general, the complainants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The complainants in Florida and Massachusetts have not stated the estimated amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the complainants.

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

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse settlement could adversely impact the Company’s statement of operations in any given period.

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: October 27, 2006	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 27, 2006	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)