Form 10-K
period 2006-12-31
MORTONS RESTAURANT GROUP INC
filed 2007-03-02
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  or  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b of the Act).    Yes  ☐  or  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was $259 million (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

As of February 21, 2007, the registrant had 16,936,651 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

Part I

Item 1.	Business

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and, until February 14, 2006, was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of MRG on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. As used in this Report, except where the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to MRG and its consolidated subsidiaries. In February 2006, MRG and certain selling stockholders completed an initial public offering (“IPO”) in which MRG and those stockholders sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of the Company’s IPO, exercised the underwriters’ over-allotment option to purchase from MRG, at $17.00 per share, 801,950 additional shares of common stock, resulting in additional net proceeds (after deducting underwriting discounts and commissions) to the Company of approximately $12.7 million.

General

As of December 31, 2006, the Company owned and operated 73 Morton’s The Steakhouse restaurants (“Morton’s”) and four Italian restaurants (three Bertolini’s Authentic Trattorias and one Trevi, collectively referred to as “Italian restaurants”). Morton’s are upscale steakhouse restaurants associated with a fine steakhouse dining experience. During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovation and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features classic Italian favorites served in a café dining environment. The Company’s other three Italian restaurants, which operate under the name Bertolini’s Authentic Trattoria (“Bertolini’s”), are designed as white tablecloth, authentic Italian trattorias. Morton’s and the Company’s Italian restaurants appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

Morton’s The Steakhouse Restaurants

As of December 31, 2006, the Company owned and operated 73 Morton’s steakhouses, including 69 domestic restaurants located in 63 cities across 28 states and San Juan, Puerto Rico, and four international locations (Toronto, Canada; Vancouver, Canada; Singapore and Hong Kong). During fiscal 2006, new Morton’s steakhouses opened in Troy, Michigan; Northbrook, Illinois; Houston, Texas and Anaheim, California. On February 2, 2007, a new Morton’s steakhouse opened in San Jose, California. The Company currently has signed leases for new Morton’s steakhouses in Annapolis, Maryland; Cincinnati, Ohio; Coral Gables, Florida; Macao, China and Woodland Hills, California.

Morton’s strives to provide its guests high quality cuisine, an extensive selection of wines and exceptional service in an enjoyable dining environment. Morton’s steakhouses feature USDA prime aged beef in the United States and Canada, including, among other cuts, a 24 oz. porterhouse, a 20 oz. New York strip sirloin and a 16 oz. ribeye steak. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature USDA prime aged beef and comparable high quality aged beef. While the emphasis is on steaks, we believe the Morton’s menu selection is broad enough to appeal to many taste preferences and desires. Morton’s offers a wide selection of appetizers and salads. Besides featuring USDA prime aged steak, Morton’s menu includes other fresh premium items including lamb, chicken, lobster and a variety of other seafood. Complementing its substantial main course selections, Morton’s dessert menu features its original Morton’s Legendary Hot Chocolate Cake, New York cheesecake, crème brulee and soufflés. In addition, each Morton’s steakhouse has a fully stocked bar and extensive premium wine list that offers approximately 200 wine selections in all restaurants, and a broader list of over 400 wines in selected restaurants. The Morton’s tableside menu presentation by the server is intended to highlight the quality of its products, personalize the dining experience and underscore Morton’s focus on premium service. In addition, all Morton’s steakhouses feature an open display kitchen where the chefs and grills are visible, which we believe increases the energy level of the restaurant and enhances the guests’ experience.

Morton’s caters primarily to high-end, business-oriented clientele. All Morton’s are open seven days a week. The 63 Morton’s serving only dinner are typically open from 5:00 p.m. to 11:30 p.m., while the ten Morton’s serving both dinner and lunch typically open at 11:30 a.m. for lunch. All except for one Morton’s have on-premises, private dining and meeting facilities referred to as “Boardrooms.” During the fiscal year ended December 31, 2006, the average per-person check, including lunch, dinner and Boardroom, was approximately $88.00. Management believes that a vast majority of Morton’s weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 29% of Morton’s revenues during fiscal 2006. In the ten Morton’s serving both dinner and lunch during fiscal 2006, dinner service accounted for approximately 86% of revenues and lunch service accounted for approximately 14%. During fiscal 2006, Boardroom revenues were approximately 19% of revenues in those locations offering Boardrooms.

Management believes that its operations and cost control systems, which have been developed and refined over its 28-year history, enable Morton’s to maintain a high degree of control over operating expenses and allow Morton’s to better adjust its cost structure to changes in revenues. Morton’s staff is highly trained, experienced and motivated. Morton’s management believes that its centralized sourcing from its primary suppliers of beef and other products gives it significant cost and availability advantages over many independent steakhouses. All Morton’s steakhouses report daily through a sophisticated point-of-sale system that allows the Company to monitor its revenues, costs, labor, inventory and other operating statistics.

Italian Restaurants

At December 31, 2006, the Company owned and operated four Italian restaurants, located in three cities. During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the then-existing Bertolini’s restaurant at this location was closed on September 15, 2006, and was then renovated and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features café dining with elaborate street lamps surrounding a fountain and a walk-up gelato/espresso bar. The menu features classic Italian favorites and a selection of new dishes. The Company’s other three Italian restaurants, which operate under the name Bertolini’s, are designed as white tablecloth, authentic Italian trattorias, which provide table service in a casual dining atmosphere. For the fiscal year ended December 31, 2006, average per-person check for the Company’s Italian restaurants, including lunch and dinner, was approximately $26.50. The Company’s Italian restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2006, dinner service accounted for approximately 68% of revenues and lunch service accounted for approximately 32%. Sales of alcoholic beverages accounted for approximately 22% of the Italian restaurant revenues during fiscal 2006. During fiscal 2006, no new Bertolini’s restaurants were opened and no existing Bertolini’s restaurants were closed, with the exception of the Italian restaurant at the Fountain of the Gods, at the Forum Shops at Caesars Palace in Las Vegas which was temporarily closed for renovation beginning September 15, 2006. The Company’s new Italian restaurant, Trevi, opened at that location on February 2, 2007. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events Affecting Our Results of Operations.”

Site Development and Expansion

General. To date, the Company has sought to reduce its capital investments in new Morton’s steakhouses by obtaining substantial landlord contributions. These landlord contributions typically take the form of cash payments to Morton’s but sometimes take the form of reduced rent. The Company’s restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues. As a result, annual rent expense, which is included in restaurant operating expenses in the Company’s consolidated statements of operations, varies according to restaurant revenues. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants. The costs of opening a Morton’s steakhouse vary by restaurant depending upon, among other things, the location of the site and construction required. The Company generally leases its restaurant sites and operates both free-standing restaurants and restaurants located in upscale retail, hotel, commercial and office complexes, which the Company refers to as in-line restaurants, in major metropolitan and urban centers and surrounding suburban areas. The Company currently targets its initial average cash investment, net of landlord contributions, to open new Morton’s steakhouses in leased premises, to be approximately $2.3 million per restaurant. This includes pre-opening costs of approximately $0.5 million, which are expensed under generally accepted accounting principles (“GAAP”). However, the Company may expend greater amounts for particular restaurants.

The standard decor and interior design of each of the Company’s restaurant concepts can be readily adapted to accommodate different types of locations. Management believes that the locations of the Company’s restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed and refined specific criteria by which it evaluates each prospective site. Potential sites are generally sought in major metropolitan areas. Management considers factors such as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. The Company’s ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease or purchase of locations, raising or having available an adequate amount of money for construction and opening costs, timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and money used to build and open each new restaurant. For these and other reasons, there can be no assurance that the Company’s expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Morton’s. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. From 1978 to 1989, Morton’s expanded to a group of nine restaurants in nine cities. Since the 1989 acquisition by the Company, Morton’s has grown from nine to 74 restaurants as of February 21, 2007. On February 2, 2007, a new Morton’s steakhouse opened in San Jose, California. During fiscal 2006, new Morton’s steakhouses opened in Troy, Michigan; Northbrook, Illinois; Houston, Texas and Anaheim, California. The Company currently has signed leases for new Morton’s steakhouses in Annapolis, Maryland; Cincinnati, Ohio; Coral Gables, Florida; Macao, China and Woodland Hills, California.

The Company employs rigorous selection criteria for both existing and new markets when selecting new Morton’s steakhouse sites. The Company’s training department oversees its new restaurant opening program, which includes teams whose objective is to optimize the performance and efficiencies of its new restaurants. Typically, the Company opens its new Morton’s steakhouses with a combination of seasoned restaurant managers, trainers and chefs from its established Morton’s steakhouses. The training team typically spends approximately four to five weeks ensuring that the new employees are well trained and capable of consistently maintaining the Company’s high standards for service and food at the new location.

Morton’s are very similar in terms of style, concept and decor, and are typically located in upscale retail, hotel, commercial and office complexes in major metropolitan areas and urban centers and surrounding suburban areas. The approximate gross costs per restaurant to the Company for the five Morton’s opened in leased premises between January 2, 2006 and February 21, 2007 ranged from approximately $3.1 million to $4.3 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment and pre-opening expenses. These costs were offset in part by landlord development allowances ranging from approximately $1.2 million to $1.8 million per restaurant.

Italian Restaurants. The first Bertolini’s opened in Las Vegas in May 1992. At December 31, 2006, the Company owned and operated four Italian restaurants. During January 2006, the Company signed a new 15 year lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, a new Italian restaurant, Trevi, was built at this location. The Company opened Trevi on February 2, 2007. The approximate gross costs to the Company for Trevi were approximately $12.4 million, including costs for leasehold construction, improvements, furniture, fixtures, equipment and pre-opening expenses. No Bertolini’s were opened during fiscal 2006 and there are no plans to open any Italian restaurants in the foreseeable future.

Restaurant Locations

The Company owned and operated 74 Morton’s and 4 Italian restaurants as of February 21, 2007. The following table provides information with respect to those restaurants:

Morton’s The Steakhouse Restaurants	Date Opened
Arizona
Phoenix	March 1996
Scottsdale	January 1999
California
Anaheim	December 2006
Beverly Hills (1)	October 1992
Burbank (1)	November 2002
Los Angeles (Downtown) (1)	November 2001
Palm Desert	January 1994
Sacramento	May 1993
San Diego	April 1997
San Francisco	November 1994
San Jose	February 2007
Santa Ana/Costa Mesa	November 2001
Colorado
Denver (Downtown)	March 1995
Denver (Tech Center)	March 2000
Connecticut
Hartford	September 2000
Stamford	February 1998
Florida
Boca Raton	August 1999
Jacksonville	June 2000
Miami (Downtown)	December 1997
North Miami Beach	July 1998
Orlando	March 1996
Palm Beach	November 1991
Georgia
Atlanta (Buckhead)	March 1994
Atlanta (Downtown)	November 1995
Hawaii
Honolulu	November 2001
Illinois
Chicago (State Street) (2)	December 1978
Chicago (Wacker Place)	February 2005
Northbrook	September 2006
Rosemont	June 1989
Schaumburg	December 1999
Westchester/Oakbrook	June 1986

Morton’s The Steakhouse Restaurants	Date Opened
Indiana
Indianapolis	November 1999
Kentucky
Louisville	June 2001
Louisiana
New Orleans	December 2000
Maryland
Baltimore	August 1997
Bethesda	February 2005
Massachusetts
Boston	December 1987
Michigan
Detroit (Southfield)	November 1992
Troy	March 2006
Minnesota
Minneapolis	December 1991
Missouri
Kansas City	October 1999
St. Louis (Clayton)	December 1993
Nevada
Las Vegas	May 2000
New Jersey
Atlantic City	August 2005
Hackensack	September 2002
New York
New York (Midtown Manhattan)	October 1993
Great Neck (Long Island)	October 2000
White Plains	July 2004
North Carolina
Charlotte (Downtown)	July 1994
Charlotte (Southpark)	January 2005
Ohio
Cincinnati	August 1991
Cleveland	September 1990
Columbus	April 1991
Oregon
Portland	December 1998
Pennsylvania
King of Prussia	April 2002
Philadelphia	July 1999
Pittsburgh	August 1993
Puerto Rico
San Juan	October 2000
Tennessee
Nashville	January 1999
Texas
Dallas (Downtown)	May 1987
Houston (Galleria)	January 1996
Houston (Downtown)	November 2006
San Antonio	September 1991

Morton’s The Steakhouse Restaurants	Date Opened
Virginia
Arlington	October 2002
Reston	July 2001
Richmond	February 2003
Tysons Corner	November 1990
Washington
Seattle	December 1999
Washington D.C.
Washington (Connecticut Ave.)	January 1997
Washington (Georgetown)	November 1982
Canada
Toronto	September 1998
Vancouver	October 2000
Hong Kong
Hong Kong (Kowloon)	December 1999
Singapore
Singapore	May 1998

Italian Restaurants	Date Opened
Las Vegas, NV (3)	May 1992
King of Prussia, PA (4)	November 1995
Indianapolis, IN (4)	October 1996
West Las Vegas, NV (4)	December 1998

(1)	Operates under the name “Arnie Morton’s The Steakhouse.”
(2)	Does not have Morton’s Boardroom facilities.
(3)	Bertolini’s which was originally opened on May 1992 was reopened as a new Italian restaurant, Trevi, which was built at this location and opened February 2, 2007.
(4)	Operates under the name “Bertolini’s Authentic Trattorias.”

Restaurant Operations and Management

The Company’s Morton’s and Italian restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Regional managers supervise the operations for the Company’s restaurants, and each is responsible for several restaurants and reports to a regional vice president. Management believes the Company has created a culture of accountability whereby regional vice presidents and regional managers meet at least monthly with senior corporate management to review operations and address issues. Working in concert with regional vice presidents, regional managers and restaurant general managers, senior corporate management sets operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for regional vice presidents, regional managers and certain restaurant managers. Management believes the Company’s restaurant management staff is highly trained, experienced and motivated in part due to a success-based compensation program and benefit plans that the Company believes help reduce employee turnover and enhance operating efficiencies.

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

The staff for a typical Morton’s consists of one general manager, up to four assistant managers and approximately 40 to 60 hourly employees. The staff for a typical Italian restaurant consists of one general manager, up to six assistant managers and approximately 70 to 150 hourly employees. Each of the Company’s new restaurant employees typically participates in a training program during which the employee works under the close supervision of restaurant managers. Management strives to instill enthusiasm and dedication in the Company’s employees. Restaurant management regularly solicits employee suggestions concerning restaurant operations, and strives to be responsive to employee concerns and to meet regularly with employees at each of the restaurants.

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

The Company’s corporate financial reporting system provides additional comprehensive financial reports. Information such as daily, weekly, monthly and year to date sales comparisons, financial statements and ideal versus actual cost of sales are prepared on a restaurant, regional and consolidated basis. These reports are made available to operations and senior management through the Company’s internal intranet site.

All of the Company’s Morton’s steakhouses and Italian restaurants utilize OpenTable, a third-party reservation and data management system that allows the Company to recognize and record the preferences of its guests through its shared reservation database. This system enables the Company’s managers to record guest reservations, special requests and any other relevant guest information. Through www.mortons.com, as well as the OpenTable website, the Company’s guests can make reservations online 24 hours a day, seven days a week for all worldwide Morton’s locations.

Information appearing on the Company’s website is not a part of, and is not incorporated by reference in, the Form 10-K.

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

The Company’s largest single purchase item is beef, which, for its U.S. and Canadian restaurants, consists of USDA prime aged beef for all of its steaks other than its filet mignon, which is USDA choice. Morton’s domestic beef is shipped from the Company’s suppliers directly to two meat cutting operations in Chicago, where it is aged and portion cut by skilled meat cutters in accordance with the Company’s specifications. The portion controlled meat is packaged and shipped to domestic Morton’s steakhouses by refrigerated common carrier. Management believes this process allows the Company to serve a more consistent product in each Morton’s steakhouse. The Company also makes supply contingency arrangements to cover business fluctuations or additional short-term restaurant needs. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature USDA prime aged beef and comparable high quality aged beef. Management believes the non-U.S. aged beef closely mirrors the Company’s domestic standards and specifications. The Company uses several global vendors for additional items such as shrimp, seafood and cheesecake to maintain the high quality and consistency that Morton’s specifications require. Additional products used by Morton’s are locally procured using similar stringent standards and product specifications. The Company’s Italian restaurants also adhere to strict product specifications and use national, regional and local suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are processed in local restaurant accounting systems for cost analysis and then sent for review and payment to the Company’s corporate office.

Marketing

Management believes that the Company’s commitment to providing quality food, hospitality, service and a high level of value at its price point is an effective approach to attracting and maintaining guests. As a part of this approach, there are nine dedicated sales and marketing employees at the corporate level, and approximately 80 dedicated sales and marketing employees at the Company’s Morton’s steakhouses. The Company utilizes a variety of local and company-wide marketing and public relations techniques intended to maintain and build its guest traffic, maintain and enhance the Morton’s brand image and continually improve and refine its fine-dining steakhouse experience. For example, the Company uses databases to identify its target guests and uses paper and electronic direct mailings to increase their awareness of Morton’s fine-dining steakhouse experience and of its local promotional activities. Morton’s steakhouses also host a number of special events such as wine dinners, opening benefit parties, sports theme dinners and “Local Legend” dinners featuring local celebrities. For example, during 2004, Morton’s commissioned the world’s largest wine bottle, as certified by the Guinness Book of World Records, which the Company exhibited at many of its Morton’s steakhouses throughout the United States. The world’s largest wine bottle was auctioned at Sotheby’s and the proceeds were donated to Share Our Strength. During 2006, Klaus Fritsch, the Company’s Vice Chairman and founder, along with the Company, introduced the new Morton’s Steak Bible and visited more than 40 cities for a nationwide publicity tour, where funds were raised for ProStart, a charity that supports people entering the food service and hospitality industry. Morton’s Steak Bible is available at many fine bookstores throughout the country, in each of the Morton’s steakhouses and at www.mortons.com.

In addition, the Company uses various local public relations and marketing consultants and limited airport signage and targeted print advertising. In the past the Company has placed, and may continue to place, selected advertisements in periodicals such as Boston Magazine, Chicago Magazine, Los Angeles Magazine and New York Magazine. The Company’s expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 1.9%, 1.8% and 3.1% during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Competition

The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant decor and location, name recognition and price. The Company’s restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and other restaurants that are members of regional or national chains. The restaurant business is also impacted by various factors including changes in consumer taste, economic and market conditions, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, product availability and cost increases. For additional information, see “Item 1A. Risk Factors”.

Intellectual Property

The Company has registered the marks Morton’s, Morton’s of Chicago, Morton’s the Steakhouse, Bertolini’s and certain other marks used by its restaurants as trade names, trademarks or service marks in various states and/or with the United States Patent and Trademark Office and in certain foreign countries. The Company is aware of marks similar to those of the Company’s restaurants used and/or registered by third parties in certain limited geographical areas, although the Company does not anticipate that such use and/or registrations will prevent the Company from using its marks in those areas. The Company believes that its trade names, trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy. For additional information, see “Item 1A. Risk Factors”.

Government Regulation

The Company’s restaurants are subject to licensing and regulation by state, local and foreign health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. The Company maintains the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of restaurants is also subject to compliance with applicable zoning, land use and environmental regulations. Federal, state and foreign labor laws govern the Company’s relationship with its employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal, state and foreign laws governing such matters as minimum wages, overtime, tips, tip credits and other working conditions.

The Company’s restaurants are subject, in each state and in some of the foreign countries in which the Company operates, to “dram shop” laws or similar laws, which allow, in general, a person to sue the Company if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of the Company’s restaurants. A judgment against the Company under “dram shop” laws or similar laws could exceed the Company’s liability insurance coverage policy limits and could result in substantial liability for the Company and have a material adverse effect on its results of operations. The Company’s inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on the Company.

The Company has experienced restrictions on importing beef from the United States. For example, we currently are not able to export some U.S. beef to our restaurants in Asia.

Employees

As of December 31, 2006, the Company had 4,562 employees, of whom 3,999 were hourly restaurant employees, 445 were salaried restaurant employees engaged in administrative and supervisory capacities and 118 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

The information regarding revenues that is reported in the “Consolidated Statements of Operations” includes revenues generated from operations in foreign countries of $18.6 million, $15.2 million and $12.8 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The information regarding income before income taxes that is reported in the “Consolidated Statements of Operations” includes income before income taxes generated from operations in foreign countries of $4.1 million, $2.7 million and $1.4 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The information regarding property and equipment, net which is reported on the “Consolidated Balance Sheets” includes property and equipment, net, in foreign countries of $0.9 million at the end of both fiscal 2006 and fiscal 2005. For information regarding the risks associated with foreign operations, see “Government Regulation” and “Quantitative and Qualitative Disclosures About Market Risk.”

Forward-Looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those expressed or implied in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, timely construction and opening of new restaurants, the Company’s liquidity and capital resources, prevailing interest rates, legal and regulatory matters, demographic trends, traffic patterns, employee availability, benefits and cost increases, product safety and availability, government regulation, the Company’s ability to maintain adequate financing facilities, those described in “Risk Factors” herein and other risks detailed from time to time in the Company’s other reports filed with the Securities and Exchange Commission. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.	Risk Factors

Any of the risks described below, as well as any of the other risks described in this Form 10-K, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A substantial majority of our historical growth has been due to opening new restaurants. For example, we experienced growth of 1.8%, 0.7% and 1.0% in our total revenues in fiscal 2006, 2005 and 2004, respectively, attributable to the revenues from our new restaurants opened in fiscal 2005, 2004 and 2003, respectively, compared to total growth in revenues of 7.1%, 8.8% and 6.8% in fiscal 2006, 2005 and 2004, respectively. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our ability to:

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

For these same reasons, many markets would not successfully support one of our restaurants. Furthermore, our ability to expand into non-U.S. markets also may be impacted by legal considerations such as restrictions on importing USDA prime aged beef from the United States. For example, we currently are not able to export some U.S. beef to our restaurants in Asia.

Our existing senior personnel levels, restaurant management systems, financial controls, information systems and other systems and procedures may be inadequate to support our expansion, which could require us to incur substantial expenditures that could adversely affect our operating results.

Our results of operations could be adversely affected by the new lease for our new Italian restaurant, Trevi.

During January 2006, we signed a new long-term lease with respect to our then-existing Bertolini’s restaurant located in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovation and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. The rent under the new lease for Trevi is substantially higher than the rent under the previous existing lease. We may not be able to offset all or any part of this increase in rent through operational measures. The revenue and income from operations, if any, generated at the newly renovated restaurant may not equal the revenue and income from operations generated at the previous restaurant.

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

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or customers. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and we are also a defendant in a number of pending lawsuits alleging violations of state and federal wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. The arbitrator in connection with a proceeding involving approximately 88 claimants with respect to two of our Morton’s steakhouses located in New York has rendered a decision that the wage hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of this motion to vacate. The claimants in this arbitration are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.0 million in attorneys’ fees. See “Legal Proceedings.” We may incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating our business and decrease the cash available for other uses, and may require us to make additional borrowings under our senior revolving credit facility.

Increases in the prices of, or reductions in the availability of, USDA prime aged beef could reduce our operating margins and our revenues.

We purchase large quantities of beef, particularly USDA prime aged beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 47%, 48% and 48% of our food and beverage costs during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The market for USDA prime aged beef is particularly volatile. For example, in late 2003 and in 2004, increased demand, together with the impact of supply rationing during late 2001 and 2002, resulted in shortages of USDA prime aged beef, requiring us to pay significantly higher prices for the USDA prime aged beef we purchased. Because Morton’s steakhouses feature USDA prime aged beef, we generally would expect to purchase USDA prime aged beef even if the price increased significantly. If prices for the types of beef we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease.

We may experience higher operating costs, including increases in supply prices and employee salaries and benefits, which will adversely affect our operating results if we cannot increase menu prices to cover them.

If we increase the compensation or benefits to our employees or pay higher prices for food items or other supplies, we may have an increase in our operating costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Many factors affect the prices that we pay for the various food and other items that we use to operate our restaurants, including seasonal fluctuations, longer term cycles and other fluctuations in livestock markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses.

In that regard, the U.S. Congress has proposed a substantial increase in the federal minimum wage. In addition, certain states in which we operate restaurants have also proposed increases in the state minimum wage. Based on current circumstances, we do not believe that enactment of the federal minimum wage currently under consideration by the U.S. Congress would have a material adverse effect on our results of operations. However, there can be no assurance that this would be the case. In addition, both the U.S. Congress and the states may elect to increase the minimum wage to levels in excess of those currently under consideration.

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

Instances of food-borne illness, including Bovine Spongiform Encephalopotathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. Outbreaks of disease, including severe acute respiratory syndrome, which is also known as SARS, Avian flu and other influenzas, could reduce traffic in our restaurants. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our restaurants and the food that we offer, reduce guest visits to our restaurants and negatively impact demand for our menu offerings. Because our competitive strengths include the quality of our food, adverse publicity relating to these matters or other similar concerns affects us more than it would restaurants that compete primarily on other factors. For example, the outbreak of SARS in 2003 materially impacted the results of our three restaurants located in Hong Kong, Singapore and Toronto.

We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh food products, including USDA prime aged beef, and related items from reliable sources in accordance with our specifications and in sufficient quantities. We have relatively short-term contracts with a limited number of suppliers for the distribution of most meat, food and other supplies for our restaurants. Our dependence on a small number of suppliers, as well as the limited number of available suppliers of USDA prime aged beef, subject us to the possible risks of shortages, interruptions and price fluctuations. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants, we may be unable to replace the suppliers in a short period of time on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter, as our customers may change their dining habits as a result. We have no long-term contracts for any food items used in our restaurants. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices.

We may incur additional costs or liabilities and lose revenues as a result of litigation and government regulation affecting the operation of our restaurants.

Our business is subject to extensive federal, state, local and foreign government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters.

Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, and any negative publicity related thereto could have an adverse effect on, the restaurant and we could lose significant revenue.

Our restaurants are subject, in each state and in some of the foreign countries in which the Company operates, to “dram shop” laws or similar laws, which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under “dram shop” laws or similar laws could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.

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

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations. Because we have a significant number of restaurants located in various states, including ten in California, six in Florida and six in Illinois as of February 21, 2007, regulatory changes in these states could have a disproportionate impact on our business. See “Business—Government Regulation” for a discussion of certain regulations affecting our business.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to Morton’s, Morton’s of Chicago, Morton’s the Steakhouse and other names and marks used by our restaurants, which could adversely affect the value of the Morton’s brand.

We have registered the marks Morton’s, Morton’s of Chicago, Morton’s the Steakhouse, Bertolini’s and certain other marks used by our restaurants as trade names, trademarks or service marks in various states and/or the United States Patent and Trademark Office and in certain foreign countries. The success of our business depends on our continued ability to use our existing trade names, trademarks and service marks in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenue. We are aware of marks similar to those of our restaurants used and/or registered by third parties in certain limited geographical areas.

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

Fixed rental expenses account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Rent expense incurred under our operating leases account for a significant portion of our operating expenses. For example, total rental expenses, including additional rental payments based on sales at some of our restaurants, under operating leases were approximately $23.5 million (7.3% of our revenues), $21.6 million (7.2% of our revenues) and $19.7 million (7.1% of our revenues) for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In addition, as of December 31, 2006, we were a party to operating leases requiring future minimum lease payments aggregating approximately $123.7 million through fiscal 2011 and approximately $164.6 million thereafter. We expect that new restaurants we open will typically be leased by us under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

Our senior revolving credit facility, and other debt instruments we may enter into in the future, may have important consequences to the Company, including the following:

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

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts due under our senior revolving credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness, including our senior revolving credit facility, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt, sell assets or borrow more money. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior revolving credit facility, may restrict us from adopting any of these alternatives.

The terms of our senior revolving credit facility impose significant operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions.

In February 2006, we entered into a senior revolving credit facility with a syndicate of financial institutions including affiliates of certain of the underwriters in the IPO. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. The credit agreement is secured by substantially all of our present and future domestic subsidiaries’ assets and contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

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

The credit agreement limits our ability to engage in these types of transactions, even if we believe that a specific transaction would contribute to our future growth or improve our operating results. The credit agreement requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these provisions may be affected by events outside of our control. A breach of any of these provisions or our inability to comply with required financial ratios in our senior revolving credit facility could result in a default under the credit facility. If that were to occur, the lenders have the right to declare all borrowings to be immediately due and payable. In addition, the lenders have the right to declare all borrowings to be immediately due and payable upon the occurrence of certain change of control events relating to us. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default or change of control event, the lenders have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of our senior revolving credit facility, or a change of control event occurs, lenders may declare all borrowings to be immediately due and payable, and may sell the assets pledged as collateral in order to repay those borrowings, which would have a material adverse effect on our cash flow and, to the extent that our assets are sold to repay borrowings, our restaurant business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Revolving Credit Facility” for further information regarding our senior revolving credit facility.

In addition, we are exposed to market risk related to changes in interest rates because our senior revolving credit facility carries a floating rate of interest. Accordingly, our results of operations may be adversely affected by changes in interest rates. Assuming a 10% increase in the interest rate on our $115.0 million senior revolving credit facility, if the entire amount available under the facility were drawn, interest expense would increase by approximately $0.7 million over the course of 12 months.

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

Some of our senior executives, such as Thomas J. Baldwin, our Chief Executive Officer, are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. Although we have an employment agreement with our Chief Executive Officer, we could not prevent him from terminating his employment with us. Other executives are not bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

Since our IPO in February 2006, we have incurred, and we expect to continue to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company and our anticipated growth have placed and are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting by the time our annual report for fiscal 2007 is due and thereafter, which will require us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act or New York Stock Exchange, or NYSE, rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

In connection with the preparation of our Annual Report on Form 10-K for fiscal 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Our disclosure controls and procedures are designed to ensure that information that we must disclose in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. In connection with that evaluation, we identified a material weakness in internal control resulting from inadequate internal resources necessary to review the provision for income taxes. The Company has taken what it believes to be appropriate steps to remedy this weakness, including hiring a management level accountant whose explicit responsibilities include reviewing, on a quarterly basis, the Company’s provision for income taxes. Additionally, the Company has supplemented its internal competence in this area by utilizing personnel from a third-party professional service firm (other than the Company’s independent registered public accounting firm), with expertise in accounting for income taxes, in the preparation and review of the Company’s income tax provision. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, there can be no assurance that we will not discover other material weaknesses or deficiencies in our internal controls, including our internal controls over financial reporting and our disclosure controls and procedures, which could subject us to regulatory scrutiny and a loss of public confidence and could have a material adverse effect on our business and our stock price.

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

The Company’s restaurants are generally located in space leased by its subsidiaries. Restaurant lease expirations range from two to 35 years. The Company’s leases typically provide for renewal options for terms ranging from five years to 15 years. Restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues. Generally, leases are “net leases” that require the Company’s subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company’s subsidiaries is a party to the lease, and performance is guaranteed by another one of its subsidiaries for a portion of the lease term. See Note 12 to the Company’s consolidated financial statements. Many of the Company’s current leases are non-cancelable. If the Company closes a restaurant, it generally remains committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. The Company’s obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on the Company’s business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. As of February 21, 2007, the Company operates six restaurants on properties which it owned and operated 72 restaurants on leased properties.

The Company leases its executive offices in approximately 20,700 square feet in Chicago, Illinois. The Company also leases office space in approximately 9,800 square feet in New Hyde Park, New York.

Management believes that the Company’s current office and operating space is suitable and adequate for its intended purposes.

See “Item 1. Business—Restaurant Locations” for additional information about the Company’s restaurant properties.

Item 3.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that we have violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately four claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.0 million in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification. In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The claimants in Florida and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. We moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The Company has opposed that request. The arbitrator ruled that the request would be held in abeyance pending a showing that the claimants are similarly situated. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

In March 2006, a former employee of the Burbank, California Morton’s restaurant filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff has appealed. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to estimate the damages sought by plaintiff, or what the ultimate outcome of the appeal will be.

We are involved in various other claims and legal actions arising in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In February 2006, the Company and certain selling stockholders completed an IPO in which MRG and those stockholders sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. In March 2006, the underwriters exercised the over-allotment option to purchase from the Company 801,950 additional shares of common stock, at $17.00 per share. In connection with and prior to the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. The Company’s common stock commenced trading on the New York Stock Exchange under the ticker symbol MRT on February 9, 2006. As of February 21, 2007, there were 16,936,651 shares of the Company’s common stock outstanding held by approximately 144 holders of record.

The following table sets forth, for the periods indicated, the highest and lowest sales prices for the Company’s common stock, as reported by the NYSE.

	High	Low
First Quarter (from February 9, 2006)	$20.25	$15.91
Second Quarter	$17.75	$13.64
Third Quarter	$15.80	$13.45
Fourth Quarter	$17.60	$14.61

The Company has not paid cash dividends on its common stock since the time of the IPO, and it is the Company’s present intention not to pay cash dividends on its common stock for the foreseeable future. Although its board of directors may, at its discretion, modify or repeal the Company’s dividend policy, future dividends, if any, with respect to shares of common stock will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that its board of directors may deem relevant. Accordingly, there can be no assurance that the Company will pay dividends in the future.

Item 6.	Selected Financial Data

The following table contains selected consolidated historical financial data for fiscal 2006, 2005, 2004, 2003 and 2002. The selected financial data for fiscal 2006, 2005, 2004, 2003 and 2002 have been derived from audited consolidated historical financial statements. Audited consolidated income statement data for fiscal 2006, 2005 and 2004 and audited consolidated balance sheet data at the end of fiscal 2006 and 2005 are included in Item 8, “Financial Statements and Supplementary Data.” The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and the notes thereto.

The selected financial data presented for fiscal 2002 include the Predecessor Period (as defined below) from December 31, 2001 through July 24, 2002 and the Successor Period (as defined below) from July 25, 2002 through December 29, 2002. On July 25, 2002, MHLLC acquired all of MRG’s outstanding stock in a business combination accounted for under the purchase method of accounting. As a result of the acquisition, the Company’s capital structure and its basis of accounting under the “push down” method for the period prior to the acquisition, which is sometimes referred to as the “Predecessor Period,” differ from the Company’s capital structure and its basis of accounting for the periods after the acquisition, which is sometimes referred to as the “Successor Period.” Therefore, the Company’s Successor Period financial data generally are not comparable to its Predecessor Period financial data. As a result of the acquisition, the Company’s consolidated statement of operations for the Successor Period includes amortization expense relating to debt issuance costs and management fees that did not exist prior to the acquisition. Further, as a result of purchase accounting, the fair values of the Company’s fixed assets on the date of acquisition became their new “cost” basis. Accordingly, the depreciation of these assets for the Successor Period is based upon their newly established cost basis. Other effects of purchase accounting in the Successor Period are not considered significant.

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

The Company was incorporated in Delaware on October 3, 1988, was acquired by MHCI on June 4, 2004 and, from June 4, 2004 until February 14, 2006, was a wholly-owned subsidiary of MHCI. On February 14, 2006, in connection with the Company’s IPO, MHCI was merged with and into the Company, with the Company as the surviving corporation. MHCI was a holding company with no independent operations except that MHCI was the issuer of the 14.0% senior secured notes, which were repaid in connection with the closing of the IPO. In accordance with Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“SFAS”) 141, “Business Combinations,” the merger of MHCI into the Company in connection with the IPO represented a merger of entities under common control and, accordingly, the Company recognized MHCI’s assets and liabilities at their carrying amounts. Additionally in accordance with SFAS 141, the consolidated financial statements are presented as if MHCI was merged with and into MRG at the beginning of fiscal 2004.

We use a 52/53 week fiscal year that ends on the Sunday closest to January 1. In this Form 10-K, we sometimes refer to the fiscal years ended December 31, 2006, January 1, 2006, January 2, 2005, January 4, 2004 and December 29, 2002 as fiscal 2006, fiscal 2005, fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Approximately every six or seven years a 53rd week is added to our fiscal year. Fiscal 2006, 2005, 2004 and 2002 each consisted of 52 weeks, while fiscal 2003 consisted of 53 weeks. As a result, some of the differences in the results of operations between those fiscal years are attributable to the different lengths of the fiscal years.

	Successor Period									Predecessor Period
	Fiscal Year
	2006		2005		2004		2003		July 25, 2002 to Dec. 29, 2002	Dec. 31, 2001 to July 24, 2002
									Restated	Restated
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$322.0		$300.7		$276.3		$258.7		$105.7	$132.4

(Loss) income before income taxes	(18.7	)(1)	(4.3	)(2)	4.1	(3)	5.5	(4)	1.5	(4.0	)(5)
Net (loss) income	(13.6	)(1)	(4.2	)(2)	(0.7	)(3)	4.2	(4)	0.9	(4.8	)(5)
Net (loss) income per share*:
Basic	(0.84)		(0.42)		(0.07)		0.42		0.09	(1.15)
Diluted	(0.84)		(0.42)		(0.07)		0.42		0.09	(1.15)

Balance Sheet Data
Current assets	$44.5		$55.2		$40.8		$44.2		$24.2
Property and equipment, net	90.9		66.5		61.5		55.7		55.8
Total assets	291.7		285.0		267.3		263.3		245.6
Current liabilities	59.0		54.8		39.6		35.0		43.8
7.5% senior secured notes	—		93.6		91.7		90.0		—
14.0% senior secured notes, less current maturities	—		40.0		41.9		—		—
Senior revolving credit facility	43.8		—		—		—		—
Obligations to financial institutions, less current maturities	3.3		3.5		6.6		12.3		82.5
Stockholders’ equity	143.8		53.8		58.0		102.3		97.4

*	In February 2006, the Company and certain selling stockholders completed an IPO of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of the Company’s IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00 per share, 801,950 additional shares of common stock. In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Net income (loss) per share is based on shares of the Company’s common stock and, except for the Predecessor Period beginning on December 31, 2001 and ending on July 24, 2002, give effect to the 10,098.5 for one stock split that was effected on February 6, 2006 in connection with the IPO as if the split had occurred as of the first day of the Successor Period beginning July 25, 2002.
(1)	Includes a pre-tax charge of $28.0 million relating to costs associated with the repayment of certain debt, including the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes, a pre-tax charge of $8.4 million associated with the termination of MHLLC’s management agreement with Castle Harlan, Inc. in conjunction with the IPO, a pre-tax charge of $0.5 million which represents a one-time charge relating to the vesting of MHLLC executive common units previously granted to certain employees prior to the IPO and a pre-tax gain on insurance of $0.6 million relating to proceeds from business interruption insurance.
(2)	Includes a pre-tax charge of $6.6 million relating to the separation agreement with the Company’s former President and Chief Executive Officer, a pre-tax charge of $0.2 million for costs associated with the repayment of certain debt and a pre-tax gain on sale of investment of $0.7 million.
(3)	Includes a pre-tax charge of $0.3 million for costs associated with the repayment of certain debt, a pre-tax gain on insurance proceeds of $1.0 million and a pre-tax gain on insurance of $2.8 million relating to proceeds from business interruption insurance.
(4)	Includes a pre-tax charge of $2.3 million for costs associated with the repayment of certain debt and pre-tax gain on insurance of $0.9 million relating to proceeds from business interruption insurance.
(5)	Includes a pre-tax gain on insurance proceeds of $1.4 million, a pre-tax credit of $0.3 million representing restaurant closing credit and a pre-tax charge of $9.1 million for costs associated with strategic alternatives and proxy contest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Business—Forward-Looking Statements.”

We use a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. We sometimes refer to the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 as fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Fiscal 2006, fiscal 2005 and fiscal 2004 each consisted of 52 weeks.

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

Company Background

As of February 21, 2007, with 74 Morton’s steakhouses, we were the world’s largest owner and operator of company-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. In 1978, we opened the original Morton’s in downtown Chicago, and since then have expanded, as of February 21, 2007, to 74 Morton’s steakhouses, including 70 domestic restaurants located in 64 cities across 28 states and San Juan, Puerto Rico, along with two restaurants in Canada, one in Hong Kong and one in Singapore. We own all of our restaurants and we do not have any franchisees. We also own and operate four Italian restaurants, located in three cities. During January 2006, we signed a new long-term lease with respect to our then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features café dining with elaborate street lamps surrounding a fountain and a walk-up gelato/espresso bar. The menu features classic Italian favorites and a selection of new dishes. Our other three Italian restaurants operate under the name Bertolini’s.

Our Morton’s steakhouses offer premium quality steak, featuring USDA prime aged beef in the United States, fresh fish, lobster and chicken, complemented by a fully stocked bar and an extensive premium wine list that offers approximately 200 selections in all restaurants and a broader list of over 400 wines in selected restaurants. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature USDA prime aged beef and comparable high quality aged beef. Management believes the high quality non-U.S. aged beef closely mirrors domestic standards and specifications. Our menu, and its tableside presentation by our servers, is designed to highlight our focus on quality while presenting sufficient menu options to appeal to a wide range of taste preferences.

In July 2002, Castle Harlan Partners III, L.P. and affiliates (collectively “CHP III”), a private equity fund, and certain other investors, acquired us in a going-private transaction, which included an initial equity investment by CHP III of approximately $93.7 million.

In February 2006, we and certain selling stockholders, including CHP III, sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share in our IPO. Subsequently, on March 10, 2006,

Wachovia Capital Markets, LLC, as representative of the several underwriters of our IPO, exercised the underwriters’ over-allotment option to purchase from us, at $17.00 per share, 801,950 additional shares of common stock, resulting in additional net proceeds (after deducting underwriting discounts and commissions) to us of approximately $12.7 million.

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

Critical accounting estimates involved in applying our accounting policies are those that require us to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates, discussed below, pertain to accounting policies for goodwill and other intangible assets, property and equipment, stock-based compensation and income taxes.

Goodwill and Other Intangible Assets

We account for our goodwill and intangible asset in accordance with SFAS No. 141, “Business Combinations,” as of July 1, 2001, and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 31, 2001. In accordance with SFAS No. 141, goodwill, as restated, of approximately $68.4 million and an intangible asset of $92.0 million representing Morton’s trade name were recognized in connection with our acquisition by CHP III that occurred on July 25, 2002. In accordance with SFAS No. 142, goodwill and the trade name, which has an indefinite useful life, are not being amortized. However, both goodwill and the trade name intangible asset are subject to annual impairment testing in accordance with SFAS 142.

Goodwill at the date of the acquisition by CHP III includes an adjustment of $1.3 million reflecting the cumulative effect of the restatements. Other changes to the carrying amount of goodwill of $6.8 million during fiscal 2003 consisted of adjustments of $4.1 million primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2.7 million. During fiscal 2004, goodwill was reduced by $0.4 million representing tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties. Additionally, during the fourth quarter of fiscal 2004, goodwill was increased by $0.6 million which represents an adjustment in purchase accounting as a result of a revision to a liability assumed at the time of the acquisition. During fiscal 2005, goodwill was reduced by $0.5 million which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition. During fiscal 2006, goodwill was reduced by $2.1 million which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition.

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

Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the second quarter of fiscal 2002. The annual impairment tests were most recently performed in the fourth quarter of fiscal 2006. No impairment of assets was determined as a result of these tests.

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

During each quarter in fiscal 2006, we considered and analyzed impairment indicators related to property and equipment. Based on our analysis, we concluded that no material items recorded in property and equipment required an impairment charge.

Stock-based Compensation

Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. In accordance with the provisions of SFAS No. 123(R), the fair value of restricted shares granted to employees is measured at the grant date and is recognized as an expense, net of estimated forfeitures, over the vesting period of the grant. Estimated forfeitures are calculated based on historical employee turnover ratio for certain classes of employees. At the end of each quarter, estimated forfeiture rates are evaluated compared to the actual turnover ratio in the current period for reasonableness and any changes in the estimate, if necessary, are recorded in the current period.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Income taxes are one of our critical accounting policies and estimates and therefore involve a certain degree of judgment. During fiscal 2004 and 2005, we determined we would elect to treat certain of our employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1.7 million to our income tax expense for fiscal 2004. Our fiscal 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our then-outstanding 7.5% senior secured notes and MHCI’s then-outstanding 14.0% senior secured notes, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate. Our fiscal 2006 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes, non-deductible interest and the status of foreign subsidiaries.

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

Recent Events Affecting Our Results of Operations

Initial Public Offering

In February 2006, we and certain selling stockholders sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share in our IPO. We received net proceeds of approximately $91.0 million from the sale of shares of our common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by us. We used the net proceeds of the IPO, together with proceeds of $63.0 million from borrowings under our senior revolving credit facility and $20.2 million of available cash, as follows: (1) approximately $106.3 million to repay all of our outstanding 7.5% senior secured notes, including a prepayment penalty of approximately $11.5 million and accrued interest of $0.9 million, (2) approximately $57.0 million to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium of approximately $9.4 million and accrued interest of $0.3 million, (3) approximately $8.4 million to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc., (4) approximately $1.1 million to pay the financing fees related to our $115.0 million senior revolving credit facility, which was entered into in connection with the IPO, (5) approximately $1.0 million to pay the investment banking and legal fees in connection with the tender offer for our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $0.2 million to pay fees related to the termination of our prior working capital facility and (7) approximately $0.3 million to collateralize outstanding letters of credit issued under our prior working capital facility. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of our IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00 per share, 801,950 additional shares of common stock from us, resulting in additional net proceeds (after deducting underwriting discounts and commissions) to us of approximately $12.7 million. During March 2006, we used the proceeds from the underwriters’ exercise of the over-allotment to repay a portion of the $63.0 million of borrowings under our senior revolving credit facility.

Charges in Connection with our Initial Public Offering and Related Transactions

During the first quarter of fiscal 2006, we incurred certain one-time charges in connection with our IPO and related transactions that adversely affected our results of operations. During the first quarter of fiscal 2006, we incurred charges aggregating approximately $28.0 million representing the following:

•	the write-off of deferred financing fees relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our prior working capital facility aggregating approximately $6.0 million;

•	prepayment premiums relating to the repayment of our 7.5% senior secured notes and MHCI’s 14.0% senior secured notes of approximately $20.8 million;

•	fees in connection with the termination of our prior working capital facility of $0.2 million; and

•	investment banking and legal fees in connection with the tender offer for our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes of approximately $1.0 million.

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

In connection with the IPO, we entered into a senior secured revolving credit facility with Wachovia Bank, National Association and certain other lenders. The amortization of deferred financing fees relating to this credit agreement will be approximately $0.2 million annually.

New Lease for Our Italian Restaurant in Las Vegas

During January 2006, we signed a new long-term lease with respect to our then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. During the construction period, we incurred rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and we also lost the revenues that would have been generated had the previous restaurant remained open, all of which adversely affected our results of operations. During the period from mid September 2005 to January 2006, this restaurant generated revenues and income from operations of $4.3 million and $1.3 million, respectively, and, during the construction period for the new restaurant from September 2006 through January 2007, we incurred pre-opening expenses and other fixed costs relating to this new lease of approximately $1.5 million pre-tax. In that regard, the rent under the new lease is substantially higher than the rent under the prior lease. We may not be able to offset all or any part of this increase in rent through operational measures. Additionally, the revenue and income from operations, if any, generated at the Trevi restaurant may not equal the revenue and income from operations generated at the previous restaurant.

Employment Agreement with Chief Executive Officer

On January 20, 2006, we entered into an employment agreement with Thomas J. Baldwin, effective as of January 1, 2006, to serve as our Chairman of the Board of Directors, Chief Executive Officer and President.

The term of the employment agreement extends until January 1, 2009, provided that the employment term will continue so that on any date the remaining term will be three years unless earlier terminated. Under the agreement, Mr. Baldwin is entitled to receive (1) a base salary of $350,000, subject to annual increases no less than the rate of increase in the Consumer Price Index or at a faster rate at the discretion of our board of directors,

(2) annual bonuses targeted at 65% of base salary, with minimum and maximum bonus amounts established by the compensation committee of our board of directors and the actual amount of the bonus determined based upon the achievement of profitability targets established annually by the compensation committee, and (3) specified benefits, including health and disability insurance and life insurance.

Under the agreement, if Mr. Baldwin’s employment is terminated by us without cause or by Mr. Baldwin with good reason, as each is set forth in the agreement, Mr. Baldwin will be paid, subject to the execution of a general release, a lump sum payment six months following his termination equal to the sum of (1) the product of three multiplied by his base salary, (2) a pro rata bonus for the year of termination, and (3) a reimbursement for the cost and expenses of an automobile. In addition, Mr. Baldwin will be entitled to continued medical and dental benefits for three years following his termination, and monthly reimbursement of costs and expenses of an automobile from the six-month anniversary of termination until the third anniversary of termination.

Stock Purchase of Wilshire Restaurant Group, Inc.

On January 4, 2006, we purchased from the holders thereof outstanding common stock, warrants to purchase preferred stock and warrants to purchase common stock of Wilshire Restaurant Group, Inc. (“Wilshire”), an affiliate of Castle Harlan, Inc. (“Castle Harlan”). The aggregate purchase price was approximately $1.6 million. Prior to the IPO, we dividended these securities, as well as shares of common stock and preferred stock of Wilshire that we purchased in 1999, to MHLLC. MHLLC then transferred a portion of these securities to Wilshire and a portion to affiliates of Castle Harlan, in each case at the same price as we paid in the January 4, 2006 purchase. The transfer by MHLLC to affiliates of Castle Harlan was in exchange for cancellation of approximately $1.6 million of return on capital and accreted preferred yield that affiliates of Castle Harlan were entitled to receive with respect to their preferred units of MHLLC. The number of preferred units of MHLLC that were cancelled as a result of the transaction was approximately 1,500.

Certain Weather-Related Restaurant Closures

Although various Morton’s steakhouses have temporarily closed in the past due to weather conditions, the impact of severe weather on us was more significant in the third quarter of fiscal 2005. As a result of the impact of Hurricane Katrina, the Morton’s steakhouse in New Orleans was temporarily closed from August 28, 2005 until January 12, 2006. As a result of the impact of Hurricane Wilma, the Morton’s steakhouses in Boca Raton, Miami, North Miami and Palm Beach, Florida were temporarily closed for an average of 9 days in October 2005. These events adversely affected our results of operations in the third and fourth quarters of fiscal 2005. No Morton’s steakhouses, other than the Morton’s steakhouse in New Orleans that was temporarily closed until January 12, 2006, were closed for extended periods during fiscal 2006.

We were incorporated in Delaware on October 3, 1988, acquired by MHCI on June 4, 2004 and from June 4, 2004 until February 14, 2006, we were a wholly-owned subsidiary of MHCI. On February 14, 2006, in connection with the Company’s IPO, MHCI was merged with and into us and we were the surviving corporation. MHCI was a holding company with no independent operations except that MHCI was the issuer of the 14.0% senior secured notes, which were repaid in connection with the closing of the IPO. In accordance with SFAS 141, the merger of MHCI into us represented a merger of entities under common control and, accordingly, we recognized MHCI’s assets and liabilities at their carrying amounts. Additionally, in accordance with SFAS 141, our consolidated financial statements for fiscal 2006, fiscal 2005 and fiscal 2004 and the following discussions of those fiscal years are presented as if MHCI were merged with and into us at the beginning of fiscal 2004.

Fiscal Year Ended December 31, 2006 (52 weeks) Compared to Fiscal Year Ended January 1, 2006 (52 weeks)

Our net loss for fiscal 2006 was $13.6 million compared to our net loss of $4.2 million for fiscal 2005. The increase in the net loss is primarily due to costs associated with the repayment of debt and the costs associated with the termination of the management agreement, partially offset by a decrease in interest expense and an increase in comparable restaurant revenues and the impact of new restaurants, net of the related food and beverage costs as discussed below. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the two periods being compared.

Revenues increased $21.3 million, or 7.1%, to $322.0 million for fiscal 2006 from $300.7 million for fiscal 2005. Revenues increased $11.3 million due to an increase in revenues from comparable restaurants. Revenues increased $11.1 million due to the opening of eight new restaurants (four in fiscal 2006 and four in fiscal 2005). Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana, which was closed from August 28, 2005 to January 12, 2006, increased $1.0 million. Revenues decreased $2.7 million due to the temporary closing, for renovation, of our Bertolini’s restaurant located in Las Vegas, Nevada, which reopened as Trevi on February 2, 2007. Average revenue per restaurant open all of either period increased 7.7%. Revenues for fiscal 2006 also reflect the impact of aggregate menu price increases of approximately 0.5% in May 2005, 0.5% in February 2006, 0.5% in June 2006 and 2.0% in December 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006.

Percentage changes in restaurant revenues for fiscal 2006 (52 weeks) versus fiscal 2005 (52 weeks) for comparable restaurants were as follows:

Percentage Change Fiscal 2006 (52 weeks) vs. Fiscal 2005 (52 weeks)
Morton’s	4.3%
Bertolini’s	(2.0)%
Total	4.1%

Food and beverage costs increased $6.8 million, or 6.9%, to $106.4 million for fiscal 2006 from $99.6 million for fiscal 2005. This increase was primarily due to the opening of eight additional restaurants (four in fiscal 2006 and four in fiscal 2005). These costs as a percentage of revenues decreased by 0.1% to 33.0% for fiscal 2006 from 33.1% for fiscal 2005.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $10.1 million, or 7.1%, to $151.1 million for fiscal 2006 from $141.0 million for fiscal 2005. This increase was primarily due to increased wages and benefit costs as well as increased utility costs and rent expense. Included in fiscal 2006 restaurant operating expenses are recoveries aggregating approximately $0.6 million representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouses in New Orleans and South Florida of $0.5 million and $0.1 million, respectively. We also received insurance proceeds of approximately $0.6 million representing insurance recoveries related to costs incurred from the temporary closing of the Morton’s steakhouse in New Orleans. We also received insurance proceeds of approximately $0.3 million representing insurance recoveries related to costs incurred from the temporary closing and property damaged of certain Morton’s steakhouses in South Florida. See Note 3(b) to our 2006 consolidated financial statements. There were no such insurance recoveries during fiscal 2005. Also included in fiscal 2006 and fiscal 2005 is non-cash rent recorded in accordance with SFAS No. 13 of $1.1 million and $0.9 million, respectively. Restaurant operating expenses as a percentage of revenues remained consistent at 46.9% for fiscal 2006 and fiscal 2005.

Pre-opening costs increased $1.8 million, or 78.9%, to $4.1 million for fiscal 2006 from $2.3 million for fiscal 2005. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.1 million, or 0.9%, to $7.8 million for fiscal 2006 from $7.7 million for fiscal 2005.

General and administrative expenses increased $0.4 million, or 1.7%, to $23.0 million for fiscal 2006 from $22.6 million for fiscal 2005. This increase was primarily due to increased legal and professional costs and increased salary, bonus, stock-based compensation and benefit costs partially offset by the elimination of costs associated with Allen J. Bernstein, our former President and Chief Executive Officer, who retired in December 2005. In conjunction with Mr. Bernstein’s retirement, four administrative employees, who received salaries, bonuses and other benefits aggregating $0.3 million during fiscal 2005, ceased to be our employees as of the beginning of fiscal 2006. General and administrative expenses as a percentage of revenues decreased 0.3% to 7.2% for fiscal 2006 from 7.5% for fiscal 2005.

Marketing and promotional expenses increased $0.6 million, or 10.9%, to $6.1 million for fiscal 2006 from $5.5 million for fiscal 2005. These costs as a percentage of revenues increased 0.1% to 1.9% for fiscal 2006 from 1.8% for fiscal 2005. These increases were primarily due to the timing of our marketing expenditures and an increase in public relations costs and local marketing by our restaurants.

Employee separation charge of $6.6 million for fiscal 2005 represents a charge related to the separation agreement that we entered into with Allen J. Bernstein, our former President and Chief Executive Officer, on December 30, 2005, in connection with his retirement. The separation agreement provided that, among other things, Mr. Bernstein is entitled to the following benefits: (i) his annual bonus for 2005 and (ii) a payment of $7.0 million, payable in twelve quarterly installments beginning January 2, 2006. During the fourth quarter of fiscal 2005, we recorded a pre-tax charge of $6.6 million with respect to the present value of payments pursuant to the separation agreement with Mr. Bernstein, as well as other charges related to the separation. During 2005, we paid Mr. Bernstein a salary, bonus and other benefits aggregating $1.2 million.

Stock compensation expense associated with the IPO of $0.5 million for fiscal 2006 represents a one-time charge relating to the vesting of MHLLC common units previously granted to certain employees prior to the IPO (see Note 13 to our 2006 consolidated financial statements).

Management fee paid to related party was $0.4 million and $2.8 million for fiscal 2006 and fiscal 2005, respectively. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc. The management agreement was terminated in conjunction with our IPO in February 2006.

Costs associated with the repayment of certain debt of $28.0 million for fiscal 2006 represents (1) a prepayment premium of approximately $11.5 million in connection with the repayment of all of our then-outstanding 7.5% senior secured notes, (2) a prepayment premium of approximately $9.4 million in connection with the repayment of all of MHCI’s then-outstanding 14.0% senior secured notes, (3) approximately $0.9 million of investment banking and legal fees in connection with the tender offer for our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (4) the write-off of deferred financing and other costs relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our prior working capital facility of approximately $6.0 million and (5) approximately $0.2 million of fees related to the termination of our prior working capital facility in connection with the IPO. Costs associated with the repayment of certain debt of $0.2 million for fiscal 2005 represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Costs associated with the termination of the management agreement of $8.4 million for fiscal 2006 represent a fee relating to the termination of MHLLC’s management agreement with Castle Harlan in conjunction with the IPO.

Gain on sale of investment of $0.7 million for fiscal 2005 represents a one-time gain from the sale of stock in a privately owned company.

Interest expense, net, decreased $12.4 million, or 71.6%, to $4.9 million for fiscal 2006 from $17.4 million for fiscal 2005. This decrease is due to the repayment of the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes in connection with the IPO partially offset by the interest relating to borrowings under our revolving credit facility. Interest income was not significant in any of these periods.

Provision for income taxes consisted of an income tax benefit of $5.1 million for fiscal 2006 and an income tax benefit of $0.1 million for fiscal 2005. Our fiscal 2006 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes, non-deductible interest and the status of foreign subsidiaries. Our fiscal 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our then-outstanding 7.5% senior secured notes and MHCI’s then-outstanding 14.0% senior secured notes and other non-deductible items, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate.

Fiscal Year Ended January 1, 2006 (52 weeks) Compared to Fiscal Year Ended January 2, 2005 (52 weeks)

Our net loss for fiscal 2005 was $4.2 million compared to a net loss for fiscal 2004 of $0.7 million. The change is primarily due to a one-time charge incurred in connection with the separation agreement with our former President and Chief Executive Officer, increase in interest expense and pre-opening costs, as discussed below, offset by an increase in revenues from comparable restaurants and the impact of new restaurants, net of the related food and beverage costs, and a decrease in marketing and promotional expenses. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the two periods being compared.

Revenues increased $24.4 million, or 8.8%, to $300.7 million for fiscal 2005 from $276.3 million for fiscal 2004. Revenues increased $6.6 million due to an increase in revenues from comparable restaurants. Revenues increased $17.8 million due to the opening of five new restaurants (four in fiscal 2005 and one in fiscal 2004). Average revenue per restaurant open all of either period increased 3.0%. Revenues for fiscal 2005 also reflect the impact of aggregate menu price increases of approximately 3% in February 2004 and approximately 0.5% in May 2005.

Percentage changes in restaurant revenues for fiscal 2005 (52 weeks) versus fiscal 2004 (52 weeks) for comparable restaurants were as follows:

Percentage Change Fiscal 2005 (52 weeks) vs. Fiscal 2004 (52 weeks)
Morton’s	2.5%
Bertolini’s	3.1%
Total	2.5%

Food and beverage costs increased $6.4 million, or 6.8%, to $99.6 million for fiscal 2005 from $93.2 million for fiscal 2004. This increase was primarily due to the opening of four additional restaurants in fiscal 2005. These costs as a percentage of revenues decreased by 0.6% to 33.1% for fiscal 2005 from 33.7% for fiscal 2004. During fiscal 2004 high demand for U.S. beef products decreased the availability of USDA prime aged beef which resulted in increased food costs. We were generally able to offset such cost increases with the benefit of menu price increases, which resulted in a slight increase in food and beverage costs as a percentage of revenues for fiscal 2004.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $14.0 million, or 11.0%, to $141.0 million for fiscal 2005 from $127.0 million for fiscal 2004. Restaurant operating expenses as a percentage of revenues increased 0.9% to 46.9% for the fiscal 2005 from 46.0% for fiscal 2004. These increases were primarily due to the opening of four additional restaurants in fiscal 2005 and increases in labor and benefit costs. Included in fiscal 2004 are recoveries of approximately $2.8 million for business interruption insurance benefits related to the closing of the Morton’s steakhouse formerly located at 90 West Street, New York, New York, two blocks from the World Trade Center, which was closed permanently due to structural damages. See Note 3(a) to our 2006 consolidated financial statements. There were no such business interruption insurance recoveries during fiscal 2005. Also included in fiscal 2005 and fiscal 2004 is non-cash rent recorded in accordance with SFAS No. 13 of $0.9 million and $1.4 million, respectively.

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

General and administrative expenses increased $3.7 million, or 19.5%, to $22.6 million for fiscal 2005 from $18.9 million for fiscal 2004. These costs as a percentage of revenues increased 0.6% to 7.5% for fiscal 2005 from 6.9% for fiscal 2004. These increases were primarily due to increased legal and professional costs and salary, bonus and benefit costs.

Marketing and promotional expenses decreased $3.0 million, or 35.4%, to $5.5 million for fiscal 2005 from $8.5 million for fiscal 2004. These costs as a percentage of revenues decreased 1.3% to 1.8% for fiscal 2005 from 3.1% for fiscal 2004. These decreases were primarily due to decreased spending for print media advertising.

Employee separation charge of $6.6 million for fiscal 2005 represents a charge related to the separation agreement that we entered into with Allen J. Bernstein, our former President and Chief Executive Officer, on December 30, 2005, in connection with his retirement. The agreement provides that, among other things, Mr. Bernstein is entitled to the following benefits: (i) his annual bonus for 2005 and (ii) a payment of $7.0 million, payable in twelve quarterly installments beginning January 2, 2006. During the fourth quarter of fiscal 2005, we recorded a pre-tax charge of $6.6 million with respect to the present value of payments pursuant to the separation agreement with Mr. Bernstein, as well as other charges related to the separation. During 2005, we paid Mr. Bernstein a salary, bonus and other benefits aggregating $1.2 million. In conjunction with Mr. Bernstein’s retirement, four administrative employees, who received salaries, bonuses and other benefits aggregating $0.3 million during fiscal 2005, ceased to be our employees as of the beginning of fiscal 2006.

Management fee paid to related party was $2.8 million for fiscal 2005 and fiscal 2004. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc. The related management agreement was terminated in conjunction with our IPO in February 2006.

Gain on insurance proceeds of $1.0 million for fiscal 2004 represents the amount of insurance proceeds received for property coverage relating to the Morton’s steakhouse formerly located at 90 West Street, New York, New York. There was no comparable gain on insurance proceeds in fiscal 2005. See Note 3(a) to our 2006 consolidated financial statements.

Costs associated with the repayment of certain debt of $0.2 million and $0.3 million for fiscal 2005 and fiscal 2004, respectively, represent prepayment penalties that were incurred with the early repayment of certain mortgages.

Gain on sale of investment of $0.7 million for fiscal 2005 represents a gain from the sale of stock in a privately owned company.

Interest expense, net, increased $2.4 million, or 15.9%, to $17.4 million for fiscal 2005 from $15.0 million for fiscal 2004. This increase is primarily due to the interest relating to MHCI’s 14.0% senior secured notes partially offset by the decrease due to the repayment of certain mortgages in April 2004 and February 2005. Interest income was not significant in any of these periods.

Provision for income taxes consisted of income tax benefit of $0.1 million for fiscal 2005 and income tax expense of $4.9 million for fiscal 2004. Our fiscal 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our then-outstanding 7.5% senior secured notes and MHCI’s then-outstanding

14.0% senior secured notes and other non-deductible items, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate. Our fiscal 2005 effective tax rate differs from our fiscal 2004 effective tax rate due to the fact that during the third quarter of fiscal 2004, we determined we would elect to treat certain of our employee-portion FICA tax payments as current income tax deductions rather than income tax credits.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next several years through cash provided by operations and borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. The landlord contributions for the five Morton’s opened in leased premises between January 2, 2006 and February 21, 2007 ranged from approximately $1.2 million to $1.8 million. As of December 31, 2006, we had cash and cash equivalents of $6.3 million compared to $19.5 million as of January 1, 2006.

Working Capital and Cash Flows

As of December 31, 2006 we had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and or to repay debt.

Operating Activities. Cash flows provided by operating activities for fiscal 2006 were $26.7 million, consisting primarily of a net increase in cash of $23.8 million resulting from income before depreciation, amortization, prepayment penalties associated with the early repayment of debt and the write-off of deferred financing costs and an increase in accounts payable, accrued expenses and other liabilities of $12.4 million partially offset by a change in deferred income taxes of $6.9 million, a net decrease in cash of $1.5 million resulting from an increase in prepaid expenses and other assets and a net decrease in cash of $1.5 million resulting from an increase in inventories. Cash flows provided by operating activities for fiscal 2005 were $23.8 million, consisting primarily of a net increase in cash of $7.8 million resulting from income before depreciation and amortization and other non-cash charges, and an increase in accounts payable, accrued expenses and other liabilities of $19.9 million, partially offset by a net decrease in cash of $2.9 million resulting from an increase in prepaid expenses and other assets. Cash flows provided by operating activities for fiscal 2004 were $19.9 million, consisting primarily of a net increase in cash of $10.2 million resulting from income before depreciation and amortization, a change in deferred income taxes of $4.2 million and a net increase in cash of $5.3 million resulting from an increase in accounts payable, accrued expenses and other liabilities, partially offset by a net decrease in cash of $1.7 million resulting from an increase in prepaid expenses and other assets.

Investing Activities. Cash flows used in investing activities for fiscal 2006 were $23.8 million, primarily due to purchases of property and equipment of $28.2 million, which included capital expenditures related to the four Morton’s steakhouses opened during fiscal 2006, and in part, the one Morton’s steakhouse opened during the first quarter of 2007 and the renovation of Trevi, partially offset by proceeds from the sale of marketable securities of $4.2 million. Cash flows used in investing activities for fiscal 2005 were $12.0 million due to purchases of property and equipment of $12.7 million, which included capital expenditures related to the four Morton’s steakhouses opened during fiscal 2005 and purchases of marketable securities of $7.1 million partially offset by proceeds from the sale of marketable securities of $7.2 million. Cash flows used in investing activities for fiscal 2004 were $15.1 million, primarily due to purchases of property and equipment of $11.9 million, which included capital expenditures related to the Morton’s steakhouse opened in the third quarter of fiscal 2004 and the three Morton’s steakhouses opened during the first quarter of 2005 and purchases of marketable securities of $10.7 million partially offset by proceeds from the sale of marketable securities of $6.4 million and insurance proceeds of approximately $1.0 million related to the Morton’s steakhouse formerly located at 90 West Street, New York, New York.

Financing Activities. Cash flows used in financing activities for fiscal 2006 were $15.8 million, primarily consisting of the repayment of our 7.5% senior secured notes, including a prepayment penalty, of $105.3 million, the repayment of MHCI’s 14.0% senior secured notes, including a prepayment penalty, of $56.8 million and the payment of deferred financing costs related to our senior revolving credit facility of $1.1 million partially offset by proceeds from the issuance of common stock, net of offering costs, of $103.7 million and net borrowings under our senior revolving credit facility of $43.8 million. Cash flows used in financing activities for fiscal 2005 were $3.0 million, consisting primarily of net principal reduction on obligations to financial institutions of $3.6 million, primarily due to the early repayment of two mortgages aggregating $3.4 million. Cash flows used in financing activities for fiscal 2004 were $12.1 million, primarily consisting of the payment of dividends of $43.7 million to MHLLC, net principal reduction on obligations to financial institutions of $5.8 million, primarily due to the early repayment of two mortgages aggregating $5.3 million, and the payment of deferred financing costs of $3.1 million relating to our 7.5% senior secured notes offering, MHCI’s 14.0% senior secured notes offering and our prior working capital facility partially offset by the proceeds from MHCI’s 14.0% senior secured notes offering of $40.0 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. As of December 31, 2006, we had outstanding borrowings of approximately $43.8 million under our senior revolving credit facility and approximately $0.1 million was restricted for letters of credit. As of December 31, 2006, we were in compliance with all of our financial covenants in the senior credit facility.

All of the $115.0 million senior revolving credit facility is available for letters of credit and up to $5.0 million is available for swingline loans. Subject to customary conditions, including the absence of defaults under the senior revolving credit facility, amounts available under the senior revolving credit facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swingline loans, until the maturity date thereof. The amount of borrowings that we may make under the senior revolving credit facility is reduced by the aggregate amount of our outstanding letters of credit and swingline loans.

The senior revolving credit facility also provides us with the right to seek to increase the facility by an additional $50.0 million, in the form of either additional revolving loans or term loans, on up to two occasions in a minimum principal amount of $25.0 million on each occasion, which we refer to as the incremental facility. None of the lenders under the revolving credit facility will be obligated to provide the incremental facility. If our then-existing lenders did not elect to provide commitments for all or a portion of the incremental facility, we would have to seek the remaining commitments from other lenders, although there can be no assurance that we would be able to do so. In addition, the incremental facility will only be available if (i) no default or event of default under the senior revolving credit facility has occurred and is continuing at the time of such increase, (ii) the borrower is in pro forma compliance with the financial covenants at the time of such increase, and (iii) the administrative agent for our senior revolving credit facility has received certain other documentation from the borrower. The portion of the incremental facility in the form of revolving loans may not have a shorter maturity or higher interest rate margins or fees than the senior revolving credit facility.

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

The senior revolving credit facility contains various affirmative and negative covenants customary for similar credit facilities. The affirmative covenants include, but are not limited to: compliance with environmental and other laws, maintenance of properties and insurance and covenants regarding guarantors. The negative covenants include, but are not limited to covenants that, subject to exceptions: (i) prohibit certain mergers and consolidations by us and our subsidiaries with other persons; (ii) limit the ability to change the lines of business in which we and our subsidiaries are involved; (iii) limit assets sales out of the ordinary course of business or sale-leaseback transactions; (iv) prohibit material changes in accounting policies; (v) prohibit changes in our fiscal year; (vi) limit our ability and our subsidiaries’ ability to enter into joint ventures, acquisitions and other investments; (vii) prohibit us and our subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (viii) prohibit us and our subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (ix) restrict us and our subsidiaries from entering into any agreement that prohibits any lien upon any of our or their properties or assets, or that prohibits or limits the ability of our subsidiaries to make distributions or other payments to us; (x) restrict us from redeeming, retiring or purchasing capital stock or declaring, paying or making any dividends or distributions with respect to capital stock or certain payments or prepayments of principal of, premium, or interest on, or redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any subordinated indebtedness; (xi) prohibit us and our subsidiaries from entering into any transaction with any of our affiliates on terms that are less favorable to us or that subsidiary than those that might be obtained at the time from a third party; and (xii) prohibit amendments and other modifications and waivers of material rights under certain material agreements or our organizational documents if the effect of such amendment, modification or waiver would be materially adverse to us or the lenders under the senior revolving credit facility.

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

The senior revolving credit facility contains events of default (subject to exceptions, thresholds and grace periods), including, without limitation for: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) inaccuracy or breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy related events (subject to limited exceptions for certain inactive subsidiaries or operating subsidiaries which cease operations); (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; (ix) certain ERISA matters; and (x) certain change of control events relating to us. Other than in respect of a bankruptcy related event of default, which would result in the automatic and immediate requirement to repay all borrowings and other amounts due, if an event of default occurs the lenders would be entitled to require the immediate repayment of all borrowings and other amounts due under the senior revolving credit facility and to seize and sell the collateral pledged to secure the borrowings and other obligations under the senior revolving credit facility.

Previously Outstanding 7.5% Senior Secured Notes.

On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010. The 7.5% senior secured notes were issued at a discount of 15%, resulting in a yield to maturity of 12.005%. On February 14, 2006, in connection with the IPO, we repaid these notes. See Note 6 to our 2006 consolidated financial statements.

Prior Working Capital Facility.

On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. On February 14, 2006, in connection with the IPO, we terminated this facility and pledged collateral to secure approximately $0.3 million of letters of credit outstanding under this facility and the collateral was subsequently returned to us.

MHCI’s Previously Outstanding 14.0% Senior Secured Notes.

On June 4, 2004, MHCI completed an offering of $40.0 million of its 14.0% senior secured notes due December 30, 2010. On February 14, 2006, in connection with the IPO, we repaid these notes. See Note 7 to our 2006 consolidated financial statements.

Prior CNL Loan.

In March 1997, one of our subsidiaries entered into a $2.5 million loan agreement with CNL Financial I, Inc. We repaid this loan in February 2005.

Mortgages.

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. On December 31, 2006 and January 1, 2006, the aggregate outstanding principal balance due on these loans was approximately $3.5 million and $3.6 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institutions” in the accompanying consolidated balance sheets. We repaid one mortgage loan in May 2003, one in September 2003, two in April 2004 and one in February 2005. The remaining mortgage loan outstanding as of December 31, 2006 bears interest at 8.98% and is scheduled to mature in March 2021. As of December 31, 2006, we were in compliance with all of our financial covenants in this mortgage loan.

Restaurant Operating Leases.

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto. See Note 12 to our 2006 consolidated financial statements.

Contractual Commitments.

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$2,689	$2,689	$2,689	$2,689	$46,489	$—	$57,245
Mortgage loan with GE Capital Franchise Finance, including interest	435	435	435	435	435	4,026	6,201

Subtotal	3,124	3,124	3,124	3,124	46,924	4,026	63,446
Operating leases	23,772	25,516	24,977	25,414	24,029	164,590	288,298
Purchase commitments	47,345	—	—	—	—	—	47,345
Letters of credit	112	—	—	—	—	—	112

Total	$74,353	$28,640	$28,101	$28,538	$70,953	$168,616	$399,201

(a)	Interest is based on borrowings as of December 31, 2006 and interest rates as of February 21, 2007.

Capital Expenditures. During fiscal 2006, our expenditures for fixed assets and related investment costs, plus expensed pre-opening costs, approximated $32.3 million. During fiscal 2006, capital expenditures were reduced by landlord development allowances of approximately $7.2 million. We estimate that we will expend up to an aggregate of $30.0 million in fiscal 2007 for fixed assets and related investment costs, including pre-opening costs of approximately $3.5 million, net of landlord contributions, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2007. We cannot be sure, however, that this will be the case.

Off-Balance Sheet Arrangements

Other than our operating leases, we do not have any off-balance sheet arrangements.

Net Operating Loss Carryforwards

At December 31, 2006, we had a federal and various state income tax net operating loss carryforwards aggregating approximately $8.1 million which expire in various periods through 2024. As of December 31, 2006, we had approximately $13.2 million in FICA and other tax credits expiring in various periods through 2026 available to reduce income taxes payable in future years. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. We consider the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the date of our 2002 acquisition by CHP III ($6.9 million) are to be applied, first to reduce to zero any goodwill related to the acquisition, and then to reduce to zero any noncurrent intangible assets related to the acquisition. See Note 10 to our 2006 consolidated financial statements.

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

Seasonality

Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume, and revenues generally being higher in the first and fourth fiscal quarters in part due to increased redemption of gift certificates and increased usage of Boardrooms, respectively.

The following table sets forth historical, unaudited quarterly revenues for our Morton’s and Bertolini’s restaurants that were open for the entire period from January 2, 2006 to December 31, 2006 (67 restaurants) and for the entire period from January 3, 2005 to January 1, 2006 (67 restaurants).

Comparable Restaurant Revenues

(dollars in thousands)

	2006		2005		2005		2004
	67 restaurants				67 restaurants
	$	%	$	%	$	%	$	%
First Quarter	74,068	26.3	71,016	26.3	73,381	26.4	72,854	26.8
Second Quarter	67,406	23.9	65,256	24.1	67,771	24.3	64,778	23.8
Third Quarter	60,198	21.4	59,024	21.8	61,110	21.9	60,022	22.1
Fourth Quarter	80,005	28.4	75,184	27.8	76,371	27.4	74,191	27.3

	281,677	100.0	270,480	100.0	278,633	100.0	271,845	100.0

New Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined therein. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated results of operations, cash flows and financial position.

During October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”), which requires a lessee to cease capitalizing rental costs during the construction period as of the first reporting period beginning after December 15, 2005, which is the effective date of FSP 13-1. In accordance with FSP 13-1, beginning January 2, 2006, rental costs incurred during the construction period have been recognized as rental expense, in pre-opening costs, which were not material to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

As of December 31, 2006, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2006, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of December 31, 2006, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $43.8 million. As a result, a hypothetical 10% fluctuation in interest rates, as of December 31, 2006, would have a $0.5 million, net of taxes, impact on earnings for fiscal 2006.

On February 14, 2006, in connection with the IPO, we repaid the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes, and we terminated our floating rate working capital facility.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements follow on pages 45 to 74.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Morton’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton’s Restaurant Group, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton’s Restaurant Group, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

New York, New York

March 2, 2007

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and January 1, 2006

(amounts in thousands)

	December 31, 2006	January 1, 2006
Assets
Current assets:
Cash and cash equivalents	$6,261	$19,456
Marketable securities	—	4,170
Accounts receivable	6,317	5,028
Inventories	11,764	10,230
Prepaid expenses and other current assets	8,688	9,291
Income tax receivable	—	685
Deferred income taxes, net	11,449	6,311

Total current assets	44,479	55,171

Property and equipment, net	90,870	66,469

Intangible asset	92,000	92,000
Goodwill	59,167	61,308
Other assets and deferred expenses, net	5,159	10,006

	$291,675	$284,954

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

December 31, 2006 and January 1, 2006

(amounts in thousands, except share and per share amounts)

	December 31, 2006	January 1, 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,065	$7,217
Accrued expenses, including deferred revenue from gift certificates of $21,254 and $17,194	48,657	39,873
Current portion of obligation to financial institution	124	114
Current portion of 14.0% senior secured notes	—	7,400
Accrued income taxes	1,161	170

Total current liabilities	59,007	54,774

7.5% senior secured notes, net of unamortized discount of $11,393 at January 1, 2006	—	93,607
14.0% senior secured notes, less current maturities	—	40,000
Borrowings under senior revolving credit facility	43,800	—
Obligation to financial institution, less current maturities	3,343	3,467
Deferred income taxes, net	16,272	20,774
Other liabilities	25,429	18,556

Total liabilities	147,851	231,178

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at December 31, 2006 and none authorized and issued at January 1, 2006	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized and 16,900,450 issued and outstanding at December 31, 2006 and 10,098,500 shares authorized, issued and outstanding at January 1, 2006	169	101
Additional paid-in capital	164,631	60,853
Accumulated other comprehensive income	4	209
Accumulated deficit	(20,980)	(7,387)

Total stockholders’ equity	143,824	53,776

	$291,675	$284,954

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years ended December 31, 2006, January 1, 2006 and January 2, 2005

(amounts in thousands, except share and per share amounts)

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Revenues	$321,982	$300,690	$276,334

Food and beverage costs	106,412	99,587	93,222
Restaurant operating expenses	151,061	140,998	127,000
Pre-opening costs	4,101	2,293	1,059
Depreciation and amortization	7,763	7,695	6,435
General and administrative expenses	23,016	22,643	18,949
Marketing and promotional expenses	6,068	5,472	8,472
Employee separation charge	—	6,625	—
Stock compensation expense associated with initial public offering	488	—	—
Management fee paid to related party	390	2,800	2,800

Operating income	22,683	12,577	18,397
Gain on insurance proceeds	—	—	(986)
Costs associated with the repayment of certain debt	28,003	174	264
Costs associated with the termination of management agreement	8,400	—	—
Gain on sale of investment	—	(664)	—
Interest expense, net	4,933	17,365	14,989

(Loss) income before income taxes	(18,653)	(4,298)	4,130
Income tax (benefit) expense	(5,060)	(95)	4,868

Net loss	$(13,593)	$(4,203)	$(738)

Net loss per share
Basic	$(0.84)	$(0.42)	$(0.07)
Diluted	$(0.84)	$(0.42)	$(0.07)

Shares used in computing net loss per share
Basic	16,124,262	10,098,500	10,098,500
Diluted	16,124,262	10,098,500	10,098,500

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal Years ended December 31, 2006, January 1, 2006 and January 2, 2005

(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 4, 2004	$—	$101	$96,974	$5,119	$128	$102,322
Comprehensive income (loss):
Net loss	—	—	—	(738)	—
Foreign currency translation adjustments	—	—	—	—	61

Total comprehensive income (loss)						(677)

Dividends paid	—	—	(36,124)	(7,565)	—	(43,689)
Amortization of MHLLC units	—	—	2	—	—	2

Balance at January 2, 2005	—	101	60,852	(3,184)	189	57,958
Comprehensive income (loss):
Net loss	—	—	—	(4,203)	—
Foreign currency translation adjustments	—	—	—	—	20

Total comprehensive income (loss)						(4,183)

Amortization of MHLLC units	—	—	1	—	—	1

Balance at January 1, 2006	—	101	60,853	(7,387)	209	53,776
Issuance of common stock in connection with IPO, including tax benefit of $552	—	60	91,502	—	—	91,562
Issuance of common stock in connection with underwriters’ exercise of over-allotment	—	8	12,671	—	—	12,679
Comprehensive income (loss):
Net loss	—	—	—	(13,593)	—
Foreign currency translation adjustments	—	—	—	—	(205)

Total comprehensive income (loss)						(13,798)

Dividend of Wilshire stock	—	—	(1,566)	—	—	(1,566)
Vesting of MHLLC units	—	—	488	—	—	488
Amortization of restricted stock	—	—	683	—	—	683

Balance at December 31, 2006	$—	$169	$164,631	$(20,980)	$4	$143,824

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended December 31, 2006, January 1, 2006 and January 2, 2005

(amounts in thousands)

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Cash flows from operating activities:
Net loss	$(13,593)	$(4,203)	$(738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,763	7,695	6,435
Amortization of deferred occupancy costs, bond discount and other deferred expenses	2,862	4,288	4,477
Gain on sale of investment	—	(664)	—
(Gain) loss on marketable securities	(5)	(92)	155
Gain on insurance proceeds	—	—	(986)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	20,833	—	—
Write-off of deferred financing costs	5,951	—	—
Issuance of PIK notes in lieu of interest	—	5,549	3,249
Redemption of PIK notes	—	(1,398)	—
Deferred income taxes	(6,947)	(1,830)	4,167
Change in assets and liabilities:
Accounts receivable	(1,284)	(679)	(509)
Income taxes receivable	685	(685)	—
Inventories	(1,520)	(920)	(185)
Prepaid expenses and other assets	(1,496)	(2,947)	(1,658)
Accounts payable, accrued expenses and other liabilities	12,408	19,893	5,341
Accrued income taxes	1,010	(191)	105

Net cash provided by operating activities	26,667	23,816	19,853

Cash flows from investing activities:
Purchases of property and equipment	(28,166)	(12,732)	(11,855)
Proceeds from insurance	165	—	986
Proceeds from sale of investment	—	674	—
Purchases of marketable securities	—	(7,143)	(10,684)
Proceeds from sale of marketable securities	4,175	7,177	6,417

Net cash used by investing activities	(23,826)	(12,024)	(15,136)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	68,500	—	—
Payments made on senior revolving credit facility	(24,700)	—	—
Repayment of 7.5% senior secured notes, including prepayment penalty	(105,317)	—	—
Repayment of 14.0% senior secured notes, including prepayment penalty	(56,765)	—	—
Principal reduction on obligations to financial institutions	(114)	(3,576)	(5,775)
Proceeds from 14.0% senior secured notes offering	—	—	40,000
Proceeds from issuance of common stock, net of offering costs	103,689	—	—
Payment of deferred financing costs	(1,076)	—	(3,139)
Decrease in restricted cash	—	548	552
Dividends paid	—	—	(43,689)

Net cash used by financing activities	(15,783)	(3,028)	(12,051)

Effect of exchange rate changes on cash	(253)	4	25

Net (decrease) increase in cash and cash equivalents	(13,195)	8,768	(7,309)
Cash and cash equivalents at beginning of period	19,456	10,688	17,997

Cash and cash equivalents at end of period	$6,261	$19,456	$10,688

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, January 1, 2006 and January 2, 2005

(1) Organization and Other Matters

Morton’s Restaurant Group, Inc. and subsidiaries (the “Company”) were until February 14, 2006 direct or indirect wholly-owned subsidiaries of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of Morton’s Restaurant Group, Inc. (“MRG”) on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company which was formed on April 4, 2002. MRG was incorporated as a Delaware corporation on October 3, 1988. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized MHCI’s assets and liabilities at their carrying amounts. Additionally in accordance with SFAS 141, these consolidated financial statements are presented as if MHCI was merged with and into MRG at the beginning of fiscal 2004. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which were MHCI’s only significant liability. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share (see Note 11).

The Company is engaged in the business of owning and operating restaurants under the names Morton’s The Steakhouse (“Morton’s”), Trevi (“Trevi”) and Bertolini’s Authentic Trattorias (“Bertolini’s”). As of December 31, 2006, the Company owned and operated 77 restaurants (73 Morton’s and four Italian restaurants (one Trevi and three Bertolini’s).

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Reporting period

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2006, fiscal 2005 and fiscal 2004 each consisted of 52 weeks.

(c) Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS No. 115, marketable securities of approximately $4,170,000 as of January 1, 2006 were accounted for as available for sale securities and were recorded at fair value. Unrealized gains and losses were not significant in fiscal 2005.

(d) Inventories

Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

(e) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. In fiscal 2006, fiscal 2005 and fiscal 2004 interest costs capitalized during the construction period for leasehold improvements were approximately $245,000, $151,000 and $46,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives.

(f) Other Assets and Deferred Expenses, Net

Other assets and deferred expenses, net in the accompanying consolidated balance sheets consisted of the following (amounts in thousands):

	December 31, 2006	January 1, 2006
Smallwares	$2,776	$2,662
Deferred financing costs	887	6,114
Deposits	460	354
Other	1,036	876

Total other assets and deferred expenses, net	$5,159	$10,006

As of December 31, 2006, deferred financing costs consisted of the costs associated with the $115,000,000 senior revolving credit facility with Wachovia Bank, National Association, as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders (see Note 8), which is being amortized over 5 years. As of January 1, 2006, deferred financing costs consisted of the costs associated with MHCI’s 14.0% senior secured notes offering (see Note 7), the 7.5% senior secured notes offering (see Note 6) and a senior secured working capital facility with Wells Fargo Foothill, Inc. (see Note 9), which were being amortized over 79 months, 7 years and 4 years, respectively. On February 14, 2006, in connection with the IPO, the Company repaid the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes and terminated the Wells Fargo Foothill, Inc. working capital facility. Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when initially purchased.

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

(h) Intangible Asset and Goodwill

The intangible asset represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and management believes that it is widely recognized and accepted by consumers in its respective

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

market as an indication of and recognition of service, value and quality. The intangible asset and goodwill are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In connection with the adoption of SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company considers a reporting unit to be an individual restaurant. The Company’s initial impairment review indicated that there was no impairment as of the date of adoption for goodwill that was acquired in prior business combinations.

SFAS No. 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired utilizing a two-step method. In the first step, the Company compares the fair value of a reporting unit to its carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, in order to measure the amount of impairment loss, the Company must compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Included in goodwill is a deferred tax liability of $35,880,000 recognized in connection with the identification of the intangible asset of $92,000,000. During fiscal 2004, goodwill was reduced by $389,000 representing tax benefits recorded with regard to changes in estimates of income tax uncertainties. Additionally, during the fourth quarter of fiscal 2004, goodwill was increased by $626,000 which represents an adjustment in purchase accounting as a result of a revision to a liability assumed at the time of purchase. During fiscal 2005, goodwill was reduced by $481,000 which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition. During fiscal 2006, goodwill was reduced by $2,141,000 which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition.

As of December 31, 2006, the Company performed its annual impairment test of goodwill and the non-amortizing intangible asset in accordance with SFAS No. 142. Based on its evaluation, the Company was not required to recognize an impairment.

(i) Derivative Financial Instruments

Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

The Company accounted for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As of December 31, 2006 and January 1, 2006, the Company did not have any derivative financial instruments. The Company had derivative financial instruments which consisted of two interest rate swap agreements with notional amounts of $20,000,000 each, which expired on October 24, 2004 and October 24, 2005. The Company’s interest rate swap agreements were originally designated as cash flow

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

hedges for purposes of SFAS No. 133. Based on regression analysis, the Company had determined that its interest rate swap agreements were highly effective. As a result of the July 7, 2003 repayment of the Company’s prior credit facility with a portion of the proceeds from the 7.5% senior secured notes offering, the two outstanding interest rate swap agreements at that date were subsequently accounted for as speculative instruments and resulting changes in their fair market value were charged or credited to interest expense, net in the consolidated statements of operations. The change in the fair market value has been recognized in interest expense, net in the consolidated statements of operations for fiscal 2005 and fiscal 2004.

(j) Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations included advertising expenses of approximately $1,423,000, $1,711,000 and $3,478,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Advertising costs are expensed as incurred.

(k) Pre-opening costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in “Pre-opening costs” in the accompanying consolidated statements of operations. Pre-opening costs incurred and recorded as expense for fiscal 2006, fiscal 2005 and fiscal 2004 were approximately $4,101,000, $2,293,000 and $1,059,000, respectively.

(l) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Cash paid for interest and income taxes for fiscal 2006, fiscal 2005 and fiscal 2004 were as follows (amounts in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Interest and fees, including amounts capitalized (see Note 2(e))	$3,909	$9,149	$9,584
Income taxes, net of refunds	1,110	2,619	597

(m) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, goodwill, intangible assets and valuation allowance for deferred income tax assets. Actual results could differ from those estimates.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

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

(o) Translation of Foreign Currencies

As of December 31, 2006, the Company owned and operated four international locations, one each in Hong Kong, Singapore, Toronto, Canada and Vancouver, Canada. The financial position and results of operations of the Company’s foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholders’ equity.

(p) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and equity adjustments from foreign currency translation and is presented in the consolidated statements of stockholders’ equity.

(q) Revenue Recognition

Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Gift cards and or certificates are sold in the ordinary course of business. Revenues are presented net of sales taxes. Proceeds from gift card and or certificate sales are recorded as deferred revenue at the time the gift card and or certificate is sold and are not recognized as revenue until the gift card and or certificate is redeemed. Beginning in fiscal 2006, gift card breakage income is recognized based on the Company’s historical redemption pattern (which is subject to change if or when actual patterns of redemption change). Based on historical information, the Company has determined that redemptions 48 months after issuance are remote and will likely never be redeemed. Accordingly, the Company records gift card breakage income 48 months after the date of issuance for all gift cards that have not been redeemed. During fiscal 2006, gift card breakage income, which amounted to approximately $544,000, is included in “Revenues” in the consolidated statement of operations.

(r) Net Loss Per Share

In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006 (see Note 11). Accordingly, basic and diluted shares for all periods presented have also been calculated based on the average shares outstanding, as adjusted for the 10,098.5 for one stock split.

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net loss per share has been computed by dividing net loss by the shares outstanding

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

as adjusted for the 10,098.5 for one stock split. In accordance with SFAS No. 128, diluted net income per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average number of common shares outstanding.

The 10,098,500 shares outstanding as adjusted for the stock split as of January 1, 2006 and January 2, 2005, included all shares issuable for no consideration to employees who were granted MHLLC common units pursuant to employee subscription agreements (see Note 13).

The following table sets forth the computation of basic and diluted net loss per share (amounts in thousands except share and per share amounts):

	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
Net loss available to common stockholders	$(13,593)	$(4,203)	$(738)

Shares:
Weighted average number of common shares outstanding	16,124,262	10,098,500	10,098,500
Dilutive potential common shares	—	—	—

Weighted average number of common shares outstanding	16,124,262	10,098,500	10,098,500

Basic net loss per share	$(0.84)	$(0.42)	$(0.07)

Diluted net loss per share	$(0.84)	$(0.42)	$(0.07)

(s) New Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined therein. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated results of operations, cash flows and financial position.

During October 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP 13-1”), which requires a lessee to cease capitalizing rental costs during the construction period as of the first reporting period beginning after December 15, 2005, which is the effective date of FSP 13-1. In accordance with FSP 13-1, beginning January 2, 2006, rental costs incurred during the construction period have been recognized as rental expense, in pre-opening costs, which were not material to the Company’s consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

(t) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(3) Restaurant Closing Costs and Other (Benefit) Charges

(a) Morton’s—90 West Street, NY

On December 23, 2004, the Company entered into a Settlement Agreement and General Release (the “Agreement”) with St. Paul Fire and Marine Insurance Company (“St. Paul”) pursuant to which the Company agreed to settle its claims against St. Paul for losses sustained in connection with the September 11, 2001 attacks involving business and property of the Morton’s steakhouse located at 90 West Street, New York, New York, two blocks from the World Trade Center which was closed permanently due to structural damage. The terms of the Agreement included payment to the Company of $4,254,000 and a mutual release and discharge with respect to the insurance contract between the Company and St. Paul for the property located at 90 West Street, New York, New York. The payment of $4,254,000 was received in December 2004.

The Company recorded a benefit, net of related costs, in “Restaurant operating expenses” in the accompanying consolidated statement of operations of approximately $2,775,000 for fiscal 2004 representing business interruption insurance recovery related to costs incurred from the closing of that restaurant. During fiscal 2004, the Company received $986,000 and recorded a gain relating to such property insurance.

(b) Certain Weather-Related Restaurant Closures

As a result of the impact of Hurricane Katrina, the Morton’s steakhouse in New Orleans was temporarily closed from August 28, 2005 until January 12, 2006. As of January 1, 2006, the Company had an insurance receivable of $538,000 representing insurance recoveries related to costs incurred from the temporary closing. During fiscal 2006, the Company received insurance proceeds of approximately $645,000 representing insurance recoveries related to costs incurred from the temporary closing of the Morton’s steakhouse in New Orleans. During fiscal 2006, the Company also received and recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $536,000 representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouse in New Orleans.

As a result of the impact of Hurricane Wilma, the Morton’s steakhouses in Boca Raton, Miami, North Miami and Palm Beach, Florida were temporarily closed for an average of 9 days in October 2005. As of January 1, 2006, the Company had an insurance receivable of $235,000 representing insurance recoveries related to costs incurred from the temporary closings. During fiscal 2006, the Company received insurance proceeds of approximately $304,000 representing insurance recoveries related to costs incurred from the temporary closings and property damaged of the Morton’s steakhouses in Boca Raton, Miami, North Miami and Palm Beach, Florida. During fiscal 2006, the Company also received and recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $133,000 representing business interruption insurance recoveries related to the temporary closings of the Morton’s steakhouses in Boca Raton, Miami, North Miami and Palm Beach, Florida.

These events adversely affected the Company’s results of operations in the third and fourth quarters of fiscal 2005.

(c) New Italian Restaurant

During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas,

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. During the construction period, the Company incurred rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it also lost the revenues that would have been generated had the existing restaurant remained open, all of which adversely affected its results of operations. During fiscal 2006, the Company incurred pre-opening expenses and other fixed costs relating to this new lease of $1,082,000.

(4) Property and Equipment

The costs and related accumulated depreciation and amortization of major classes of assets as of December 31, 2006 and January 1, 2006 are set forth below (amounts in thousands):

	December 31, 2006	January 1, 2006
Furniture, fixtures and equipment	$25,716	$19,251
Buildings and leasehold improvements	74,150	57,333
Land	8,474	8,474
Construction in progress	9,226	1,395

	117,566	86,453
Less accumulated depreciation and amortization	26,696	19,984

Net property and equipment	$90,870	$66,469

(5) Accrued Expenses

Accrued expenses at December 31, 2006 and January 1, 2006 consisted of the following (amounts in thousands):

	December 31, 2006	January 1, 2006
Deferred revenue from gift certificates and gift cards	$21,254	$17,194
Restaurant operating expenses	6,968	6,703
Accrued construction costs	4,619	632
Payroll and related taxes	4,547	4,387
Accrued legal costs	2,717	1,788
Sales and use tax	2,582	2,187
Current portion of separation agreement	2,200	1,945
Rent and property taxes	1,569	1,762
Other	2,201	3,275

Total accrued expenses	$48,657	$39,873

(6) 7.5% Senior Secured Notes

On July 7, 2003, the Company completed a private offering of $105,000,000 in aggregate principal amount at maturity of its 7.5% senior secured notes due 2010. The 7.5% senior secured notes were issued at a discount of 15%, resulting in a yield to maturity of 12.005%. On February 14, 2006, in connection with the IPO, the Company repaid the 7.5% senior secured notes (see Note 11).

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

(7) MHCI’s 14.0% Senior Secured Notes

On June 4, 2004, MHCI completed an offering of $40,000,000 of its 14.0% senior secured notes due December 30, 2010. On February 14, 2006, in connection with the IPO, the Company repaid MHCI’s 14.0% senior secured notes (see Note 11).

Interest on MHCI’s 14.0% senior secured notes was payable semi-annually in arrears on June 30th and December 30th in each year commencing on June 30, 2004 at the rate of 14% per annum. Interest was payable in cash, except that, on any interest payment date, the Company had the option to pay all or any portion of the interest payable by issuing additional notes (“PIK Notes”) in a principal amount equal to the interest the Company did not pay in cash on such date. Any such PIK Notes issued would be due no later than December 30, 2010. MHCI issued PIK Notes aggregating $5,549,000 and $3,249,000 during fiscal 2005 and fiscal 2004, respectively.

Pursuant to the MHCI notes, if at the end of a fiscal quarter the Company had cash and cash equivalents and marketable securities in excess of $5,000,000, excluding up to $750,000 of cash and cash equivalents held by one or more of the Company’s foreign subsidiaries, and was permitted to pay a dividend under the Restricted Payments covenant of the Company’s 7.5% senior secured notes (defined therein) (“Restricted Payment Covenant”), the Company was required to pay a dividend, to the extent permitted, to MHCI to repay outstanding PIK Notes. The dividend would have been in the amount of the lesser of the amount permitted under the Restricted Payment Covenant, the excess cash and cash equivalents and marketable securities over the $5,000,000 threshold or the aggregate outstanding PIK notes. On May 12, 2005 and August 17, 2005, MRG paid such dividends of approximately $995,000 and $461,000, respectively, to MHCI. On May 12, 2005 and August 17, 2005, MHCI redeemed approximately $945,000 and $453,000, respectively, of PIK notes and paid the related cash interest on such PIK notes of approximately $50,000 and $8,000, respectively.

(8) Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115,000,000 senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. This senior revolving credit facility matures on February 14, 2011. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of December 31, 2006, the Company had outstanding borrowings of approximately $43,800,000 under its senior revolving credit facility and approximately $112,000 was restricted for letters of credit. Management believes that the carrying value of outstanding borrowings approximates fair value since interest rates vary with market conditions. As of December 31, 2006, the Company was in compliance with all of its financial covenants in its senior revolving credit facility.

All of the $115,000,000 senior revolving credit facility is available for letters of credit and up to $5,000,000 is available for swingline loans. Subject to customary conditions, including the absence of defaults under the senior revolving credit facility, amounts available under the senior revolving credit facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swingline loans, until the maturity date thereof. The amount of borrowings that the Company may make under the senior revolving credit facility is reduced by the aggregate amount of the Company’s outstanding letters of credit and swingline loans.

The senior revolving credit facility also provides the Company with the right to seek to increase the facility by an additional $50,000,000, in the form of either additional revolving loans or term loans, on up to two

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

occasions in a minimum principal amount of $25,000,000 on each occasion, which are referred to as the incremental facility. None of the lenders under the revolving credit facility will be obligated to provide the incremental facility. If the Company’s then-existing lenders do not elect to provide commitments for all or a portion of the incremental facility, the Company would have to seek the remaining commitments from other lenders, although there can be no assurance that the Company would be able to do so. In addition, the incremental facility will only be available if (i) no default or event of default under the senior revolving credit facility has occurred and is continuing at the time of such increase, (ii) the borrower is in pro forma compliance with the financial covenants at the time of such increase and (iii) the administrative agent for the senior revolving credit facility has received certain other documentation from the borrower. The portion of the incremental facility in the form of revolving loans may not have a shorter maturity or higher interest rate margins or fees than the senior revolving credit facility.

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

The applicable margin for the senior revolving credit facility is determined quarterly based on the Company’s adjusted leverage ratio for the trailing twelve month period calculated from the most recently delivered financial statements. The applicable margin for LIBOR rate loans ranges from 0.625% to 1.000% based on the Company’s adjusted leverage ratio and the applicable margin for base rate loans is 0.000%.

The senior revolving credit facility contains various affirmative and negative covenants customary for similar credit facilities. The affirmative covenants include, but are not limited to: compliance with environmental and other laws, maintenance of properties and insurance and covenants regarding guarantors. The negative covenants include, but are not limited to, covenants that, subject to exceptions: (i) prohibit certain mergers and consolidations by the Company and its subsidiaries with other persons; (ii) limit the ability to change the lines of business in which the Company and its subsidiaries are involved; (iii) limit assets sales out of the ordinary course of business or sale-leaseback transactions; (iv) prohibit material changes in accounting policies; (v) prohibit changes in the Company’s fiscal year; (vi) limit the Company’s ability and its subsidiaries’ ability to enter into joint ventures, acquisitions and other investments; (vii) prohibit the Company and its subsidiaries from incurring additional indebtedness and from guaranteeing obligations of others; (viii) prohibit the Company and its subsidiaries from creating, incurring, assuming or permitting to exist any lien on or with respect to any property or asset; (ix) restrict the Company and its subsidiaries from entering into any agreement that prohibits any lien upon any of the Company’s or its subsidiaries’ properties or assets, or that prohibits or limits the ability of the Company’s subsidiaries to make distributions or other payments to the Company; (x) restrict the Company from redeeming, retiring or purchasing capital stock or declaring, paying or making any dividends or distributions with respect to capital stock or certain payments or prepayments of principal of, premium, or interest on, or redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any subordinated indebtedness; (xi) prohibit the Company and its subsidiaries from entering into any transaction with any of its affiliates on terms that are less favorable to the Company or that subsidiary than those that might be obtained at the time from a third party; and (xii) prohibit amendments and other modifications and waivers of material rights under certain material agreements or the Company’s organizational documents if the effect of such amendment, modification or waiver would be materially adverse to the Company or the lenders under the senior revolving credit facility.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

Under the senior revolving credit facility, the Company is required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of 5:1 and a limit on the Company’s capital expenditures. The Company’s annual capital expenditures are not allowed to exceed $33,500,000 for fiscal year 2006, $27,500,000 for fiscal years 2007 and 2008 and $30,000,000 for fiscal year 2009 and thereafter. This covenant also provides for a one year carry-forward of unused amounts from the prior fiscal year.

The senior revolving credit facility contains events of default (subject to exceptions, thresholds and grace periods), including, without limitation for: (i) nonpayment of principal or interest; (ii) failure to perform or observe covenants; (iii) inaccuracy or breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy related events (subject to limited exceptions for certain inactive subsidiaries or operating subsidiaries which cease operations); (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; (ix) certain ERISA matters; and (x) certain change of control events relating to the Company. Other than in respect of a bankruptcy related event of default, which would result in the automatic and immediate requirement to repay all borrowings and other amounts due, if an event of default occurs the lenders would be entitled to require the immediate repayment of all borrowings and other amounts due under the senior revolving credit facility and to seize and sell the collateral pledged to secure the borrowings and other obligations under the senior revolving credit facility.

(9) Obligation to Financial Institution

Obligation to financial institution consisted of the following (amounts in thousands):

	December 31, 2006	January 1, 2006
Mortgage loan with GE Capital Franchise Finance bearing interest at 8.98% scheduled to mature in March 2021	$3,467	$3,581
Less current portion of obligation to financial institution	124	114

Obligation to financial institution, less current maturities	$3,343	$3,467

Future maturities of the Company’s obligation to financial institution were as follows as of December 31, 2006 (amounts in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Mortgage loan with GE Capital Franchise Finance	$124	$136	$149	$164	$179	$2,715	$3,467

Concurrently with the closing of the 7.5% senior secured notes offering (see Note 6), the Company entered into a $15,000,000 senior secured working capital facility with Wells Fargo Foothill, Inc. As of January 1, 2006, there were no outstanding borrowings under the Company’s working capital facility and $275,000 was restricted for letters of credit. On February 14, 2006, the Company terminated this facility and pledged collateral to secure approximately $275,000 of letters of credit outstanding under the facility. The Company’s working capital facility was scheduled to mature on July 7, 2007.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

Costs associated with the repayment of certain debt of $28,003,000 for fiscal 2006 represents (1) a prepayment premium of approximately $11,500,000 in connection with the repayment of all of the outstanding 7.5% senior secured notes, (2) a prepayment premium of approximately $9,400,000 in connection with the repayment of all of MHCI’s outstanding 14.0% senior secured notes, (3) approximately $900,000 of investment banking and legal fees in connection with the tender offer for the 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (4) the write-off of deferred financing and other costs relating to the 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and the prior working capital facility of approximately $6,000,000 and (5) approximately $200,000 of fees related to the termination of the prior working capital facility. Costs associated with the repayment of certain debt of $174,000 for fiscal 2005 represents prepayment penalties that were incurred with the early repayment of certain mortgages.

(10) Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations were as follows (amounts in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Domestic operations	$(23,186)	$(7,795)	$2,182
Foreign operations	4,533	3,497	1,948

Total	$(18,653)	$(4,298)	$4,130

Income tax (benefit) expense was comprised of the following (amounts in thousands):

		Fiscal 2006	Fiscal 2005	Fiscal 2004
Federal:	Current	$(235)	$691	$451
	Deferred	(6,933)	(930)	3,576

		(7,168)	(239)	4,027
Foreign:	Current	1,426	588	475
	Deferred	(67)	68	(348)

		1,359	656	127
State and Local:	Current	694	714	563
	Deferred	55	(1,226)	151

		749	(512)	714

Income tax (benefit) expense		$(5,060)	$(95)	$4,868

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (amounts in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Computed “expected” tax (benefit) expense	$(6,528)	$(1,461)	$1,404
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	487	139	360
Foreign rate differential	266	517	248
FICA and other tax credits	(1,846)	(73)	1,591
Change in valuation allowance	—	(588)	80
Non-deductible interest	1,849	1,248	906
Change in effective state rate	638	(487)	—
Change in tax status of foreign subsidiaries	—	643	—
Other, net	74	(33)	279

	$(5,060)	$(95)	$4,868

During fiscal 2004 and fiscal 2005, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1,658,000 to the Company’s income tax expense for fiscal 2004. The Company’s fiscal 2006 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. The Company’s fiscal 2006 effective tax rate differs from its fiscal 2005 effective tax rate due to the fact that during the fourth quarter of fiscal 2005, the Company determined it would elect to treat its Singapore and Hong Kong subsidiaries as separate taxable corporations and in 2006, the Company determined that it would elect to treat certain of its employee-portion FICA tax payments and its foreign tax payments as income tax credits rather than the current income tax deductions it had elected in 2005.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2006 and fiscal 2005 are presented below (amounts in thousands):

	December 31, 2006	January 1, 2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$8,116	$2,263
Capital loss carryforwards	11	108
Deferred revenue on gift certificates and gift cards	3,678	2,946
Accrued timing differences	2,613	3,308
Accretion of bond discount and deferred financing	—	1,862
Foreign taxes	1,656	942
Property and equipment depreciation	328	757
Deferred rent and start-up amortization	2,636	1,907
FICA and other tax credits	13,211	10,300

Total gross deferred tax assets	32,249	24,393
Less valuation allowance	(1,974)	(2,393)

Net deferred tax assets	30,275	22,000
Deferred tax liabilities:
Intangible asset	34,062	35,503
Smallwares	1,036	960

Total gross deferred tax liabilities	35,098	36,463

Net deferred tax liabilities	$(4,823)	$(14,463)

At December 31, 2006, the Company had a federal and various state income tax net operating loss carryforwards, capital loss carryforwards, foreign tax credits and FICA and other tax credits expiring in various periods through 2024, 2010, 2016 and 2026, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Sections 382 and 383 of the Internal Revenue Code limit the amount of federal net operating losses, capital loss carryovers and FICA credits, generated prior to the effective date of the acquisition of the Company in July 2002, that may be used in future periods. Generally, the utilization of these attributes will be limited on an annual basis to the value of the acquired business, at the date of ownership change, multiplied by the federal long-term tax-exempt rate at the date of the transaction. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $102,419,000. Federal taxable (loss) for the fiscal year ended December 31, 2006 was estimated to be approximately ($16,895,000). The Company assesses the recoverability of its net deferred tax asset based upon the level of historical income and projections of future taxable income. Deferred tax assets arising from capital losses have been fully reserved. Management believes the Company will generate sufficient taxable income to realize its net deferred tax assets as of December 31, 2006.

Tax benefits that are recognized in future periods by the elimination of the valuation allowance at the acquisition date $(6,852,000) are to be applied, first to reduce to zero any goodwill related to the acquisition, and

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

then to reduce to zero any noncurrent intangible assets related to the acquisition. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

During fiscal 2006, goodwill was reduced by $2,141,000, which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition and as a result of revisions to a deferred tax asset valuation allowance assumed at the time of purchase. During fiscal 2005, goodwill was reduced by $481,000, which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of purchase. State net operating losses which were subject to valuation allowances have also been adjusted downward to reflect the proper balances at year end.

FICA and other gross tax credits of $13,491,000 have been recorded as deferred tax assets by the Company. Included in these credits are credits aggregating $11,893,000 that are for a portion of the employer paid social security taxes on employee cash tips. The remainder of the credits are for Empowerment Zone and other credits. All of these credits are available to offset federal income tax in future years. These credits must generally be utilized after all federal net operating loss carryovers are utilized. For credits generated in tax years beginning before 1998 the carryforward period is 15 years. For credits generated in tax years beginning after 1997, the carryforward period is 20 years.

The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1994	$2	2009
1995	862	2010
1996	1,290	2011
1997	1,348	2012
1998	1,498	2018
1999	1,944	2019
2000	2,399	2020
2001	46	2021
2002	181	2022
2003	48	2023
2004	436	2024
2005	330	2025
2006	3,107	2026

	$13,491

In 2006, the Company determined that it would elect to treat foreign tax payments of $905,000 as income tax credits rather than the current income tax deductions. The credits expire in 2016.

The Company operates in the foreign jurisdictions of Canada, Singapore and Hong Kong. The foreign subsidiaries, with the exception of the Canadian operations, had operated as single member limited liability companies which were disregarded for U.S. federal income tax purposes, and were incorporated entities in their jurisdiction of operation through October 2, 2005. Therefore, the taxable income or loss of these foreign

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

subsidiaries had been recognized on the Company’s U.S. federal income tax return and any foreign taxes paid were available as foreign tax credits subject to certain limitations, or as deductions against taxable income in the U.S. As of October 3, 2005, the Company has elected to treat its Singapore and Hong Kong subsidiaries as separate taxable corporations.

U.S. deferred taxes on undistributed earnings of $1,555,000 of foreign subsidiaries have not been recognized under the indefinite reversal criterion in Accounting Principles Board (“APB”) Opinion No. 23 because they are considered permanent in nature. The American Jobs Creation Act of 2004 (the “American Jobs Creation Act”), adopted on October 22, 2004, provided for a special one-time tax deduction, or dividend received deduction, of 85% of qualifying foreign earnings that are repatriated in either a company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. After careful analysis, the Company determined it would not repatriate any foreign earnings under this provision.

(11) Capital Stock

In February 2006, the Company and certain selling stockholders sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share in an IPO. The Company’s registration statement on Form S-1 filed with the SEC was declared effective on February 8, 2006. The Company received net proceeds of approximately $91,010,000 from the sale of shares of common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by it. The Company used the net proceeds of the IPO, together with proceeds of $63,000,000 from borrowings under its senior revolving credit facility (see Note 8) and $20,195,000 of available cash, as follows: (1) approximately $106,258,000 to repay all of its outstanding 7.5% senior secured notes, including a prepayment penalty of approximately $11,468,000 and accrued interest of $941,000, (2) approximately $57,043,000 to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium of $9,365,000 and accrued interest of $278,000, (3) approximately $8,400,000 to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc., (4) approximately $1,076,000 to pay the financing fees related to its $115,000,000 senior revolving credit facility, which was entered into in connection with the IPO, (5) approximately $957,000 to pay the investment banking and legal fees in connection with the tender offer of its 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $196,000 to pay fees related to the termination of the Company’s prior working capital facility and (7) approximately $275,000 to collateralize outstanding letters of credit issued under the prior working capital facility.

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

In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock at $17.00 per share. The Company received net proceeds of approximately $12,679,000 from the sale of these additional shares, after deducting underwriting discounts and commissions. During March 2006, the Company used the proceeds from the underwriters’ exercise of the over-allotment to repay a portion of the $63,000,000 of borrowings under its senior revolving credit facility.

As of December 31, 2006, the authorized capital of MRG consisted of 100,000,000 shares of common stock at $0.01 par value per share with 16,900,450 shares of common stock issued and outstanding and 30,000,000 shares of preferred stock at $0.01 par value per share with no shares issued or outstanding. At January 1, 2006,

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

the authorized capital of MRG consisted of 10,098,500 shares of common stock, as adjusted for the stock split, at $0.01 par value per share, authorized issued and outstanding. Such shares had been issued to MHLLC upon the acquisition of the Company on July 25, 2002. On June 4, 2004, MHLLC contributed its 10,098,500 shares of common stock of MRG to MHCI, a newly formed wholly-owned subsidiary of MHLLC, in exchange for 10,098,500 shares of common stock of MHCI, constituting 100% of the authorized common stock of MHCI.

On January 4, 2006, the Company purchased from the holders thereof outstanding common stock, warrants to purchase preferred stock and warrants to purchase common stock of Wilshire Restaurant Group, Inc. (“Wilshire”), an affiliate of Castle Harlan. The aggregate purchase price was approximately $1,600,000. Prior to the IPO, the Company dividended these securities, as well as shares of common stock and preferred stock of Wilshire that it purchased in 1999, to MHLLC. MHLLC then transferred a portion of these securities to Wilshire and a portion to affiliates of Castle Harlan, in each case at the same price as the Company paid in the January 4, 2006 purchase. The transfer by MHLLC to affiliates of Castle Harlan was in exchange for cancellation of approximately $1,600,000 of return on capital and accreted preferred yield that the affiliates of Castle Harlan were entitled to receive with respect to their preferred units of MHLLC. The number of preferred units of MHLLC that were cancelled as a result of the transaction was approximately 1,500.

On June 3, 2004, the Company paid a dividend of $6,789,000 to MHLLC.

On June 4, 2004, MHCI completed an offering of $40,000,000 of its 14.0% senior secured notes. The notes were secured by the assets of MHCI, which included the stock of MRG. MHCI used the proceeds of the offering to make a distribution of $36,900,000 to MHLLC’s equity holders and to pay fees and expenses related to the issuance. On February 14, 2006, in connection with the IPO, the Company repaid these notes.

(12) Operating Leases

The Company’s operations are generally conducted in leased premises. As of December 31, 2006, remaining lease terms range from two to 35 years.

In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are included in “Other liabilities” in the accompanying consolidated balance sheets and the total amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets as a credit to rent expense. As of December 31, 2006 and January 1, 2006, approximately $4,163,000 and $882,000, respectively, of development allowances were due from lessors and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent rental provisions based upon a percentage of gross revenues and or provide for rent deferral during the initial term of such leases. Included in “Other liabilities” in the accompanying consolidated balance sheets at December 31, 2006 and January 1, 2006 are accruals related to such rent deferrals and landlord allowances of approximately $23,183,000 and $14,319,000, respectively. For financial reporting purposes, such leases are accounted for on a straight-line rental basis. The Company recorded non-cash rent in accordance with SFAS No. 13 of $1,097,000, $907,000 and $1,440,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively, which is included in “Restaurant operating expenses” in the accompanying consolidated statements of operations.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

Future minimum annual rental commitments under the Company’s operating leases are approximately as follows (amounts in thousands):

Fiscal 2007	$23,772
Fiscal 2008	25,516
Fiscal 2009	24,977
Fiscal 2010	25,414
Fiscal 2011	24,029
Fiscal 2012 and thereafter	164,590

Total minimum lease payments	$288,298

Contingent rental payments on building leases are made based upon a percentage of gross revenues of the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $2,523,000, $2,636,000 and $2,409,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Rental expense, inclusive of contingent rent, for all such leases was approximately $23,451,000, $21,558,000 and $19,710,000 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

(13) Employee Subscription Agreements

Certain of the Company’s executives and other employees were granted common units of MHLLC, which represented an ownership interest in MHLLC, pursuant to employee subscription agreements. MHLLC’s Board approved 1,711,344 common units available for grant of which 1,497,585, 26,200, 2,400, 20,800, 1,600 and 150,000 were granted on August 26, 2003, June 21, 2004, October 28, 2004, January 25, 2005, May 24, 2005 and July 26, 2005, respectively. On August 26, 2003, June 21, 2004, October 28, 2004, January 25, 2005, May 24, 2005 and July 26, 2005, the fair value of each common unit granted was $0.01. Common units granted to an employee pursuant to employee subscription agreements were granted at no cost to the employee. These common units were subject to vesting. Fifty percent of the granted common units were to vest upon certain dates if the employee was employed as of such date as follows:

For selected employees employed as of July 25, 2002 in “qualified positions” (as determined by the MHLLC’s board of advisors), the dates and vesting percentages for the common units based on time-vesting were as follows:

Date	Percentage
July 25, 2005	40%
July 25, 2006	70%
July 25, 2007	100%

For selected employees not employed as of July 25, 2002 in “qualified positions,” the dates and vesting percentages for the common units based on time-vesting were as follows:

Date	Percentage
Third anniversary of date of grant	40%
Fourth anniversary of date of grant	70%
Fifth anniversary of date of grant	100%

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

However, if the employee had been continuously employed by the Company from the date of grant to the date of certain change of control events, any unvested time vesting units would immediately vest simultaneously with the consummation of the change of control.

In addition, fifty percent of the common units were to vest upon certain change of control events or liquidation events if, upon the occurrence of such an event, Castle Harlan Partners III, L.P. achieved an internal rate of return of at least 30% and the employee was employed as of such date. Upon termination of employment, unvested common units would be forfeited and vested common units would be subject to repurchase pursuant to the terms of MHLLC’s operating agreement. Stock-based employee compensation expense related to this plan would be charged to the Company based on the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

On July 25, 2005, 255,850 common units vested. On December 30, 2005, in connection with the separation agreement the Company entered into with Allen J. Bernstein (see Note 15), 239,588 common units previously granted to Mr. Bernstein vested. In February 2006, the 994,733 MHLLC common units not already vested, vested prior to the IPO. In connection with the vesting of the 994,733 MHLLC common units, the Company recorded compensation expense of approximately $488,000 during February 2006. The MHLLC common units entitled the holder thereof to receive shares of the Company’s common stock in a distribution by MHLLC that was effected prior to the IPO. The distribution of shares of the Company’s common stock to the holders of the MHLLC common units was made using outstanding shares of the Company’s common stock that were owned by MHLLC and therefore did not involve the issuance of new shares of the Company’s common stock. Employees received one share of the Company’s stock for approximately 2.7 MHLLC common units held by them.

The Company recognized compensation expense of approximately $1,000 and $2,000 relating to the vesting of common units granted in the consolidated statements of operations for fiscal 2005 and fiscal 2004, respectively. The compensation expense recorded during fiscal 2005 and fiscal 2004 represented the straight-line amortization of the difference between the fair value at the date of grant of $0.01 per common unit and the exercise price (which was zero) of the common units of the outstanding time-vesting common units for the respective period.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

values as determined by the market approach and the income approach) to the then outstanding debt and preferred units. After allocating the value of the outstanding debt and preferred units, it was determined that no value remained to the common units. As a result, the MHLLC board of advisors assigned a nominal value ($0.01) to each common unit of MHLLC granted.

The market value approach was based on acquisition multiples for a comparable group of public restaurant companies, computing average ratios and applying these multiples to MHLLC. The acquisition of the Company by Castle Harlan, Inc. in July 2002, in an arm’s length transaction with an active bidding process, was effected at multiples of 8 times earnings before interest, taxes, depreciation and amortization, 13 times earnings before interest and taxes and 4.7 times earnings before interest, taxes, depreciation, amortization and rent. These multiples were used in the third party’s June 29, 2003 and January 4, 2004 appraisals as they were considered to be the best indicator of the value of the Company.

The income approach was based on forecasted cash flows discounted using discount factors that took into account the timing and risk associated with the forecasted free cash flows. Cash flows were discounted at a weighted average cost of capital of 14% and 12% in the third party’s June 29, 2003 and January 4, 2004 appraisals, respectively, calculated based on a group of public restaurant companies that the Company believed to be comparable.

(14) Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of December 31, 2006, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On February 9, 2006, prior to and in connection with the IPO, the Company granted and issued 241,500 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. On July 25, 2006 and October 17, 2006, the Company granted and issued 2,100 shares and 8,350 shares, respectively, of restricted stock to certain of its employees pursuant to the equity incentive plan.

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan was as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted	251,950
Vested	—
Forfeited	(8,750)

Unvested restricted stock outstanding as of December 31, 2006	243,200

As of December 31, 2006, there were 1,545,800 shares available for grant. On January 31, 2007, the Company granted and issued 245,300 shares of restricted stock to certain of its employees pursuant to the equity incentive plan.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

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

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statement of operations (amounts in thousands):

Fiscal 2006
Restaurant operating expenses	$141
General and administrative expenses	519
Marketing and promotional expenses	23

Stock-based compensation expense before income tax benefit	683
Income tax benefit	(258)

Net compensation expense	$425

Stock-based compensation expense, net of related income taxes, resulted in an increase in basic and diluted net loss per share of $0.03 and $0.03, respectively, for fiscal 2006.

As of December 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards, net of estimated forfeitures, was $3,261,000. This cost will be recognized over the remainder of the five-year vesting period from the applicable grant date.

(15) Employment Agreements

On December 30, 2005, the Company entered into a separation agreement with Allen J. Bernstein, its former President and Chief Executive Officer, in connection with his retirement. The agreement provides that, among other things, Mr. Bernstein is entitled to the following benefits: (i) his annual bonus for 2005 and (ii) a payment of $7,000,000, payable in twelve quarterly installments beginning January 2, 2006. During the fourth quarter of fiscal 2005, the Company recorded a pre-tax charge of $6,625,000 with respect to the present value of payments pursuant to the separation agreement with Mr. Bernstein, as well as other charges related to the separation. As of December 31, 2006 and January 1, 2006, the accrual relating to separation payments to Mr. Bernstein was $4,446,000 and $6,245,000, respectively, of which the current portion of $2,200,000 and $1,945,000, respectively, is included in “Accrued expenses” (see Note 5) and the long-term portion of $2,246,000 and $4,300,000, respectively, is included in “Other liabilities,” in the accompanying consolidated balance sheets.

On January 20, 2006, the Company entered into the third amended and restated employment agreement with Thomas J. Baldwin, effective as of January 1, 2006, to serve as its Chairman of the Board of Directors, Chief Executive Officer and President. The agreement, as amended, is terminable by the Company with certain restrictions. The amended agreement provides for the annual base salary to be increased each year to reflect the rate of increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers or at a faster rate at the discretion of the Board of Directors.

(16) Employee Benefit Plans

Employees of the Company who are over the age of 21 and who have completed one year of service are eligible for voluntary participation in the Morton’s of Chicago Inc. Profit Sharing and Cash Accumulation Plan.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions paid in fiscal 2006, fiscal 2005 and fiscal 2004 were approximately $388,000, $685,000 and $602,000, respectively.

(17) Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Miami as a consolidated action with approximately four claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1,700,000 in damages, exclusive of liquidated damages and interest, and $1,000,000 in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification. In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, payment for hours worked off the clock (in the Miami arbitration and in the individual Florida arbitrations only), liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The claimants in Florida and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

The arbitrator ruled that the request would be held in abeyance pending a showing that the claimants are similarly situated. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

In March 2006, a former employee of the Burbank, California Morton’s restaurant filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff has appealed. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to estimate the damages sought by plaintiff, or what the ultimate outcome of the appeal will be.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or arbitrator or a settlement could adversely impact the Company’s results of operations in any given period.

(18) Related Party Transactions

On July 25, 2002, MHLLC entered into a management agreement with Castle Harlan, Inc. (the majority unit-holder of MHLLC), which was amended as of July 7, 2003. Pursuant to the management agreement, Castle Harlan, Inc. agreed to provide business and organizational strategy, financial and investment management, advisory and merchant and investment banking services in exchange for fees of $2,800,000 per year plus out-of-pocket expenses. These fees and expenses were to be paid by the Company to the extent permitted by the indenture governing the 7.5% senior secured notes. In October 2002, MHLLC, Castle Harlan, Inc. and Laurel Crown Capital, LLC: Series One—LC/Morton’s (a significant unit-holder of MHLLC) (“Laurel Crown”) entered into a letter agreement, pursuant to which Castle Harlan, Inc. agreed to provide a portion of the annual fee to Laurel Crown in exchange for Laurel Crown’s assistance in providing the services to MHLLC under the management agreement. At January 1, 2006, included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet was approximately $157,000 representing a prepayment of this management fee. In connection with the IPO, MHLLC’s management agreement with Castle Harlan, Inc. and Laurel Crown was terminated. Costs associated with the termination of the management agreement of $8,400,000 for fiscal 2006 represent the fee relating to the termination of this agreement with Castle Harlan in conjunction with the IPO.

(19) Interim Financial Information (unaudited)

The following is a summary of selected quarterly financial data for the fiscal years ended December 31, 2006 and January 1, 2006 (amounts in thousands, except per share information):

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$83,090	$77,980	$70,048	$90,864	$321,982
Operating income	8,156	4,946	1,118	8,463	22,683
(Loss) income before taxes	(30,432)	4,009	166	7,604	(18,653)
Income tax (benefit) expense	(8,806)	1,504	264	1,978	(5,060)
Net (loss) income	(21,626)	2,505	(98)	5,626	(13,593)
Net (loss) income per share
Basic	(1.57)	0.15	(0.01)	0.33	(0.84)
Diluted	$(1.57)	$0.15	$(0.01)	$0.33	$(0.84)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 31, 2006, January 1, 2006 and January 2, 2005

Fiscal 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$77,338	$72,940	$66,844	$83,568	$300,690
Operating income (loss)	6,514	4,289	(107)	1,881	12,577
Income (loss) before taxes	2,697	12	(4,469)	(2,538)	(4,298)
Income tax expense (benefit)	2,462	(38)	(3,779)	1,260	(95)
Net income (loss)	235	50	(690)	(3,798)	(4,203)
Net income (loss) per share
Basic	0.02	0.01	(0.07)	(0.38)	(0.42)
Diluted	$0.02	$0.01	$(0.07)	$(0.38)	$(0.42)

(20) Subsequent Events (unaudited)

On January 31, 2007, the Company granted and issued 245,300 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In our 2005 Form 10-K, we identified a material weakness in internal control resulting from inadequate internal resources necessary to review the provision for income taxes. The Company has taken what it believes to be appropriate steps to remedy this weakness, including hiring a management level accountant whose explicit responsibilities include reviewing, on a quarterly basis, the Company’s provision for income taxes. Additionally, the Company has supplemented its internal competence in this area by utilizing personnel from a third-party professional service firm (other than the Company’s independent registered public accounting firm), with expertise in accounting for income taxes, in the preparation and review of the Company’s income tax provision. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following information appearing in the Company’s definitive proxy statement, to be filed with respect to the Company’s 2007 annual meeting of stockholders (the “Proxy Statement”), is incorporated herein by reference:

•

Information appearing under the heading “Election of Directors—Information Regarding Board of Directors and Committees”, including biographical information regarding nominees for election to and members of, the Board of Directors;

•	Information appearing under the heading “Reporting Under Section 16(a) of the Securities and Exchange Act of 1934”; and,

•

Information appearing under the headings “Election of Directors—Information Regarding Board of Directors and Committees—Corporate Governance” and “Election of Directors—Information Regarding Board of Directors and Committees—Board Committees,” regarding the membership and function of the Audit and Compensation Committee, and the financial expertise of its members.

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

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Election of Directors—Information Regarding Board of Directors and Committees—Director Compensation Table,” “Election of Directors—Information Regarding Board of Directors and Committees—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing in the Proxy Statement, under the headings “Executive Compensation—Equity Incentive Plan” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing in the Proxy Statement, under the headings “Election of Directors—Information Regarding Board of Directors and Committees—Director Independence” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s independent registered public accounting firm and approval of services by our audit committee, appearing in the Proxy Statement under the heading “Appointment of Auditors,” is incorporated herein by reference.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date March 2, 2007	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 2, 2007	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 2, 2007	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 2, 2007	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date March 2, 2007	By:	/s/ JOHN K. CASTLE
John K. Castle
Director

Date March 2, 2007	By:	/s/ LEE M. COHN
Lee M. Cohn
Director

Date March 2, 2007	By:	/s/ DR. JOHN J. CONNOLLY
Dr. John J. Connolly
Director

Date March 2, 2007	By:	/s/ ROBERT A. GOLDSCHMIDT
Robert A. Goldschmidt
Director

Date March 2, 2007	By:	/s/ STEPHEN E. PAUL
Stephen E. Paul
Director

Date March 2, 2007	By:	/s/ DAVID B. PITTAWAY
David B. Pittaway
Director

Date March 2, 2007	By:	/s/ DIANNE H. RUSSELL
Dianne H. Russell
Director

Date March 2, 2007	By:	/s/ ZANE TANKEL
Zane Tankel
Director

Date March 2, 2007	By:	/s/ ALAN A. TERAN
Alan A. Teran
Director

Date March 2, 2007	By:	/s/ JUSTIN B. WENDER
Justin B. Wender
Director

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.2	Amended and Restated By-Laws of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

4.1	Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton’s Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2004 (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.2	Letter Agreement, dated October 23, 2002, among Fleet National Bank and Morton’s Restaurant Group, Inc. regarding an Interest Rate Swap Transaction, terminating on October 24, 2005 (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-4, filed on November 26, 2003, and incorporated by reference)

4.3	Specimen of Common Stock Certificate (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.1+	Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)

10.4	Form of Indemnification Agreement for directors and executive officers (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.5	Settlement Agreement and General Release by and between Morton’s Restaurant Group, Inc. and St. Paul Fire and Marine Insurance Company (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated December 23, 2004, and incorporated by reference)

10.6	Registration Rights Agreement, dated as of January 31, 2006, as amended, by and among Morton’s Restaurant Group, Inc., Castle Harlan Partners III, L.P., Laurel Crown Capital, LLC: Series One-LC/Morton’s and certain other parties thereto (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.7	Letter Agreement, dated December 30, 2005, between Morton’s Restaurant Group, Inc. and Allen J. Bernstein (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 9, 2006, and incorporated by reference)

10.8+	Third Amended and Restated Employment Agreement, dated January 20, 2006, between Morton’s Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.9+	Letter Agreement, dated January 11, 2006 between Morton’s Restaurant Group, Inc. and James W. Kirkpatrick (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

Exhibit Number	Description

10.10+	Form of Employee Subscription Agreement of Morton’s Holdings, LLC (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.11+	2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.12+	Letter Agreement, dated July 1, 2005, between Morton’s Restaurant Group, Inc. and Edie A. Ames (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated July 12, 2005, and incorporated by reference)

10.13	Form of Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, the parties designated as lenders therein, Wachovia Bank, N.A., Royal Bank of Canada, Wachovia Capital Markets, LLC and RBC Capital Markets (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.14	Form of Security Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.15	Form of Pledge Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

21.1*	List of Subsidiaries of Morton’s Restaurant Group, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contracts or compensatory plans or arrangements.