Form 10-Q
period 2007-04-01
MORTONS RESTAURANT GROUP INC
filed 2007-05-02
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of April 20, 2007, the registrant had 17,377,101 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.    Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	April 1, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,479	$ 6,261
Accounts receivable	5,534	6,317
Inventories	11,666	11,764
Prepaid expenses and other current assets	9,986	8,688
Deferred income taxes, net	10,056	11,449

Total current assets	41,721	44,479

Property and equipment, at cost:
Furniture, fixtures and equipment	28,352	25,716
Buildings and leasehold improvements	87,532	74,150
Land	8,474	8,474
Construction in progress	2,388	9,226

	126,746	117,566
Less accumulated depreciation and amortization	29,032	26,696

Net property and equipment	97,714	90,870

Intangible asset	92,000	92,000
Goodwill	59,167	59,167
Other assets and deferred expenses, net	5,230	5,159

	$295,832	$291,675

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	April 1, 2007	December 31, 2006
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,605	$ 9,065
Accrued expenses, including deferred revenue from gift certificates and gift cards of $18,964 and $21,254, respectively	42,341	48,657
Current portion of obligation to financial institution	127	124
Accrued income taxes	1,189	1,161

Total current liabilities	52,262	59,007

Borrowings under senior revolving credit facility	50,300	43,800
Obligation to financial institution, less current maturities	3,310	3,343
Deferred income taxes, net	16,272	16,272
Other liabilities	24,620	25,429

Total liabilities	146,764	147,851

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at April 1, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized and 16,936,651 and 16,900,450 issued and outstanding at April 1, 2007 and December 31, 2006, respectively	169	169
Additional paid-in capital	164,854	164,631
Accumulated other comprehensive income	27	4
Accumulated deficit	(15,982)	(20,980)

Total stockholders’ equity	149,068	143,824

	$295,832	$291,675

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended
	April 1, 2007	April 2, 2006
	(unaudited)
Revenues	$88,887	$83,090

Food and beverage costs	30,109	27,645
Restaurant operating expenses	40,717	37,812
Pre-opening costs	986	629
Depreciation and amortization	2,333	1,717
General and administrative expenses	5,288	5,076
Marketing and promotional expenses	1,458	1,177
Stock compensation expense associated with initial public offering	—	488
Management fee paid to related party	—	390

Operating income	7,996	8,156
Costs associated with the repayment of certain debt	—	28,003
Costs associated with the termination of management agreement	—	8,400
Interest expense, net	881	2,185

Income (loss) before income taxes	7,115	(30,432)
Income tax expense (benefit)	2,117	(8,806)

Net income (loss)	$4,998	$(21,626)

Net income (loss) per share
Basic	$0.30	$(1.57)
Diluted	$0.29	$(1.57)

Shares used in computing net income (loss) per share
Basic	16,917,158	13,795,696
Diluted	16,960,664	13,795,696

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	April 1, 2007	April 2, 2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$4,998	$(21,626)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash charges	2,885	3,034
Gain on marketable securities	—	(5)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	—	20,833
Write-off of deferred financing costs	—	5,951
Deferred income taxes	1,393	(9,624)
Change in assets and liabilities:
Accounts receivable	786	(674)
Inventories	101	435
Prepaid expenses and other assets	(1,417)	100
Accounts payable, accrued expenses and other liabilities	(6,190)	(3,053)
Accrued income taxes	32	537

Net cash provided by (used in) operating activities	2,588	(4,092)

Cash flows from investing activities:
Purchases of property and equipment	(10,709)	(2,905)
Proceeds from sale of marketable securities	—	4,175

Net cash (used in) provided by investing activities	(10,709)	1,270

Cash flows from financing activities:
Borrowings on senior revolving credit facility	6,500	63,000
Payments made on senior revolving credit facility	—	(14,500)
Repayment of 7.5% senior secured notes, including prepayment penalty	—	(105,317)
Repayment of 14.0% senior secured notes, including prepayment penalty	—	(56,765)
Proceeds from issuance of common stock, net of offering costs	—	104,006
Restricted stock cancelled for employee minimum income taxes	(201)	—
Tax benefit related to restricted shares vested	58	—
Principal reduction on obligation to financial institution	(30)	(28)
Payment of deferred financing costs	—	(1,020)
Increase in restricted cash	—	(275)

Net cash provided by (used in) financing activities	6,327	(10,899)

Effect of exchange rate changes on cash	12	(344)

Net decrease in cash and cash equivalents	(1,782)	(14,065)
Cash and cash equivalents at beginning of period	6,261	19,456

Cash and cash equivalents at end of period	$4,479	$5,391

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

April 1, 2007 and April 2, 2006

1)    Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company which was formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. Additionally in accordance with SFAS No. 141, these financial statements are presented as if MHCI was merged with and into MRG at the beginning of fiscal 2006. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which were MHCI’s only significant liability. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock from the Company at $17.00 per share.

2)    Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid cash interest of approximately $864,000 (which includes capitalized interest of approximately $89,000) and $1,379,000 (which includes capitalized interest of approximately $33,000), and income taxes, net of refunds, of approximately $636,000 and $288,000, for the three month periods ended April 1, 2007 and April 2, 2006, respectively.

3)    Income Taxes

The Company’s effective income tax rate was 29.8% for the three month period ended April 1, 2007 compared with 28.9% for the three month period ended April 2, 2006. The tax rate for the three month period ended April 1, 2007 reflects the Company’s estimated annual effective tax rate for fiscal 2007. This rate differs from the statutory rate due to the establishment of deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries.

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006 and the Company has implemented this interpretation as of January 1, 2007. Previously, the Company had accounted for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company has recognized interest expense, which is classified as tax expense in the consolidated statements of operations, in the first period the interest would begin accruing according to the provisions of the relevant tax law. This classification has been consistent in the Company’s previous annual and quarterly filings. The amount of interest expense to be recognized is computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with this interpretation and the amount previously taken or expected to be taken in a tax return.

Prior to the implementation of FIN 48, the Company had recorded reserves for uncertain tax positions that may become payable in future years as a result of examinations by tax authorities. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company has determined that its accounting for uncertain tax positions is consistent with its previously recorded contingencies. The amount of unrecognized tax benefits and the related interest and penalties as of April 1, 2007 is not material to the Company’s consolidated financial statements. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

4)    Net Income (Loss) per Share

In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Accordingly, all references to number of shares in the consolidated financial statements and accompanying notes for periods prior to February 6, 2006 have been adjusted to reflect the 10,098.5 for one stock split.

The shares outstanding prior to the IPO, 10,098,500 shares as adjusted for the stock split, include all shares issuable for no consideration to employees who were granted MHLLC common units pursuant to employee subscription agreements. (See Note 6).

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the shares outstanding as adjusted for the 10,098.5 for one stock split. In accordance with SFAS No. 128, diluted net income per common share reflects the potential dilution from unvested restricted stock awards. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average number of common shares outstanding. The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three month periods ended
	April 1, 2007	April 2, 2006
Net income (loss) available to common stockholders	$4,998	$(21,626)

Shares:
Weighted average number of common shares outstanding	16,917,158	13,795,696
Dilutive potential common shares	43,506	—

Weighted average number of common shares outstanding	16,960,664	13,795,696

Basic net income (loss) per share	$0.30	$(1.57)
Diluted net income (loss) per share	$0.29	$(1.57)

5)    Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three month periods ended April 1, 2007 and April 2, 2006 are as follows (amounts in thousands):

	Three month periods ended
	April 1, 2007	April 2, 2006
Net income (loss)	$4,998	$(21,626)
Other comprehensive income (loss):
Foreign currency translation	23	(336)

Total comprehensive income (loss)	$5,021	$(21,962)

6)    Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of April 1, 2007, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On February 9, 2006, prior to and in connection with the IPO, the Company granted and issued 241,500 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. On July 25, 2006 and October 17, 2006, the Company granted and issued 2,100 shares and 8,350 shares, respectively, of restricted stock to certain of its employees pursuant to the equity incentive plan. On January 31, 2007, the Company granted and issued 245,300 shares of restricted stock to certain of its employees pursuant to the equity incentive plan.

Activity relating to the equity incentive plan was as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted	251,950
Vested	—
Forfeited	(8,750)

Unvested restricted stock outstanding as of December 31, 2006	243,200
Granted	245,300
Vested	(46,310)
Forfeited	(1,740)

Unvested restricted stock outstanding as of April 1, 2007	440,450

As of April 1, 2007, there were 1,302,240 shares available for grant.

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

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended
	April 1, 2007	April 2, 2006
Restaurant operating expenses	$74	$22
General and administrative expenses	280	82
Marketing and promotional expenses	12	4

Stock-based compensation expense before income tax benefit	366	108
Income tax benefit	(135)	(41)

Net compensation expense	$231	$67

Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.01 and $0.01 in basic and diluted net income per share, respectively, for the three month period ended April 1, 2007. Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.01 and $0.01 in basic and diluted net loss per share, respectively, for the three month period ended April 2, 2006.

As of April 1, 2007, total remaining unrecognized compensation cost related to unvested stock-based payment awards, net of estimated forfeitures, was $7,135,000. This cost will be recognized over a five year vesting period from the applicable grant date.

Employee Subscription Agreements

In prior years, certain of our executives and other employees were granted common units of MHLLC, which represented an ownership interest in MHLLC, pursuant to employee subscription agreements. Common units granted to an employee pursuant to employee subscription agreements were granted at no cost to the employee. These common units were subject to vesting. Fifty percent of the granted common units were time-vesting common units and vested upon certain dates if the employee was employed as of such date. However, if the employee had been continuously employed by the Company from the date of grant to the date of a change of control, any unvested time vesting units immediately vested simultaneously with the consummation of the change of control.

In addition, fifty percent of the granted common units vested upon certain change of control or liquidation events if the employee was employed as of such date. In February 2006, the unvested 994,733 MHLLC common units, vested prior to the IPO. In connection with the vesting of the 994,733 MHLLC common units, the Company recorded compensation expense of approximately $488,000 during February 2006. The MHLLC common units entitled the holder thereof to receive shares of the Company’s common stock in a distribution by MHLLC that was effected prior to the IPO. The distribution of shares of the Company’s common stock to the holders of the MHLLC common units was made using outstanding shares of the Company’s common stock that were owned by MHLLC and therefore did not involve the issuance of new shares of the Company’s common stock. Employees received one share of the Company’s stock for approximately 2.7 MHLLC common units held by them.

7)    Financial Information about Geographic Areas

Income (loss) before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended
	April 1, 2007	April 2, 2006
Domestic	$6,033	$(31,367)
Foreign	1,082	935

Total	$7,115	$(30,432)

8)    Restaurant Activity

During February 2007, a new Morton’s steakhouse was opened in San Jose, California. With the exception of the Morton’s steakhouse in New Orleans, which was temporarily closed from August 28, 2005 until January 12, 2006 due to the effects of Hurricane Katrina, no Morton’s steakhouses were closed during the three month periods ended April 1, 2007 and April 2, 2006.

The Company has entered into leases to open new Morton’s steakhouses in Annapolis, MD; Boston (Seaport District), MA; Cincinnati, OH; Coral Gables, FL; Naperville, IL; Woodland Hills, CA and Macau, China.

During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. During the construction period, the Company incurred rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it also lost the revenues that would have been generated had the existing restaurant remained open, all of which adversely affected its results of operations. During the three month period ended April 1, 2007, the Company incurred pre-opening expenses and other fixed costs of approximately $421,000 relating to this new lease. There were no comparable costs recorded during the three month period ended April 2, 2006.

9)    Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees. The Florida case is proceeding as a collective action with approximately 25 claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1,700,000 in damages, exclusive of liquidated damages and interest, and $1,000,000 in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification. In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The claimants in Florida and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The Company opposed that request. The arbitrator ruled that the request would be held in abeyance pending a showing that the claimants are similarly situated. The plaintiff filed a motion for class certification. The Company is opposing that motion. No class has been certified to date. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff has appealed. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to estimate the damages sought by the plaintiff, or what the ultimate outcome of the appeal will be.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Month Period Ended April 1, 2007 (13 weeks) compared to Three Month Period Ended April 2, 2006 (13 weeks)

Our net income for the three month period ended April 1, 2007 was $5.0 million compared to our net loss of $21.6 million for the three month period ended April 2, 2006. The increase in net income is due in part to the impact of new restaurants, net of the related food and beverage costs, as discussed below. In addition, during the three month period ended April 2, 2006, in connection with our IPO, we incurred costs associated with the repayment of certain debt and costs associated with the termination of our management agreement aggregating approximately $36.4 million. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the two periods being compared.

We believe we may incur a net loss or generate a small profit in the third quarter of fiscal 2007 due to the seasonality of our business, with revenues generally being less in the third quarter primarily due to our reduced summer volume. Due to the timing and the concentration of new restaurant development anticipated during the summer months, we expect to incur higher pre-opening costs for the second and third quarters and less for the fourth quarter of fiscal 2007 versus the comparable fiscal quarters of 2006.

Revenues increased $5.8 million, or 7.0%, to $88.9 million for the three month period ended April 1, 2007 from $83.1 million for the three month period ended April 2, 2006. Revenues increased $5.2 million due to the opening of five new restaurants (one in the three month period ended April 1, 2007 and four in fiscal 2006). Revenues increased $0.4 million due to an increase in revenues from comparable restaurants. Revenues increased due to gift card breakage income of $0.9 million, including $0.7 million related to expired gift certificates, recorded during the three month period ended April 1, 2007. There was no gift card breakage income recorded during the three month period ended April 2, 2006. Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana, which was closed from August 28, 2005 to January 12, 2006, increased $0.5 million. Revenues relating to our Italian restaurant in Las Vegas, Nevada decreased $1.2 million primarily due to the temporary closing for renovation of our Bertolini’s restaurant which reopened as Trevi on February 2, 2007. Average revenue per restaurant open all of either period decreased 1.9%. Revenues for the three month period ended April 1, 2007 also reflect the impact of aggregate menu price increases of approximately 0.5% in February 2006, 0.5% in June 2006 and 2.0% in December 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006.

Percentage changes in restaurant revenues for the three month period ended April 1, 2007 (13 weeks) versus the three month period ended April 2, 2006 (13 weeks) for comparable restaurants were as follows:

Percentage Change Three month period ended April 1, 2007 (13 weeks) vs. Three month period ended April 2, 2006 (13 weeks)
Morton’s	0.5%
Bertolini’s	(3.3)%
Total	0.4%

Food and beverage costs increased $2.5 million, or 8.9%, to $30.1 million for the three month period ended April 1, 2007 from $27.6 million for the three month period ended April 2, 2006. This increase was primarily due to the opening of five additional restaurants (one in the three month period ended April 1, 2007 and four in fiscal 2006). These costs as a percentage of revenues increased by 0.6% to 33.9% for the three month period ended April 1, 2007 from 33.3% for the three month period ended April 2, 2006. This increase was due to higher food costs.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $2.9 million, or 7.7%, to $40.7 million for the three month period ended April 1, 2007 from $37.8 million for the three month period ended April 2, 2006. This increase was primarily due to increased wages and benefits as well as increased utility costs and rent expense. Included in the three month periods ended April 1, 2007 and April 2, 2006 is non-cash rent recorded in accordance with SFAS No. 13 of $0.1 million and $0.3 million, respectively. Restaurant operating expenses as a percentage of revenues increased 0.3% to 45.8% for the three month period ended April 1, 2007 from 45.5% for the three month period ended April 2, 2006.

Pre-opening costs increased $0.4 million, or 56.8%, to $1.0 million for the three month period ended April 1, 2007 from $0.6 million for the three month period ended April 2, 2006. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.6 million, or 35.9%, to $2.3 million for the three month period ended April 1, 2007 from $1.7 million for the three month period ended April 2, 2006.

General and administrative expenses increased $0.2 million, or 4.2%, to $5.3 million for the three month period ended April 1, 2007 from $5.1 million for the three month period ended April 2, 2006. This increase was primarily due to increased legal and professional costs and increased salary, bonus, stock-based compensation and benefit costs. General and administrative expenses as a percentage of revenues decreased 0.2% to 5.9% for the three month period ended April 1, 2007 from 6.1% for the three month period ended April 2, 2006.

Marketing and promotional expenses increased $0.3 million, or 23.9%, to $1.5 million for the three month period ended April 1, 2007 from $1.2 million for the three month period ended April 2, 2006. These costs as a percentage of revenues increased 0.2% to 1.6% for the three month period ended April 1, 2007 from 1.4% for the three month period ended April 2, 2006. These increases were primarily due to the timing of our marketing expenditures and an increase in public relations costs.

Stock compensation expense associated with the IPO was $0.5 million for the three month period ended April 2, 2006. This represents a one-time charge relating to the vesting of MHLLC common units granted to certain employees prior to the IPO.

Management fee paid to related party was $0.4 million for the three month period ended April 2, 2006. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc. The management agreement was terminated in conjunction with our IPO in February 2006.

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

Costs associated with the termination of the management agreement of $8.4 million for the three month period ended April 2, 2006 represent a fee relating to the termination of MHLLC’s management agreement with Castle Harlan, Inc. in conjunction with the IPO.

Interest expense, net decreased $1.3 million, or 59.7%, to $0.9 million for the three month period ended April 1, 2007 from $2.2 million for the three month period ended April 2, 2006. This decrease is due to the repayment of the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes in connection with the IPO, partially offset by the interest relating to borrowings under our senior revolving credit facility. Interest income was not significant in either of these periods.

Provision for income taxes consisted of an income tax expense of $2.1 million for the three month period ended April 1, 2007 and an income tax benefit of $8.8 million for the three month period ended April 2, 2006. Our effective tax rate of 29.8% for the three month period ended April 1, 2007 differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. Our effective tax rate of 28.9% for the three month period ended April 2, 2006, differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes, non-deductible interest and the status of foreign subsidiaries.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next several years through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of April 1, 2007, we had cash and cash equivalents of $4.5 million compared to $6.3 million as of December 31, 2006.

Working Capital and Cash Flows

As of April 1, 2007, we had and in the future we may have, a negative working capital balance. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for current expenses, which consist primarily of food and supplies, rent and payroll, historically have been used for noncurrent capital expenditures and or to repay debt.

Operating Activities. Cash flows provided by operating activities for the three month period ended April 1, 2007 were $2.6 million, consisting primarily of net income before depreciation and amortization of $7.9 million and deferred income taxes of $1.4 million, partially offset by a decrease in operating assets and liabilities of $6.7 million.

Investing Activities. Cash flows used in investing activities for the three month period ended April 1, 2007 were $10.7 million due to purchases of property and equipment.

Financing Activities. Cash flows provided by financing activities for the three month period ended April 1, 2007 were $6.3 million, primarily consisting of borrowings under our senior revolving credit facility of $6.5 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. (“Wachovia”). Our senior revolving credit facility matures on February 14, 2011. As of April 1, 2007, we had outstanding borrowings of approximately $50.3 million under our senior revolving credit facility at a weighted average interest rate of 6.13% and approximately $0.1 million was restricted for letters of credit. As of April 1, 2007, we were in compliance with all of our financial covenants.

Previously Outstanding 7.5% Senior Secured Notes

On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010. The notes were issued at a discount of 15% and a yield to maturity of 12.005%. On February 14, 2006, in connection with the IPO, we repaid these notes.

Prior Working Capital Facility

On July 7, 2003, we entered into a $15.0 million senior secured working capital facility with Wells Fargo Foothill, Inc. On February 14, 2006, in connection with the IPO, we terminated this facility.

MHCI’s Previously Outstanding 14.0% Senior Secured Notes

On June 4, 2004, MHCI completed an offering of $40.0 million of its 14.0% senior secured notes due December 30, 2010. On February 14, 2006, in connection with the IPO, we repaid these notes.

Mortgages

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. We repaid five of these mortgage loans during fiscal 2003, fiscal 2004 and fiscal 2005. On April 1, 2007 and December 31, 2006, the aggregate outstanding principal balance due on the remaining mortgage loan was approximately $3.4 million and $3.5 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The remaining mortgage loan outstanding as of April 1, 2007 bears interest at 8.98% and is scheduled to mature in March 2021. As of April 1, 2007, we were in compliance with all of our financial covenants.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of April 1, 2007:

	Remainder of 2007
		2008	2009	2010	2011	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$2,314	$3,086	$3,086	$3,086	$50,686	$—	$62,258
Mortgage loan with GE Capital Franchise Finance, including interest	326	435	435	435	435	4,026	6,092

Subtotal	2,640	3,521	3,521	3,521	51,121	4,026	68,350
Operating leases	18,228	25,952	25,489	25,933	24,538	171,414	291,554
Purchase commitments	35,682	—	—	—	—	—	35,682
Letters of credit	112	—	—	—	—	—	112

Total	$56,662	$29,473	$29,010	$29,454	$75,659	$175,440	$395,698

(a)	Interest is based on borrowings as of April 1, 2007 and current interest rates.

During the first three months of fiscal 2007, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $11.7 million. We estimate that we will spend up to approximately $32.5 million in fiscal 2007, including the $11.7 million recorded in the first three months of fiscal 2007, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12.21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures are expected to be reduced by landlord development allowances of approximately $6.3 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2007. We cannot be sure, however, that this will be the case.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has implemented this interpretation as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“The Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, timely construction and opening of new restaurants, the Company’s liquidity and capital resources, prevailing interest rates, legal and regulatory matters, demographic trends, traffic patterns, employee availability, benefits and cost increases, product safety and availability, government regulation, the Company’s ability to maintain adequate financing facilities and other risks detailed in the Company’s most recent Form 10-K and in this and the Company’s other reports filed from time to time with the Securities and Exchange Commission. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Other unknown unpredictable factors also could harm the Company’s results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk relating primarily to interest rates and changes in foreign currency exchange rates.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of April 1, 2007, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $50.3 million. As a result, a hypothetical 10% fluctuation in interest rates would have a $0.1 million impact on earnings for the three month period ended April 1, 2007.

As of April 1, 2007, we owned and operated four international restaurants, one in Hong Kong, one in Singapore, one in Toronto, Canada and one in Vancouver, Canada, and have signed a lease for a new Morton’s steakhouse in Macau, China. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 1, 2007, to be material.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the SEC rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of April 1, 2007. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.    Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees. The Florida case is proceeding as a collective action with approximately 25 claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, but there has been no determination as to damages or attorneys’ fees. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.0 million in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification. In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The claimants in Florida and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The Company opposed that request. The arbitrator ruled that the request would be held in abeyance pending a showing that the claimants are similarly situated. The plaintiff filed a motion for class certification. The Company is opposing that motion. No class has been certified to date. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff has appealed. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to estimate the damages sought by the plaintiff, or what the ultimate outcome of the appeal will be.

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

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: May 2, 2007	BY:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2007	BY:	/s/ RONALD M. DINELLA
Ronald M. DiNella Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)