Form 10-Q
period 2007-09-30
MORTONS RESTAURANT GROUP INC
filed 2007-10-31
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 22, 2007, the registrant had 17,379,915 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I—Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,283	$6,261
Accounts receivable	6,361	6,317
Inventories	11,115	11,764
Prepaid expenses and other current assets	7,797	8,688
Deferred income taxes, net	10,603	11,449

Total current assets	40,159	44,479

Property and equipment, at cost:
Furniture, fixtures and equipment	31,439	25,716
Buildings and leasehold improvements	95,144	74,150
Land	8,474	8,474
Construction in progress	9,867	9,226

	144,924	117,566
Less accumulated depreciation and amortization	34,251	26,696

Net property and equipment	110,673	90,870

Intangible asset	92,000	92,000
Goodwill	59,158	59,167
Other assets and deferred expenses, net	5,411	5,159

	$307,401	$291,675

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,934	$9,065
Accrued expenses, including deferred revenue from gift certificates and gift cards of $17,001 and $21,254, respectively	41,027	48,657
Current portion of obligation to financial institution	133	124
Accrued income taxes	636	1,161

Total current liabilities	51,730	59,007

Borrowings under senior revolving credit facility	54,800	43,800
Obligation to financial institution, less current maturities	3,241	3,343
Deferred income taxes, net	16,272	16,272
Other liabilities	29,908	25,429

Total liabilities	155,951	147,851

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized and 16,936,969 and 16,900,450 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	169	169
Additional paid-in capital	165,578	164,631
Accumulated other comprehensive income	123	4
Accumulated deficit	(14,420)	(20,980)

Total stockholders’ equity	151,450	143,824

	$307,401	$291,675

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Nine month periods ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(unaudited)
Revenues	$78,872	$70,048	$253,372	$231,118
Food and beverage costs	26,240	23,359	84,748	76,388
Restaurant operating expenses	39,856	36,116	121,748	111,390
Pre-opening costs	1,823	1,039	3,638	1,971
Depreciation and amortization	2,733	1,980	7,640	5,593
General and administrative expenses	6,472	5,181	17,852	16,412
Marketing and promotional expenses	1,769	1,255	5,586	4,266
Stock compensation expense associated with initial public offering	—	—	—	488
Management fee paid to related party	—	—	—	390

Operating (loss) income	(21)	1,118	12,160	14,220
Costs associated with the repayment of certain debt	—	—	—	28,003
Costs associated with the termination of management agreement	—	—	—	8,400
Interest expense, net	922	952	2,764	4,074

(Loss) income before income taxes	(943)	166	9,396	(26,257)
Income tax (benefit) expense	(207)	264	2,836	(7,038)

Net (loss) income	$(736)	$(98)	$6,560	$(19,219)

Net (loss) income per share
Basic	$(0.04)	$(0.01)	$0.39	$(1.21)
Diluted	$(0.04)	$(0.01)	$0.39	$(1.21)

Shares used in computing net (loss) income per share
Basic	16,936,908	16,900,450	16,930,239	15,865,532
Diluted	16,936,908	16,900,450	16,980,479	15,865,532

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	September 30, 2007	October 1, 2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$6,560	$(19,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	10,201	7,890
Gain on marketable securities	—	(5)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	—	20,833
Write-off of deferred financing costs	—	5,951
Deferred income taxes	778	(8,642)
Change in assets and liabilities:
Accounts receivable	(20)	(401)
Income tax receivable	—	(235)
Inventories	705	168
Prepaid expenses and other assets	487	(259)
Accounts payable, accrued expenses and other liabilities	(903)	(1,985)
Accrued income taxes	(493)	864

Net cash provided by operating activities	17,315	4,960

Cash flows from investing activities:
Purchases of property and equipment	(30,061)	(15,159)
Proceeds from sale of marketable securities	—	4,175

Net cash used in investing activities	(30,061)	(10,984)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	11,000	66,500
Payments made under senior revolving credit facility	—	(17,200)
Repayment of 7.5% senior secured notes, including prepayment penalty	—	(105,317)
Repayment of 14.0% senior secured notes, including prepayment penalty	—	(56,765)
Proceeds from issuance of common stock, net of offering costs	—	103,711
Restricted stock cancelled for employee minimum income taxes	(202)	—
Tax benefit related to restricted shares vested	58	—
Principal reduction on obligation to financial institution	(93)	(85)
Payment of deferred financing costs	—	(1,076)

Net cash provided by (used in) financing activities	10,763	(10,232)

Effect of exchange rate changes on cash	5	(369)

Net decrease in cash and cash equivalents	(1,978)	(16,625)
Cash and cash equivalents at beginning of period	6,261	19,456

Cash and cash equivalents at end of period	$4,283	$2,831

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2007 and October 1, 2006

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

2) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest of approximately $2,561,000 (which includes capitalized interest of approximately $242,000) and $2,964,000 (which includes capitalized interest of approximately $67,000), and income taxes, net of refunds, of approximately $2,457,000 and $965,000, for the nine month periods ended September 30, 2007 and October 1, 2006, respectively.

3) Income Taxes

The Company’s effective income tax rate was 30.2% for the nine month period ended September 30, 2007 compared with 26.8% for the nine month period ended October 1, 2006. The tax rate for the nine month period ended September 30, 2007 reflects the Company’s estimated annual effective tax rate for fiscal 2007. This rate differs from the statutory rate due to the establishment of deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries.

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recorded based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006 and the Company has implemented this interpretation as of January 1, 2007. Previously, the Company had accounted for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

Prior to the implementation of FIN 48, the Company had recorded reserves for uncertain tax positions that may become payable in future years as a result of examinations by tax authorities. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company has determined that its accounting for uncertain tax positions is consistent with its previously recorded contingencies. The amount of unrecognized tax benefits and the related interest and penalties as of September 30, 2007 is not material to the Company’s consolidated financial statements. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

4) Net (Loss) Income per Share

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

	Three month periods ended		Nine month periods ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net (loss) income available to common stockholders	$(736)	$(98)	$6,560	$(19,219)

Shares:
Weighted average number of basic common shares outstanding	16,936,908	16,900,450	16,930,239	15,865,532
Dilutive potential common shares	—	—	50,240	—

Weighted average number of diluted common shares outstanding	16,936,908	16,900,450	16,980,479	15,865,532

Basic net (loss) income per share	$(0.04)	$(0.01)	$0.39	$(1.21)
Diluted net (loss) income per share	$(0.04)	$(0.01)	$0.39	$(1.21)

5) Comprehensive Income (Loss)

The components of comprehensive income (loss) for the nine month periods ended September 30, 2007 and October 1, 2006 are as follows (amounts in thousands):

	Nine month periods ended
	September 30, 2007	October 1, 2006
Net income (loss)	$6,560	$(19,219)
Other comprehensive income (loss):
Foreign currency translation	119	(318)

Total comprehensive income (loss)	$6,679	$(19,537)

6) Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of September 30, 2007, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On February 9, 2006, prior to and in connection with the IPO, the Company granted and issued 241,500 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. On July 25, 2006, October 17, 2006, January 31, 2007, May 10, 2007 and July 24, 2007, the Company granted and issued 2,100 shares, 8,350 shares, 245,300 shares, 2,900 shares and 3,200 shares, respectively, of restricted stock to certain of its employees pursuant to the equity incentive plan. The weighted average grant date price for fiscal 2006 and fiscal 2007 grants were $16.96 and $18.67, respectively.

Activity relating to the equity incentive plan was as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted	251,950
Vested	—
Forfeited by termination	(8,750)

Unvested restricted stock outstanding as of December 31, 2006	243,200
Granted	251,400
Vested	(46,670)
Forfeited by termination	(4,500)

Unvested restricted stock outstanding as of September 30, 2007	443,430

As of September 30, 2007, there were 1,298,900 shares available for grant. In connection with the vesting of shares on February 9, 2007 and July 25, 2007, 10,151 shares of the 46,670 shares vested were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company.

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

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Nine month periods ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Restaurant operating expenses	$81	$40	$235	$101
General and administrative expenses	310	144	897	370
Marketing and promotional expenses	12	6	36	16

Stock-based compensation expense before income tax benefit	403	190	1,168	487
Income tax benefit	(150)	(72)	(433)	(185)

Net compensation expense	$253	$118	$735	$302

Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.01 in both basic and diluted net loss per share for the three month period ended September 30, 2007. Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.04 in both basic and diluted net income per share for the nine month period ended September 30, 2007. Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.01 in both basic and diluted net loss per share for the three month period ended October 1, 2006. Stock-based compensation expense, net of related income taxes, resulted in an increase of $0.02 in both basic and diluted net loss per share for the nine month period ended October 1, 2006.

As of September 30, 2007, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was $6,304,000. This cost will be recognized over a five year vesting period from the applicable grant date.

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

7) Financial Information about Geographic Areas

(Loss) income before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Domestic	$(582)	$(686)	$7,715	$(28,979)
Foreign	(361)	852	1,681	2,722

Total	$(943)	$166	$9,396	$(26,257)

8) Restaurant Activity

During February 2007 and August 2007, new Morton’s steakhouses were opened in San Jose, California and Macau, China, respectively. During August 2007, the Morton’s steakhouse in Cincinnati, Ohio was relocated. During October 2007, a new Morton’s steakhouse was opened in Annapolis, Maryland. With the exception of the Morton’s steakhouse in New Orleans, which was temporarily closed from August 28, 2005 until January 12, 2006 due to the effects of Hurricane Katrina and the relocation of the Morton’s steakhouse in Cincinnati, which was temporarily closed from July 28, 2007 until August 6, 2007, no Morton’s steakhouses were closed during the nine month periods ended September 30, 2007 and October 1, 2006.

The Company has entered into leases to open new Morton’s steakhouses in Boston (Seaport District), MA; Coral Gables, FL; Kansas City (Overland Park/Leawood), KS; Naperville, IL and Woodland Hills, CA.

During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. During the construction period, the Company incurred rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it also lost the revenues that would have been generated had the existing restaurant remained open, all of which adversely affected its results of operations. During the nine month period ended September 30, 2007, the Company incurred pre-opening expenses and other fixed costs of approximately $421,000 relating to this new lease. There were no comparable costs recorded during the nine month period ended October 1, 2006.

9) Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees. The Florida case is proceeding as a collective action with approximately 20 claimants. There are 14 additional claimants from the Boca Raton and North Miami restaurants who will either join the original action or proceed in a separate arbitration. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, but there has been no determination as to damages. The arbitrator has made an interim award of attorneys’ fee and costs of approximately $843,000. The Company has moved to vacate the liability decision and is moving to vacate the interim attorney award. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1,700,000 in damages, exclusive of liquidated damages and interest, and $1,000,000 in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York, Midtown Manhattan and Great Neck, for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification. The parties submitted legal briefs on the issue of class certification but no class action has been certified by the arbitrator. In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The claimants in Florida and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal period compensation and attorneys’ fees. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse were moved to arbitration and have been resolved pending approval by the arbitrator.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The arbitrator has ruled that a nationwide class, except for New York, Minnesota, Kentucky, California and Florida, could be certified and an additional class representative could be added. The Company has moved to vacate this decision. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

Results of Operations

Three Month Period Ended September 30, 2007 (13 weeks) compared to Three Month Period Ended October 1, 2006 (13 weeks) and Nine Month Period Ended September 30, 2007 (39 weeks) compared to Nine Month Period Ended October 1, 2006 (39 weeks)

Our net loss increased $0.6 million to $0.7 million for the three month period ended September 30, 2007 from $0.1 million for the three month period ended October 1, 2006. Our net income for the nine month period ended September 30, 2007 was $6.6 million compared to our net loss of $19.2 million for the nine month period ended October 1, 2006. The change is due in part to the impact of new restaurants, net of the related food and beverage costs, as discussed below. In addition, during the nine month period ended October 1, 2006, in connection with our IPO, we incurred costs associated with the repayment of certain debt and costs associated with the termination of our management agreement aggregating approximately $36.4 million. For purposes of this discussion, comparable restaurants refer to restaurants open for all of the nine month periods ended September 30, 2007 and October 1, 2006.

Revenues increased $8.8 million, or 12.6%, to $78.9 million for the three month period ended September 30, 2007 from $70.0 million for the three month period ended October 1, 2006. Revenues increased $4.4 million, or 6.9%, due to an increase in revenues from comparable restaurants. Revenues increased $4.1 million due to the opening of six new restaurants (two in the nine month period ended September 30, 2007 and four in fiscal 2006). Revenues increased due to gift card breakage income of $0.2 million. There was no gift card breakage income recorded during the three month period ended October 1, 2006. Revenues relating to our Italian restaurant in Las Vegas, Nevada, increased $0.1 million when comparing the three month period ended September 30, 2007 (restaurant was open 13 weeks) to the three month period ended October 1, 2006 (restaurant was open 11 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant and reopened as Trevi on February 2, 2007. Average revenue per restaurant open all of either period being compared increased 9.0%. Average revenue per restaurant open all of either period being compared, excluding Trevi, increased 6.7%. Revenues for the three month period ended September 30, 2007 also reflect the impact of aggregate menu price increases of approximately 2.0% in December 2006 and 2.0% in June 2007 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 2.0% in April 2007.

Revenues increased $22.3 million, or 9.6%, to $253.4 million for the nine month period ended September 30, 2007 from $231.1 million for the nine month period ended October 1, 2006. Revenues increased $13.8 million due to the opening of six new restaurants (two in the nine month period ended September 30, 2007 and four in fiscal 2006). Revenues increased $8.0 million, or 3.6%, due to an increase in revenues from comparable restaurants. Revenues increased due to gift card breakage income of $1.3 million, including $0.7 million related to expired gift certificates, recorded during the three month period ended April 1, 2007. There was no gift card breakage income recorded during the nine month period ended October 1, 2006. Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana, which was closed from August 28, 2005 to January 12, 2006, increased $0.5 million. Revenues relating to our Italian restaurant in Las Vegas, Nevada decreased $1.3 million when comparing the nine month period ended September 30, 2007 (restaurant was open 34 weeks) to the nine month period ended October 1, 2006 (restaurant was open 37 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant which reopened as Trevi on February 2, 2007. Average revenue per restaurant open all of either period being compared increased 3.3%. Revenues for the nine month period ended September 30, 2007 also reflect the impact of aggregate menu price increases of approximately 0.5% in February 2006, 0.5% in June 2006, 2.0% in December 2006 and 2.0% in June 2007 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006 and 2.0% in April 2007.

Percentage changes in restaurant revenues for the three and nine month periods ended September 30, 2007 versus the three and nine month periods ended October 1, 2006 for comparable restaurants were as follows:

	Percentage Change Three month period ended September 30, 2007 (13 weeks) vs. Three month period ended October 1, 2006 (13 weeks)	Percentage Change Nine month period ended September 30, 2007 (39 weeks) vs. Nine month period ended October 1, 2006 (39 weeks)
Morton’s	7.3%	3.8%
Bertolini’s	(7.4)%	(3.9)%
Total	6.9%	3.6%

Food and beverage costs increased $2.9 million, or 12.3%, to $26.2 million for the three month period ended September 30, 2007 from $23.4 million for the three month period ended October 1, 2006. These costs increased $8.4 million, or 10.9%, to $84.7 million for the nine month period ended September 30, 2007 from $76.4 million for the nine month period ended October 1, 2006. These increases were primarily due to the opening of six additional restaurants (two in the nine month period ended September 30, 2007 and four in fiscal 2006). These costs as a percentage of revenues remained consistent at 33.3% for the three month periods ended September 30, 2007 and October 1, 2006 and increased by 0.3% to 33.4% for the nine month period ended September 30, 2007 from 33.1% for the nine month period ended October 1, 2006. This increase was due to higher food costs.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $3.7 million, or 10.4%, to $39.9 million for the three month period ended September 30, 2007 from $36.1 million for the three month period ended October 1, 2006. These costs increased $10.4 million, or 9.3%, to $121.7 million for the nine month period ended September 30, 2007 from $111.4 million for the nine month period ended October 1, 2006. These increases were primarily due to increased wages and benefits as well as increased utility costs and rent expense. Included in the three month periods ended September 30, 2007 and October 1, 2006 is non-cash rent recorded in accordance with SFAS No. 13 of $0.2 million and $0.2 million, respectively. Included in the nine month periods ended September 30, 2007 and October 1, 2006 is non-cash rent recorded in accordance with SFAS No. 13 of $0.4 million and $0.8 million, respectively. During the three month period ended October 1, 2006, the Company received and recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $0.4 million representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouse in New Orleans. The Company also received insurance proceeds of approximately $0.2 million and $0.6 million during the three and nine month periods ending October 1, 2006, respectively, representing insurance recoveries related to costs incurred from the temporary closing of the Morton’s steakhouse in New Orleans. There were no comparable benefits recorded during the three and nine month periods ended September 30, 2007. Restaurant operating expenses as a percentage of revenues decreased 1.1% to 50.5% for the three month period ended September 30, 2007 from 51.6% for the three month period ended October 1, 2006 and decreased 0.1% to 48.1% for the nine month period ended September 30, 2007 from 48.2% for the nine month period ended October 1, 2006.

Pre-opening costs increased $0.8 million to $1.8 million for the three month period ended September 30, 2007 from $1.0 million for the three month period ended October 1, 2006. These costs increased $1.7 million to $3.6 million for the nine month period ended September 30, 2007 from $2.0 million for the nine month period ended October 1, 2006. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs. Due to the timing and the concentration of new restaurant development, we incurred higher pre-opening costs in the third quarter of fiscal 2007.

Depreciation and amortization increased $0.8 million, or 38.0%, to $2.7 million for the three month period ended September 30, 2007 from $2.0 million for the three month period ended October 1, 2006. Depreciation and amortization increased $2.0 million, or 36.6%, to $7.6 million for the nine month period ended September 30, 2007 from $5.6 million for the nine month period ended October 1, 2006. The increases in depreciation and amortization relate to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $1.3 million, or 24.9%, to $6.5 million for the three month period ended September 30, 2007 from $5.2 million for the three month period ended October 1, 2006. These costs as a percentage of revenues increased 0.8% to 8.2% for the three month period ended September 30, 2007 from 7.4% for the three month period ended October 1, 2006. These increases were primarily due to increased salary, bonus, stock-based compensation and benefit costs as well as increased travel expenses. General and administrative expenses increased $1.4 million, or 8.8%, to $17.9 million for the nine month period ended September 30, 2007 from $16.4 million for the nine month period ended October 1, 2006. This increase was primarily due to increased salary, bonus, stock-based compensation and benefit costs. General and administrative expenses as a percentage of revenues remained consistent at 7.1% for the nine month periods ended September 30, 2007 and October 1, 2006.

Marketing and promotional expenses increased $0.5 million, or 40.9%, to $1.8 million for the three month period ended September 30, 2007 from $1.3 million for the three month period ended October 1, 2006. These costs increased $1.3 million, or 30.9%, to $5.6 million for the nine month period ended September 30, 2007 from $4.3 million for the nine month period ended October 1, 2006. These costs as a percentage of revenues increased 0.4% to 2.2% for the three month period ended September 30, 2007 from 1.8% for the three month period ended October 1, 2006 and increased 0.4% to 2.2% for the nine month period ended September 30, 2007 from 1.8% for the nine month period ended October 1, 2006. These increases were primarily due to an increase in public relations costs.

Stock compensation expense associated with the IPO was $0.5 million for the nine month period ended October 1, 2006. This represents a one-time charge relating to the vesting of MHLLC common units granted to certain employees prior to the IPO.

Management fee paid to related party was $0.4 million for the nine month period ended October 1, 2006. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc. The management agreement was terminated in conjunction with our IPO in February 2006.

Costs associated with the repayment of certain debt of $28.0 million for the nine month period ended October 1, 2006 represents (1) a prepayment penalty of approximately $11.5 million in connection with the repayment of all of our then-outstanding 7.5% senior secured notes, (2) a prepayment penalty of approximately $9.4 million in connection with the repayment of all of MHCI’s then-outstanding 14.0% senior secured notes, (3) approximately $0.9 million of investment banking and legal fees in connection with the tender offer for our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (4) the write-off of deferred financing and other costs relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our prior working capital facility of approximately $6.0 million and (5) approximately $0.2 million of fees related to the termination of our prior working capital facility in connection with the IPO.

Costs associated with the termination of the management agreement of $8.4 million for the nine month period ended October 1, 2006 represent a fee relating to the termination of MHLLC’s management agreement with Castle Harlan, Inc. in conjunction with the IPO.

Interest expense, net decreased 3.2% to $0.9 million for the three month period ended September 30, 2007 from $1.0 million for the three month period ended October 1, 2006. Interest expense, net decreased $1.3 million, or 32.2%, to $2.8 million for the nine month period ended September 30, 2007 from $4.1 million for the nine month period ended October 1, 2006. These decreases are due to the repayment of the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes in connection with the IPO, partially offset by the interest relating to borrowings under our senior revolving credit facility. There was no interest income for the three and nine month periods ended September 30, 2007. Interest income was not significant for the three and nine month periods ended October 1, 2006.

Provision for income taxes consisted of an income tax expense of $2.8 million for the nine month period ended September 30, 2007 and an income tax benefit of $7.0 million for the nine month period ended October 1, 2006. Our effective tax rate of 30.2% for the nine month period ended September 30, 2007 differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. Our effective tax rate of 26.8% for the nine month period ended October 1, 2006, differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes, non-deductible interest and the status of foreign subsidiaries.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of September 30, 2007, we had cash and cash equivalents of $4.3 million compared to $6.3 million as of December 31, 2006.

Working Capital and Cash Flows

As of September 30, 2007, we had, and in the future we may have, a negative working capital balance. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for current expenses, which consist primarily of food and supplies, rent and payroll, historically have been used for noncurrent capital expenditures and or to repay debt.

Operating Activities

Cash flows provided by operating activities for the nine month period ended September 30, 2007 were $17.3 million, consisting primarily of net income before depreciation and amortization of $16.8 million, a change in deferred income taxes of $0.8 million and a decrease in inventories of $0.7 million, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $0.9 million.

Investing Activities

Cash flows used in investing activities for the nine month period ended September 30, 2007 were $30.1 million due to purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the nine month period ended September 30, 2007 were $10.8 million, primarily consisting of borrowings under our senior revolving credit facility of $11.0 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. Our senior revolving credit facility matures on February 14, 2011. As of September 30, 2007, we had outstanding borrowings of approximately $54.8 million under our senior revolving credit facility at a weighted average interest rate of 6.14%. As of September 30, 2007, we were in compliance with all of our financial covenants.

Mortgages

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. We repaid five of these mortgage loans during fiscal 2003, fiscal 2004 and fiscal 2005. On September 30, 2007 and December 31, 2006, the aggregate outstanding principal balance due on the remaining mortgage loan was approximately $3.4 million and $3.5 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The remaining mortgage loan outstanding as of September 30, 2007 bears interest at 8.98% and is scheduled to mature in March 2021. As of September 30, 2007, we were in compliance with all of our financial covenants.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of September 30, 2007:

	Remainder of 2007	2008	2009	2010	2011	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$841	$3,365	$3,365	$3,365	$55,221	$—	$66,157
Mortgage loan with GE Capital Franchise Finance, including interest	109	435	435	435	435	4,026	5,875

Subtotal	950	3,800	3,800	3,800	55,656	4,026	72,032
Operating leases	6,050	26,030	25,857	26,450	25,105	190,729	300,221
Purchase commitments	11,663	—	—	—	—	—	11,663

Total	$18,663	$29,830	$29,657	$30,250	$80,761	$194,755	$383,916

(a)	Interest is based on borrowings as of September 30, 2007 and current interest rates.

During the first nine months of fiscal 2007, our net investment in fixed assets and related investment costs, including pre-opening costs, approximated $33.7 million. We estimate that we will spend up to approximately $45.0 million in fiscal 2007, including the $33.7 million recorded in the first nine months of fiscal 2007, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12.21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures are expected to be reduced by landlord development allowances of approximately $6.6 million, of which approximately $4.8 million has been received as of September 30, 2007. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2007. We cannot be sure, however, that this will be the case.

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

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of September 30, 2007, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $54.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have a $0.2 million impact on earnings for the nine month period ended September 30, 2007.

As of September 30, 2007, we owned and operated five international restaurants, one in Hong Kong, one in Singapore, one in Macau, China, one in Toronto, Canada and one in Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2007, to be material.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the SEC rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2007. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II—Other Information

Item 1.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York arbitrations) and federal (Florida arbitrations) wage and hour laws regarding the sharing of tips with other employees. The Florida case is proceeding as a collective action with approximately 20 claimants. There are 14 additional claimants from the Boca Raton and North Miami restaurants who will either join the original action or proceed in a separate arbitration. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, but there has been no determination as to damages. The arbitrator has made an interim award of attorneys’ fee and costs of approximately $0.8 million. The Company has moved to vacate the liability decision and is moving to vacate the interim attorney award. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.0 million in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York, Midtown Manhattan and Great Neck, for a six year time period. In Massachusetts, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification. The parties submitted legal briefs on the issue of class certification but no class action has been certified by the arbitrator. In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys’ fees and costs. The Company is contesting these matters vigorously. The claimants in Florida and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal period compensation and attorneys’ fees. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse were moved to arbitration and have been resolved pending approval by the arbitrator.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. On January 13, 2006, the original claimant sought to add a second claimant, a former employee of the Portland and Phoenix restaurants. The arbitrator has ruled that a nationwide class, except for New York, Minnesota, Kentucky, California and Florida, could be certified and an additional class representative could be added. The Company has moved to vacate this decision. The plaintiff has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: October 31, 2007	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President
(Principal Executive Officer)

Date: October 31, 2007	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)