Form 10-K
period 2007-12-30
MORTONS RESTAURANT GROUP INC
filed 2008-03-03
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  or  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b of the Act).    Yes  ☐  or  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second quarter, was $315 million (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

As of February 21, 2008, the registrant had 17,082,324 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 30, 2007.

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

General

As of December 30, 2007, the Company owned and operated 78 Morton’s The Steakhouse restaurants (“Morton’s”) and four Italian restaurants (three Bertolini’s Authentic Trattorias and one Trevi, collectively referred to as “Italian restaurants”). Morton’s are upscale steakhouse restaurants associated with a fine steakhouse dining experience. During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovation and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features classic Italian favorites served in a café dining environment. The Company’s other three Italian restaurants, which operate under the name Bertolini’s Authentic Trattoria (“Bertolini’s”), are designed as white tablecloth, authentic Italian trattorias. Morton’s and the Company’s Italian restaurants appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

Morton’s The Steakhouse Restaurants

As of December 30, 2007, the Company owned and operated 78 Morton’s steakhouses, including 73 domestic restaurants located in 66 cities across 28 states and San Juan, Puerto Rico, and five international locations (Toronto, Canada; Vancouver, Canada; Hong Kong; Macau, China and Singapore). During fiscal 2007, the Company opened new Morton’s steakhouses in San Jose, California; Macau, China; Annapolis, Maryland; Boston (Seaport District), Massachusetts; and Woodland Hills, California, and relocated its Morton’s steakhouse in Cincinnati, Ohio. The Company currently has signed leases for new Morton’s steakhouses in Brooklyn, New York; Coral Gables, Florida; Ft. Lauderdale Florida; Indian Wells, California; Leawood/Overland Park, Kansas; Miami Beach, Florida and Naperville, Illinois.

Morton’s strives to provide its guests high quality cuisine, an extensive selection of wines and exceptional service in an enjoyable dining environment. Morton’s steakhouses feature USDA prime aged beef in the United States and Canada, including, among other cuts, a 24 oz. porterhouse, a 20 oz. New York strip sirloin and a 16 oz. ribeye steak. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature both USDA prime aged beef and comparable high quality aged beef. While the emphasis is on steaks, we believe the Morton’s menu selection is broad enough to appeal to many taste preferences and desires. Morton’s offers a wide selection of appetizers and salads. Besides featuring USDA prime aged steak, Morton’s menu includes other fresh premium items including lamb, chicken, lobster and a variety of other seafood. Complementing its substantial main course selections, Morton’s dessert menu features its original Morton’s Legendary Hot Chocolate Cake, New York cheesecake, crème brulee and soufflés. In addition, each Morton’s steakhouse has a fully stocked bar and extensive premium wine list that offers approximately 200 wine selections in all restaurants, and a broader list of over 500 wines in selected restaurants. The Morton’s tableside menu presentation by the server is intended to highlight the quality of its products, personalize the dining experience and underscore Morton’s focus on premium service. In addition, all Morton’s steakhouses feature an open display kitchen where the chefs and grills are visible, which we believe increases the energy level of the restaurant and enhances the guests’ experience.

Morton’s caters primarily to high-end, business-oriented clientele. All Morton’s are open seven days a week. The 66 Morton’s serving only dinner are typically open from 5:00 p.m. to 11:00 p.m., while the 12 Morton’s serving both dinner and lunch typically open at 11:30 a.m. for lunch. All except for one Morton’s have on-premises, private dining and meeting facilities referred to as “Boardrooms.” During the fiscal year ended December 30, 2007, the average per-person check, including lunch, dinner and Boardroom, was approximately $93.85. Management believes that a vast majority of Morton’s weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 29% of Morton’s revenues during fiscal 2007, fiscal 2006 and fiscal 2005. In the 12 Morton’s serving both dinner and lunch during fiscal 2007, dinner service accounted for approximately 88% of revenues and lunch service accounted for approximately 12%. During fiscal 2007, Boardroom revenues were approximately 20% of revenues in those locations offering Boardrooms.

Management believes that its operations and cost control systems, which have been developed and refined over its 29-year history, enable Morton’s to maintain a high degree of control over operating expenses and allow Morton’s to better adjust its cost structure to changes in revenues. Morton’s staff is highly trained, experienced and motivated. Morton’s management believes that its centralized sourcing from its primary suppliers of beef and other products gives it significant cost and availability advantages over many independent steakhouses. All Morton’s steakhouses report daily through a sophisticated point-of-sale system that allows the Company to monitor its revenues, costs, labor, inventory and other operating statistics.

Italian Restaurants

As of December 30, 2007, the Company owned and operated four Italian restaurants, located in three cities. During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the then-existing Bertolini’s restaurant at this location was closed on September 15, 2006, and was then renovated and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features café dining with elaborate street lamps surrounding a fountain and a walk-up gelato/espresso bar. The menu features classic Italian favorites and a selection of new dishes. The Company’s other three Italian restaurants, which operate under the name Bertolini’s, are designed as white tablecloth, authentic Italian trattorias, which provide table service in a casual dining atmosphere. For the fiscal year ended December 30, 2007, the average per-person check for the Company’s Italian restaurants, including lunch and dinner, was approximately $27.40. The Company’s Italian restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2007, dinner service accounted for approximately 68% of revenues and lunch service accounted for approximately 32%. Sales of alcoholic beverages accounted for approximately 22%, 22% and 23% of the Italian restaurant revenues during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. During fiscal 2007, no new Bertolini’s restaurants were opened and no existing Bertolini’s restaurants were closed, with the exception of the Italian restaurant at the Fountain of the Gods, at the Forum Shops at Caesars Palace in Las Vegas which was temporarily closed for renovation on September 15, 2006 and re-opened as Trevi on February 2, 2007. See “Item 1A. Risk Factors.”

Site Development and Expansion

General. To date, the Company has sought to reduce its capital investments in new Morton’s steakhouses by obtaining substantial landlord development allowances. These landlord development allowances typically take the form of cash payments to Morton’s but sometimes take the form of reduced rent. The Company’s restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues. As a result, annual rent expense, which is included in restaurant operating expenses in the Company’s consolidated statements of operations, varies according to restaurant revenues. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants. The costs of opening a Morton’s steakhouse vary by restaurant depending upon, among other things, the location of the site and construction required. The Company generally leases its restaurant sites and operates both free-standing restaurants and restaurants located in upscale retail, hotel, commercial and office complexes, which the Company refers to as in-line restaurants, in major metropolitan and urban centers and surrounding suburban areas. The Company currently targets its initial average cash investment to open new Morton’s steakhouses in leased premises to be approximately $3.1 million per restaurant, which is net of landlord development allowances of approximately $1.1 million. This includes pre-opening costs of approximately $0.5 million, which are expensed under generally accepted accounting principles (“GAAP”). However, the Company may expend greater amounts for particular restaurants.

The standard decor and interior design of each of the Company’s restaurant concepts can be readily adapted to accommodate different types of locations. Management believes that the locations of the Company’s restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has expanded, the Company has developed and refined specific criteria by which it evaluates each prospective site. Potential sites are generally sought in major metropolitan areas. Management considers factors such as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. The Company’s ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease or purchase of locations, raising or having available an adequate amount of money for construction and opening costs, hiring, training and retaining the skilled management and other employees necessary to meet staffing needs in a timely manner, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and money used to build and open each new restaurant. For these and other reasons, there can be no assurance that the Company’s expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Morton’s. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. Since 1978, Morton’s has grown to 78 restaurants as of February 21, 2008. During fiscal 2007, the Company opened new Morton’s steakhouses in San Jose, California; Macau, China; Annapolis, Maryland; Boston (Seaport District), Massachusetts; and Woodland Hills, California, and relocated its Morton’s steakhouse in Cincinnati, Ohio. The Company currently has signed leases for new Morton’s steakhouses in Brooklyn, New York; Coral Gables, Florida; Ft. Lauderdale, Florida; Indian Wells, California; Leawood/Overland Park, Kansas; Miami Beach, Florida and Naperville, Illinois.

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

Morton’s are very similar in terms of style, concept and decor, and are typically located in upscale retail, hotel, commercial and office complexes in major metropolitan areas and urban centers and surrounding suburban areas. The approximate gross costs per restaurant to the Company for the five new Morton’s opened in leased premises, as well as the relocation of its Cincinnati, Ohio Morton’s, between January 1, 2007 and February 21, 2008 ranged from approximately $3.4 million to $4.9 million, including costs for leasehold construction, furniture, fixtures, equipment and pre-opening expenses. For certain restaurants, these costs were offset in part by landlord development allowances ranging from approximately $1.0 million to $1.8 million per restaurant.

Italian Restaurants. The first Bertolini’s opened in Las Vegas in May 1992. As of December 30, 2007, the Company owned and operated four Italian restaurants. During January 2006, the Company signed a new 15 year lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, a new Italian restaurant, Trevi, was built at this location. The Company opened Trevi on February 2, 2007. The gross costs to the Company for Trevi were approximately $12.7 million, including costs for leasehold construction, furniture, fixtures, equipment and pre-opening expenses. No Bertolini’s were opened during fiscal 2007 and there are no plans to open any Italian restaurants in the foreseeable future.

Restaurant Locations

The Company owned and operated 78 Morton’s and 4 Italian restaurants as of February 21, 2008. The following table provides information with respect to those restaurants:

Morton’s The Steakhouse Restaurants	Date Opened
Arizona
Phoenix	March 1996
Scottsdale	January 1999
California
Anaheim	December 2006
Beverly Hills (1)	October 1992
Burbank (1)	November 2002
Los Angeles (Downtown) (1)	November 2001
Palm Desert	January 1994
Sacramento	May 1993
San Diego	April 1997
San Francisco	November 1994
San Jose	February 2007
Santa Ana/Costa Mesa	November 2001
Woodland Hills (1)	December 2007
Colorado
Denver (Downtown)	March 1995
Denver (Tech Center)	March 2000
Connecticut
Hartford	September 2000
Stamford	February 1998
Florida
Boca Raton	August 1999
Jacksonville	June 2000
Miami (Downtown)	December 1997
North Miami Beach	July 1998
Orlando	March 1996
Palm Beach	November 1991
Georgia
Atlanta (Buckhead)	March 1994
Atlanta (Downtown)	November 1995
Hawaii
Honolulu	November 2001
Illinois
Chicago (State Street) (2)	December 1978
Chicago (Wacker Place)	February 2005
Northbrook	September 2006
Rosemont	June 1989
Schaumburg	December 1999
Westchester/Oakbrook	June 1986

Morton’s The Steakhouse Restaurants	Date Opened
Indiana
Indianapolis	November 1999
Kentucky
Louisville	June 2001
Louisiana
New Orleans	December 2000
Maryland
Annapolis	October 2007
Baltimore	August 1997
Bethesda	February 2005
Massachusetts
Boston	December 1987
Boston Seaport	November 2007
Michigan
Detroit (Southfield)	November 1992
Troy	March 2006
Minnesota
Minneapolis	December 1991
Missouri
Kansas City	October 1999
St. Louis (Clayton)	December 1993
Nevada
Las Vegas	May 2000
New Jersey
Atlantic City	August 2005
Hackensack	September 2002
New York
New York (Midtown Manhattan)	October 1993
Great Neck (Long Island)	October 2000
White Plains	July 2004
North Carolina
Charlotte (Downtown)	July 1994
Charlotte (Southpark)	January 2005
Ohio
Cincinnati	August 1991
Relocated August 2007
Cleveland	September 1990
Columbus	April 1991
Oregon
Portland	December 1998
Pennsylvania
King of Prussia	April 2002
Philadelphia	July 1999
Pittsburgh	August 1993
Puerto Rico
San Juan	October 2000
Tennessee
Nashville	January 1999
Texas
Dallas (Downtown)	May 1987
Houston (Galleria)	January 1996
Houston (Downtown)	November 2006
San Antonio	September 1991

Morton’s The Steakhouse Restaurants	Date Opened
Virginia
Arlington	October 2002
Reston	July 2001
Richmond	February 2003
Tysons Corner	November 1990
Washington
Seattle	December 1999
Washington D.C.
Washington (Connecticut Ave.)	January 1997
Washington (Georgetown)	November 1982
Canada
Toronto	September 1998
Vancouver	October 2000
China
Macau	August 2007
Hong Kong
Hong Kong (Kowloon)	December 1999
Singapore
Singapore	May 1998

Italian Restaurants	Date Opened
Las Vegas, NV (3)	May 1992
King of Prussia, PA (4)	November 1995
Indianapolis, IN (4)	October 1996
West Las Vegas, NV (4)	December 1998

(1)	Operates under the name “Arnie Morton’s The Steakhouse.”
(2)	Does not have Morton’s Boardroom facilities.
(3)	Bertolini’s which was originally opened on May 1992 was reopened as a new Italian restaurant, Trevi, which was built at this location and opened February 2, 2007.
(4)	Operates under the name “Bertolini’s Authentic Trattorias.”

Restaurant Operations and Management

The Company’s Morton’s and Italian restaurants have a well-developed management infrastructure and are operated and managed as distinct concepts. Regional managers supervise the operations for the Company’s restaurants, and each is responsible for several restaurants and reports to a regional vice president. Management believes the Company has created a culture of accountability whereby regional vice presidents and regional managers meet at least monthly with senior corporate management to review operations and address issues. Working in concert with regional vice presidents, regional managers and restaurant general managers, senior corporate management sets operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for regional vice presidents, regional managers and restaurant managers. Management believes the Company’s restaurant management staff is highly trained, experienced and motivated in part due to a success-based compensation program and benefit plans that the Company believes help reduce employee turnover and enhance operating efficiencies.

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

The staff for a typical Morton’s consists of one general manager, up to four additional managers and approximately 30 to 90 hourly employees. The staff for a typical Italian restaurant consists of one general manager, up to six additional managers and approximately 40 to 125 hourly employees. Each of the Company’s new hourly employees participates in a training program during which the employee works under the close supervision of restaurant managers. Management believes its culture and employee morale is strong and strives to instill enthusiasm and dedication in the Company’s employees. Corporate and restaurant management regularly meet with employees in each restaurant to solicit employee suggestions concerning restaurant operations and strives to be responsive to employee concerns and suggestions.

The Company devotes considerable attention to managing food and operating costs. The Company makes extensive use of information technology to provide management with pertinent information on daily revenues and inventory requirements, thus reducing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company’s ability to obtain certain volume-based discounts. In addition, each Morton’s and Italian restaurant has similar menu items and common operating methods, allowing for more simplified management operating controls.

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

All of the Company’s Morton’s steakhouses and Italian restaurants utilize OpenTable.com®, a third-party reservation and data management system that allows the Company to recognize and record the preferences of its guests through its shared reservation database. This system enables the Company’s managers to record guest reservations, special requests and any other relevant guest information. Through www.mortons.com, as well as the OpenTable.com website, the Company’s guests can make reservations online 24 hours a day, seven days a week for all worldwide Morton’s locations.

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

The Company’s largest single purchase item is beef, which, for its U.S. and Canadian restaurants, consists of USDA prime aged beef for all of its steaks other than its filet mignon, which is USDA choice. Morton’s domestic beef is shipped from the Company’s suppliers directly to two meat cutting operations in Chicago, where it is aged and portion cut by skilled meat cutters in accordance with the Company’s specifications. The portion controlled meat is packaged and shipped to domestic Morton’s steakhouses by refrigerated common carrier. Management believes this process allows the Company to serve a more consistent product in each Morton’s steakhouse. The Company also makes supply contingency arrangements to cover business fluctuations or additional short-term restaurant needs. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature both USDA prime aged beef and comparable high quality aged beef. Management believes the non-U.S. aged beef closely mirrors the Company’s domestic standards and specifications. The Company uses several global vendors for additional items such as shrimp, seafood and cheesecake to maintain the high quality and consistency that Morton’s specifications require. Additional products used by Morton’s are locally procured using similar stringent standards and product specifications. The Company’s Italian restaurants also adhere to strict product specifications and use national, regional and local suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are processed in local restaurant accounting systems for cost analysis and then sent for review and payment to the Company’s corporate office.

Marketing

Management believes that the Company’s commitment to providing quality food, hospitality, service and a high level of value at its price point is an effective approach to attracting and maintaining guests. As a part of this approach, there are 13 dedicated sales and marketing employees at the corporate level, and approximately 80 dedicated sales and marketing employees at the Company’s Morton’s steakhouses. The Company utilizes a variety of local and company-wide marketing and public relations techniques intended to maintain and build its guest traffic, maintain and enhance the Morton’s brand image and continually improve and refine its fine-dining steakhouse experience. For example, the Company uses databases to identify its target guests and uses paper and electronic direct mailings to increase their awareness of Morton’s fine-dining steakhouse experience and of its local promotional activities. Morton’s steakhouses also host a number of special events such as wine dinners, opening benefit parties, annual fund raisers and sports theme dinners. During 2004, Morton’s commissioned the world’s largest wine bottle, as certified by the Guinness Book of World Records, which the Company exhibited at many of its Morton’s steakhouses throughout the United States. The world’s largest wine bottle was auctioned at Sotheby’s and the proceeds were donated to Share Our Strength, a charity that fights childhood hunger in America. During 2006, Klaus Fritsch, the Company’s Vice Chairman and founder, along with the Company, introduced a cookbook titled “Morton’s Steak Bible” and visited more than 40 cities for a nationwide publicity tour, where funds were raised for ProStart, a charity that supports students entering the food service and hospitality industry. Morton’s Steak Bible is available at many fine bookstores throughout the country, in each of the Morton’s steakhouses and at www.mortons.com. During 2007, Morton’s partnered with the American Red Cross on its Women of Spirit campaign, hosting 38 wine dinners throughout the United States, honoring local women in the community and women winemakers and raising approximately $0.2 million for local chapters of the American Red Cross. In 2008, Morton’s will celebrate its 30th anniversary by partnering with Make-a-Wish Foundation® on a “30 Wishes for 30 Years” national campaign. Morton’s will host special events and also undertake various local fund raising initiatives at its restaurants to partner with Make-a-Wish Foundation and grant wishes for children with life-threatening medical conditions.

In addition, the Company uses various local public relations and marketing consultants and limited airport signage and targeted print advertising. In the past the Company has placed, and may continue to place, selected advertisements in periodicals such as Boston Magazine, Chicago Magazine, Los Angeles Magazine and New York Magazine. The Company’s expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 2.2%, 1.9% and 1.8% during fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Competition

The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant decor and location, name recognition and price. The Company’s restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and other restaurants that are members of regional or national chains. The restaurant business is also impacted by various factors including changes in consumer taste, economic and market conditions, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, product availability and cost increases. For additional information, see “Item 1A. Risk Factors.”

Seasonality

The Company’s business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to reduced summer volume, and revenues generally being higher in the first and fourth fiscal quarters in part due to increased redemption of gift cards and/or certificates and increased usage of Boardrooms, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

Intellectual Property

The Company has registered the marks Morton’s, Morton’s of Chicago, Morton’s the Steakhouse, Bertolini’s, Trevi and certain other marks used by its restaurants as trade names, trademarks or service marks in various states and/or with the United States Patent and Trademark Office and in certain foreign countries. The Company is aware of marks similar to those of the Company’s restaurants used and/or registered by third parties in certain limited geographical areas, although the Company does not anticipate that such use and/or registrations will prevent the Company from using its marks in those areas. The Company believes that its trade names, trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy. For additional information, see “Item 1A. Risk Factors.”

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

There is pending and new legislation by certain states and other municipalities relating to nutritional content, nutritional labeling and menu labeling regulations. These laws and regulations may require certain of the Company’s restaurant locations to include specified nutritional information on its menu and other materials presented to guests or to otherwise post such information in the Company’s restaurants. The requirements to post nutritional information on the Company’s menus or in the Company’s restaurants could reduce demand for its menu offerings, reduce guest traffic and/or reduce average revenue per guest, which would have an adverse effect on the Company’s revenue. In addition, the Company may incur expenses as a result of its compliance with such legislation including costs relating to menu printing. Compliance may also increase our exposure to litigation or governmental investigations or proceedings.

For additional information, see “Item 1A. Risk Factors.”

Employees

As of December 30, 2007, the Company had 4,891 employees, of whom 4,312 were hourly restaurant employees, 466 were salaried restaurant employees engaged in administrative and supervisory capacities and 113 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

The information regarding revenues that is reported in the Company’s consolidated statements of operations includes revenues generated from operations in foreign countries of $22.9 million, $18.6 million and $15.2 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The information regarding income before income taxes that is reported in the Company’s consolidated statements of operations includes income before income taxes generated from operations in foreign countries of $3.1 million, $4.1 million and $2.7 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The information regarding property and equipment, net which is reported on the Company’s consolidated balance sheets includes property and equipment, net, in foreign countries of $3.8 million and $0.9 million at the end of fiscal 2007 and fiscal 2006, respectively. For information regarding the risks associated with foreign operations, see “Government Regulation” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” For additional information regarding the Company’s revenues, income (loss) before income taxes and property and equipment see “Item 8. Financial Statements and Supplementary Data.”

Available Information

The Company’s most recent Securities and Exchange Commission (“SEC”) filings, including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the SEC’s website, www.sec.gov or through the Company’s website, www.mortons.com. These materials are made available through Morton’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. All such filings are available free of charge. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Information appearing on the Company’s website is not a part of, and is not incorporated by reference in, the Form 10-K.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Forward-Looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those expressed or implied in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, timely construction and opening of new restaurants, the Company’s liquidity and capital resources, prevailing interest rates, legal and regulatory matters, demographic trends, traffic patterns, employee availability, benefits and cost increases, product safety and availability, government regulation, the Company’s ability to maintain adequate financing facilities, those described in “Item 1A. Risk Factors” herein and other risks detailed from time to time in the Company’s other reports filed with the SEC. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Purchases at our restaurants are discretionary for our guests and, therefore, we are susceptible to economic slowdowns. In particular, our Morton’s steakhouses cater primarily to business clientele and local fine-dining guests. We believe that the vast majority of our weekday revenues and a substantial portion of our weekend revenues from these restaurants are derived from business people using expense accounts. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in expense account or other dining by our business clientele. We also believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during periods in which favorable economic conditions prevail. Changes in spending habits as a result of an economic slowdown or a reduction in consumer confidence are likely to reduce our guest traffic and/or average revenue per guest, which would adversely affect our sales.

The future performance of the U.S. economy is uncertain and is directly affected by numerous global and national political and other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

You should not rely on past increases in our average restaurant revenues or our comparable revenues as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average restaurant revenues and comparable revenues, including, among other factors:

•	our ability to execute our business strategy effectively;

•	competition;

•	consumer trends;

•	introduction of new menu items; and

•	general national, regional and local economic conditions.

Our average restaurant revenues and comparable revenues may not increase at rates achieved over the past several years. Changes in our average restaurant revenues and comparable revenues could cause the price of our common stock to fluctuate substantially.

Our results of operations and revenues could be adversely affected by the inability to open new restaurants within anticipated time periods and budgets.

There are a number of factors which may impact the amount of time and money required for the development and construction of new restaurants such as delays by the landlord, shortages of skilled labor, labor disputes, shortages of materials, delays with obtaining permits, local government regulations and weather interference. Inability to open additional restaurants within anticipated time periods and budgets could adversely affect our operating results and revenue growth.

Our continued growth depends on our ability to open new restaurants and operate new restaurants profitably.

A substantial majority of our historical growth has been due to opening new restaurants. When comparing fiscal 2007 to fiscal 2006, revenues due to the opening of nine new restaurants (five in fiscal 2007 and four in fiscal 2006) represented 6.5% growth compared to total growth in revenues of 9.9%. We experienced growth of 3.6%, 1.8% and 0.7% in our total revenues in fiscal 2007, 2006 and 2005, respectively, attributable to the revenues from our new restaurants opened in fiscal 2006, 2005 and 2004, respectively, compared to total growth in revenues of 9.9%, 7.1%, and 8.8% in fiscal 2007, 2006 and 2005, respectively. Our ability to open new restaurants is dependent upon a number of factors, some of which are beyond our control, including our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with applicable zoning, land use and environmental regulations;

•	raise or have available an adequate amount of money for construction and opening costs;

•	hire, train and retain the skilled management and other employees necessary to meet staffing needs in a timely manner;

•	obtain, for an acceptable cost, required permits and approvals;

•	successfully promoting our new restaurants and competing in the markets in which our new restaurants are located;

•	efficiently manage the amount of time and money used to build and open each new restaurant; and

•	general economic conditions and conditions specific to the restaurant industry.

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

We may not be able to attract enough guests to new restaurants because potential guests may be unfamiliar with our restaurants or the atmosphere or the menus of our restaurants might not appeal to them. As a result, the operating results generated at new restaurants may not equal the operating results generated at our existing restaurants. The restaurants may even operate at a loss, which could have a significant adverse effect on our overall operating results. In addition, opening a new restaurant in an existing market could reduce the revenue of our existing restaurants in that market.

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

During January 2006, we signed a new long-term lease with respect to our then-existing Bertolini’s restaurant located in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovation and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. The rent under the new lease for Trevi is substantially higher than the rent under the previous existing lease. We may not be able to offset all or any part of this increase in rent through operational measures. The revenue and income from operations generated at the newly renovated restaurant may not equal the revenue and income from operations generated at the previous restaurant. Revenues relating to our Italian restaurant in Las Vegas, Nevada increased $1.2 million when comparing fiscal 2007 (restaurant was open 47 weeks) to fiscal 2006 (restaurant was open 37 weeks).

Our restaurants may not be able to compete successfully with other restaurants and, as a result, we may not achieve our projected revenue and profitability targets.

If our restaurants are unable to compete successfully with other restaurants in new and/or existing markets, we may not achieve our projected revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. We compete with national and regional restaurant chains and independently owned restaurants for guests, restaurant locations and qualified management and other restaurant staff. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or are planned to be located. Our inability to compete successfully with other restaurants may force us to close one or more of our restaurants. We closed one restaurant in fiscal 2002 and two restaurants in fiscal 2003 and may close other restaurants in the future. Closing a restaurant would reduce our revenues, and could subject us to construction and other costs including severance, legal costs and the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for remaining future lease obligations.

Our success depends in part upon the continued popularity of upscale steakhouses.

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

Our results of operations may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or guests. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and we are also a defendant in a number of pending lawsuits alleging violations of state and federal wage and hour laws regarding the sharing of tips amongst certain employees and failure to pay for all hours worked. The arbitrator in connection with a proceeding involving approximately 88 claimants with respect to two of our Morton’s steakhouses located in New York has rendered a decision that the wage hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of this motion to vacate. The claimants in this arbitration are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.4 million in attorneys’ fees. See “Item 3. Legal Proceedings.” We may incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating our business and decrease the cash available for other uses, and may require us to make additional borrowings under our senior revolving credit facility.

Litigation concerning food quality, health and other issues could require us to incur additional liabilities or cause guests to avoid our restaurants.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our financial condition and results of operations. Adverse publicity resulting from these claims may negatively impact sales at one or more of our restaurants.

Taxing authorities may select to audit our international, federal, state and local tax returns from time to time, which may result in tax assessments and penalties that could have an adverse affect on our results of operations and financial condition.

We are subject to federal, state and local taxes in the U.S. as well as taxation by the taxing authorities in countries where we have international operations. Although we believe that our tax estimates are reasonable, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

Increases in the prices of, and/or reductions in the availability of, USDA prime aged beef and other food products could reduce our operating margins and our revenues.

We purchase large quantities of beef, particularly USDA prime aged beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 48%, 47% and 48% of our food and beverage costs during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The market for USDA prime aged beef is particularly volatile. For example, in late 2003 and in 2004, increased demand, together with the impact of supply rationing during late 2001 and 2002, resulted in shortages of USDA prime aged beef, requiring us to pay significantly higher prices for the USDA prime aged beef we purchased. Because Morton’s steakhouses feature USDA prime aged beef, we generally would expect to purchase USDA prime aged beef even if the price increased significantly. If prices for the types of beef we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease, perhaps materially. If certain kinds of beef become unavailable for us to purchase, our revenues could decrease as well.

We may experience higher operating costs, including increases in supply prices and employee salaries, wages and benefits, which will adversely affect our operating results if we cannot increase menu prices to cover them.

If we increase the compensation or benefits to our employees or pay higher prices for food items or other supplies, we will have an increase in our operating costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Many factors affect the prices that we pay for the various food and other items that we use to operate our restaurants, including seasonal fluctuations, longer term cycles and other fluctuations in livestock markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses.

Increases in the minimum wage could increase our labor costs. For example, under the Federal Minimum Wage Act of 2007, on July 24, 2008, the federal minimum wage will increase from $5.85 per hour to $6.55 per hour and on July 24, 2009, the federal minimum wage will increase to $7.25 per hour. In addition, certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. If we are unable to offset the increased labor costs by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations.

Our operating results may fluctuate significantly due to the seasonality of our business and these fluctuations make it more difficult for us to predict accurately in a timely manner factors that may have a negative impact on our business.

Our business is subject to seasonal fluctuations that may vary greatly depending upon the region in which a particular restaurant is located. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In addition, in the past we have incurred, and in the future are likely to incur, a net loss in the third quarter due to the seasonality of our business, with revenues generally being less in the third quarter primarily due to our reduced summer volume. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

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

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh food products, including USDA prime aged beef, and related items from reliable sources in accordance with our specifications and in sufficient quantities. We have relatively short-term contracts with a limited number of suppliers for the distribution of most meat and some food and other supplies for our restaurants. Our dependence on a small number of suppliers, as well as the limited number of available suppliers of USDA prime aged beef, subject us to the possible risks of shortages, interruptions and price fluctuations. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our restaurants, we may be unable to replace the suppliers in a short period of time on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause us to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter, as our guests may change their dining habits as a result. We have no long-term contracts for any food items used in our restaurants. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we purchase at prevailing market or contracted prices.

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

There is pending and new legislation by certain states and other municipalities relating to nutritional content, nutritional labeling and menu labeling regulations. These laws and regulations may require certain of our restaurant locations to include specified nutritional information on our menu and other materials presented to guests or to otherwise post such information in the restaurants. The requirements to post nutritional information on our menus or in our restaurants could reduce demand for our menu offerings, reduce guest traffic and/or reduce average revenue per guest, which would have an adverse effect on our revenue. In addition, we may incur expenses as a result of our compliance with such laws and regulations including costs relating to menu printing. Compliance may also increase our exposure to litigation or governmental investigations or proceedings.

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

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations. Because we have a significant number of restaurants located in various states, including eleven in California, six in Florida and six in Illinois as of February 21, 2008, regulatory changes in these states could have a disproportionate impact on our business. See “Item 1. Business—Government Regulation” for a discussion of certain regulations affecting our business.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to Morton’s, Morton’s of Chicago, Morton’s the Steakhouse and other names and marks used by our restaurants, which could adversely affect the value of the Morton’s brand.

We have registered the marks Morton’s, Morton’s of Chicago, Morton’s the Steakhouse, Bertolini’s, Trevi and certain other marks used by our restaurants as trade names, trademarks or service marks in various states and/or the United States Patent and Trademark Office and in certain foreign countries. The success of our business depends on our continued ability to use our existing trade names, trademarks and service marks in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenue. We are aware of marks similar to those of our restaurants used and/or registered by third parties in certain limited geographical areas.

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

Rent expense incurred under our operating leases account for a significant portion of our operating expenses. For example, total rental expenses, including additional rental payments based on sales at some of our restaurants, under operating leases were approximately $24.8 million (7.0% of our revenues), $23.5 million (7.3% of our revenues) and $21.6 million (7.2% of our revenues) for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In addition, as of December 30, 2007, we were a party to operating leases requiring future minimum lease payments aggregating approximately $130.5 million through fiscal 2012 and approximately $178.9 million thereafter. We expect that new restaurants we open will typically be leased by us under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

Cash we use to repurchase our common stock, as discussed in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” will not be available for other purposes, including repayment of debt. Utilizing borrowed funds in order to implement a stock repurchase program may result in important consequences to us similar to those mentioned in regard to our senior revolving credit facility, including liquidity risk that could impair our ability to fund operations, obtain debt in the future and affect our financial condition.

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

The credit agreement limits our ability to engage in these types of transactions, even if we believe that a specific transaction would contribute to our future growth or improve our operating results. The credit agreement requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these provisions may be affected by events outside of our control. A breach of any of these provisions or our inability to comply with required financial ratios in our senior revolving credit facility could result in a default under the credit facility. If that were to occur, the lenders have the right to declare all borrowings to be immediately due and payable. In addition, the lenders have the right to declare all borrowings to be immediately due and payable upon the occurrence of certain change of control events relating to us. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default or change of control event, the lenders have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of our senior revolving credit facility, or a change of control event occurs, lenders may declare all borrowings to be immediately due and payable, and may sell the assets pledged as collateral in order to repay those borrowings, which would have a material adverse effect on our cash flow and, to the extent that our assets are sold to repay borrowings, our restaurant business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Revolving Credit Facility” for further information regarding our senior revolving credit facility.

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

Reporting obligations as a public company and our anticipated growth have placed and are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting by the time this annual report for fiscal 2007 is due and thereafter, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act or NYSE rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. In connection with the preparation of our Annual Report on Form 10-K for fiscal 2007, an evaluation of the effectiveness of internal controls and procedures over financial reporting (as defined under the SEC rules) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. The evaluation was carried out using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 30, 2007, the Company’s internal controls and procedures over financial reporting were effective base on those criteria. No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, there can be no assurance that we will not discover any material weaknesses or deficiencies in our internal controls, including our internal controls over financial reporting and our disclosure controls and procedures, which could subject us to regulatory scrutiny and a loss of public confidence and could have a material adverse effect on our business and our stock price.

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

The Company’s restaurants are generally located in space leased by its subsidiaries. The Company’s remaining restaurant lease terms range from one to 34 years. The Company’s leases typically provide for renewal options for terms ranging from five years to 15 years. Restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues. Generally, leases are "net leases" that require the Company’s subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company’s subsidiaries is a party to the lease, and performance is guaranteed by another one of its subsidiaries for a portion of the lease term. See Note 12 to the Company’s consolidated financial statements. Many of the Company’s current leases are non-cancelable. If the Company closes a restaurant, it generally remains committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. The Company’s obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on the Company’s business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. As of February 21, 2008, the Company operated six restaurants on properties which it owned and operated 76 restaurants on leased properties.

The Company leases its executive offices in approximately 23,300 square feet in Chicago, Illinois. The Company also leases office space in approximately 9,800 square feet in New Hyde Park, New York. Management believes that the Company’s current office and operating space is suitable and adequate for its intended purposes.

See “Item 1. Business—Restaurant Locations” for additional information about the Company’s restaurant properties.

Item 3.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.4 million in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class but no class has been certified. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. We moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter was moved to arbitration. The arbitrator has ruled that a nationwide class is appropriate, excluding certain states. The Company has appealed that decision to the district court. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The claimants in Florida, New York (the second case) and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

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

As of February 21, 2008, there were 17,082,324 shares of the Company’s common stock outstanding held by approximately 173 holders of record.

The following table sets forth, for the periods indicated, the highest and lowest sales prices for the Company’s common stock, as reported by the NYSE.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$20.82	$16.00	$20.25	$15.91
Second Quarter	$18.79	$15.21	$17.75	$13.64
Third Quarter	$20.82	$14.81	$15.80	$13.45
Fourth Quarter	$17.50	$8.75	$17.60	$14.61

The Company has not paid cash dividends on its common stock since the time of the IPO, in which MRG and certain selling stockholders sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share, and it is the Company’s present intention not to pay cash dividends on its common stock for the foreseeable future. Although its board of directors may, at its discretion, modify or repeal the Company’s dividend policy, future dividends, if any, with respect to shares of common stock will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that its board of directors may deem relevant. Accordingly, there can be no assurance that the Company will pay dividends in the future.

The information under the principal heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2008, to be filed with the SEC (the “Company’s 2008 Proxy Statement”), is incorporated herein by reference.

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6.0 million of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10.0 million of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors.

Item 6.	Selected Financial Data

The following table contains selected consolidated historical financial data for fiscal 2007, 2006, 2005, 2004 and 2003. The selected financial data for fiscal 2007, 2006, 2005, 2004 and 2003 have been derived from audited consolidated historical financial statements. Audited consolidated statement of operations data for fiscal 2007, 2006 and 2005 and audited consolidated balance sheet data at the end of fiscal 2007 and 2006 are included in “Item 8. Financial Statements and Supplementary Data.” The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and the notes thereto.

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

We use a 52/53 week fiscal year that ends on the Sunday closest to January 1. In this Form 10-K, we sometimes refer to the fiscal years ended December 30, 2007, December 31, 2006, January 1, 2006, January 2, 2005 and January 4, 2004 as fiscal 2007, fiscal 2006, fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Approximately every six or seven years a 53rd week is added to our fiscal year. Fiscal 2007, 2006, 2005 and 2004 each consisted of 52 weeks, while fiscal 2003 consisted of 53 weeks. As a result, some of the differences in the results of operations between those fiscal years are attributable to the different lengths of the fiscal years.

	Fiscal Year
	2007		2006		2005		2004		2003
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$353.8		$322.0		$300.7		$276.3		$258.7

Income (loss) before income taxes	13.6	(1)	(18.7	)(3)	(4.3	)(4)	4.1	(5)	5.5	(6)
Net income (loss)	13.0	(1)(2)	(13.6	)(3)	(4.2	)(4)	(0.7	)(5)	4.2	(6)
Net income (loss) per share*:
Basic	0.77		(0.84)		(0.42)		(0.07)		0.42
Diluted	0.77		(0.84)		(0.42)		(0.07)		0.42

Balance Sheet Data
Current assets	$38.8		$44.0		$55.2		$40.8		$44.2
Property and equipment, net	114.7		90.9		66.5		61.5		55.7
Total assets	310.1		291.2		285.0		267.3		263.3
Current liabilities	64.5		58.5		54.8		39.6		35.0
7.5% senior secured notes	—		—		93.6		91.7		90.0
14.0% senior secured notes, less current maturities	—		—		40.0		41.9		—
Senior revolving credit facility	44.3		43.8		—		—		—
Obligations to financial institutions, less current maturities	3.2		3.3		3.5		6.6		12.3
Stockholders’ equity	158.4		143.8		53.8		58.0		102.3

*	In February 2006, the Company and certain selling stockholders completed an IPO of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of the Company’s IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00 per share, 801,950 additional shares of common stock. In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Net income (loss) per share is based on shares of the Company’s common stock and give effect to the 10,098.5 for one stock split that was effected on February 6, 2006 in connection with the IPO as if the split had occurred as of the first day of fiscal 2003.
(1)	Includes a pre-tax non-cash impairment charge of $0.9 million for one Morton’s steakhouse.
(2)	Includes a $3.0 million tax benefit associated with amending the Company’s 2004 and 2005 federal tax returns to elect to treat certain of its employee-portion FICA tax payments as income tax credits rather than the current income tax deductions that the Company elected at the time of filing the returns.
(3)

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

(4)	Includes a pre-tax charge of $6.6 million relating to the separation agreement with the Company’s former President and Chief Executive Officer, a pre-tax charge of $0.2 million for costs associated with the repayment of certain debt and a pre-tax gain on sale of investment of $0.7 million.
(5)	Includes a pre-tax charge of $0.3 million for costs associated with the repayment of certain debt, a pre-tax gain on insurance proceeds of $1.0 million and a pre-tax gain on insurance of $2.8 million relating to proceeds from business interruption insurance.
(6)	Includes a pre-tax charge of $2.3 million for costs associated with the repayment of certain debt and pre-tax gain on insurance of $0.9 million relating to proceeds from business interruption insurance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Item 1. Business—Forward-Looking Statements.”

We use a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. We sometimes refer to the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006 as fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Fiscal 2007, fiscal 2006 and fiscal 2005 each consisted of 52 weeks.

Company Background

As of February 21, 2008, with 78 Morton’s steakhouses, we were the world’s largest owner and operator of company-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. In 1978, we opened the original Morton’s in downtown Chicago, and since then have expanded, as of February 21, 2008, to 78 Morton’s steakhouses, including 73 domestic restaurants located in 66 cities across 28 states and San Juan, Puerto Rico, along with two restaurants in Canada, one in Hong Kong, one in China and one in Singapore. We own all of our restaurants and we do not have any franchisees. We also own and operate four Italian restaurants, located in three cities. During January 2006, we signed a new long-term lease with respect to our then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features café dining with elaborate street lamps surrounding a fountain and a walk-up gelato/espresso bar. The menu features classic Italian favorites and a selection of new dishes. Our other three Italian restaurants operate under the name Bertolini’s.

Our Morton’s steakhouses offer premium quality steak, featuring USDA prime aged beef in the United States, fresh fish, lobster and chicken, complemented by a fully stocked bar and an extensive premium wine list that offers approximately 200 selections in all restaurants and a broader list of over 500 wines in selected restaurants. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature both USDA prime aged beef and comparable high quality aged beef. Management believes the high quality non-U.S. aged beef closely mirrors domestic standards and specifications. Our menu, and its tableside presentation by our servers, is designed to highlight our focus on quality while presenting sufficient menu options to appeal to a wide range of taste preferences.

In February 2006, we and certain selling stockholders, including Castle Harlan Partners III, L.P. and affiliates (collectively “CHP III”), sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share in our IPO. Subsequently, on March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of our IPO, exercised the underwriters’ over-allotment option to purchase from us, at $17.00 per share, 801,950 additional shares of common stock, resulting in additional net proceeds (after deducting underwriting discounts and commissions) to us of approximately $12.7 million.

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

Goodwill at the date of the acquisition by CHP III includes an adjustment of $1.3 million reflecting the cumulative effect of restatements. Other changes to the carrying amount of goodwill of $6.8 million during fiscal 2003 consisted of adjustments of $4.1 million primarily consisting of the reversal of accrued lease exit costs in connection with the finalization of purchase accounting adjustments and tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties of $2.7 million. During fiscal 2004, goodwill was reduced by $0.4 million representing tax benefits that have been recorded with regard to changes in estimates of income tax uncertainties. Additionally, during the fourth quarter of fiscal 2004, goodwill was increased by $0.6 million which represents an adjustment in purchase accounting as a result of a revision to a liability assumed at the time of the acquisition. During fiscal 2005, goodwill was reduced by $0.5 million which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition. During fiscal 2006, goodwill was reduced by $2.1 million which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition. During fiscal 2007, goodwill was reduced by $0.1 million relating to adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. We currently define a reporting unit to be an individual restaurant. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the second quarter of fiscal 2002. The annual impairment tests were most recently performed in the fourth quarter of fiscal 2007. No impairment of assets was determined as a result of these tests.

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

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 2007, we considered and analyzed impairment indicators related to property and equipment. Based on our analysis, we recorded an impairment charge of $0.9 million relating to one Morton’s steakhouse. With the exception of that charge, we concluded that no other material items recorded in property and equipment required an impairment charge.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Income taxes are one of our critical accounting policies and estimates and therefore involve a certain degree of judgment. During fiscal 2004 and 2005, we determined we would elect to treat certain of our employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The impact of this change resulted in recording additional tax expense of approximately $1.6 million to our income tax expense for each of fiscal 2004 and fiscal 2005. Our fiscal 2005 effective tax rate differs from the statutory rate due to non-deductible interest relating to our then-outstanding 7.5% senior secured notes and MHCI’s then-outstanding 14.0% senior secured notes, incremental state, local and foreign taxes and a change to the tax status of foreign subsidiaries partially offset by benefits from a reduction in the valuation allowance and change in effective state rate. Our fiscal 2006 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes, non-deductible interest and the status of foreign subsidiaries. Our fiscal 2007 effective tax rate differs from the statutory rate due to the establishment of deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. In addition, in fiscal 2007, we amended our 2004 and 2005 federal tax returns to elect to treat certain of our employee-portion FICA tax payments as income tax credits rather than the current income tax deductions we had elected at the time of filing the returns. This resulted in an income tax benefit of approximately $3.0 million.

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

Fiscal Year Ended December 30, 2007 (52 weeks) Compared to Fiscal Year Ended December 31, 2006 (52 weeks)

Our net income for fiscal 2007 was $13.0 million compared to our net loss of $13.6 million for fiscal 2006. The change is due in part to the impact of new restaurants, net of the related food, beverage and operating costs, and a decrease in interest expense partially offset by an increase in general and administrative expenses and a tax benefit related to amending our 2004 and 2005 federal tax returns as discussed below. In addition, during fiscal 2006, in connection with our IPO, we incurred costs associated with the repayment of certain debt and costs associated with the termination of our management agreement aggregating approximately $36.4 million. For purposes of this discussion, when we refer to comparable restaurants we mean restaurants open for all of the two periods being compared.

Revenues increased $31.8 million, or 9.9%, to $353.8 million for fiscal 2007 from $322.0 million for fiscal 2006. Revenues increased $20.9 million due to the opening of nine new restaurants (five in fiscal 2007 and four in fiscal 2006). Revenues increased $7.4 million, or 2.4%, due to an increase in revenues from comparable restaurants. Revenues increased as a result of increased gift card breakage income of $1.6 million, including $0.7 million related to expired gift certificates, recorded during the three month period ended April 1, 2007. Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana, which was closed from August 28, 2005 to January 12, 2006, increased $0.7 million. Revenues relating to our Italian restaurant in Las Vegas, Nevada increased $1.2 million when comparing fiscal 2007 (restaurant was open 47 weeks) to fiscal 2006 (restaurant was open 37 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant which reopened as Trevi on February 2, 2007. Average revenue per restaurant open all of either period being compared increased 2.1%. Revenues for fiscal 2007 also reflect the impact of aggregate menu price increases of approximately 0.5% in February 2006, 0.5% in June 2006, 2.0% in December 2006, 2.0% in June 2007 and 1.5% in December 2007 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006 and 2.0% in April 2007.

Percentage changes in restaurant revenues for fiscal 2007 (52 weeks) versus fiscal 2006 (52 weeks) for comparable restaurants were as follows:

Percentage Change Fiscal 2007 (52 weeks) vs. Fiscal 2006 (52 weeks)
Morton’s	2.6%
Bertolini’s	(5.7)%
Total	2.4%

Food and beverage costs increased $10.6 million, or 10.0%, to $117.0 million for fiscal 2007 from $106.4 million for fiscal 2006. This increase was primarily due to the opening of nine additional restaurants (five in fiscal 2007 and four in fiscal 2006). Food and beverage costs as a percentage of revenues increased by 0.1% to 33.1% for fiscal 2007 from 33.0% for fiscal 2006. This increase was due to higher food costs.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $16.8 million, or 11.1%, to $167.8 million for fiscal 2007 from $151.1 million for fiscal 2006. This increase was primarily due to increased salaries, wages and benefits as well as increased utility costs and rent expense primarily due to the opening of nine new restaurants (five in fiscal 2007 and four in fiscal 2006). Included in fiscal 2007 and fiscal 2006 is non-cash rent recorded in accordance with SFAS No. 13 of $0.6 million and $1.1 million, respectively. During fiscal 2006, we received and recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $0.6 million representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouses in New Orleans and South Florida of $0.5 million and $0.1 million, respectively. During fiscal 2006, we also received insurance proceeds of approximately $0.3 million representing insurance recoveries related to costs incurred from the temporary closing of certain Morton’s steakhouses in South Florida. There were no such insurance recoveries during fiscal 2007. Restaurant operating expenses as a percentage of revenues increased 0.5% to 47.4% for fiscal 2007 from 46.9% for fiscal 2006.

Pre-opening costs increased $1.2 million to $5.3 million for fiscal 2007 from $4.1 million for fiscal 2006. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $2.8 million, or 36.6%, to $10.6 million for fiscal 2007 from $7.8 million for fiscal 2006. The increases in depreciation and amortization relate to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $4.2 million, or 18.3%, to $27.2 million for fiscal 2007 from $23.0 million for fiscal 2006. These costs as a percentage of revenues increased 0.6% to 7.7% for fiscal 2007 from 7.1% for fiscal 2006. These increases were primarily due to increased salary, bonus, stock-based compensation and benefit costs as well as increased legal expenses.

Marketing and promotional expenses increased $1.7 million, or 27.4%, to $7.7 million for fiscal 2007 from $6.1 million for fiscal 2006. These costs as a percentage of revenues increased 0.3% to 2.2% for fiscal 2007 from 1.9% for fiscal 2006. These increases were primarily due to an increase in public relations costs and costs relating to our direct mail campaign.

The asset impairment charge of $0.9 million for fiscal 2007 relates to the write-down of property and equipment relating to one Morton’s steakhouse. There was no such charge for fiscal 2006.

Stock compensation expense associated with the IPO was $0.5 million for fiscal 2006. This represented a one-time charge relating to the vesting of MHLLC common units granted to certain employees prior to the IPO.

Management fee paid to related party was $0.4 million for fiscal 2006. We paid this fee pursuant to MHLLC’s management agreement with Castle Harlan, Inc. The management agreement was terminated in conjunction with our IPO in February 2006.

Costs associated with the repayment of certain debt of $28.0 million for fiscal 2006 represents (1) a prepayment penalty of approximately $11.5 million in connection with the repayment of all of our then-outstanding 7.5% senior secured notes, (2) a prepayment penalty of approximately $9.4 million in connection with the repayment of all of MHCI’s then-outstanding 14.0% senior secured notes, (3) approximately $0.9 million of investment banking and legal fees in connection with the tender offer for our 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (4) the write-off of deferred financing and other costs relating to our 7.5% senior secured notes, MHCI’s 14.0% senior secured notes and our prior working capital facility of approximately $6.0 million and (5) approximately $0.2 million of fees related to the termination of our prior working capital facility in connection with the IPO.

Costs associated with the termination of the management agreement of $8.4 million for fiscal 2006 represent a fee relating to the termination of MHLLC’s management agreement with Castle Harlan, Inc. in conjunction with the IPO.

Interest expense, net decreased $1.2 million, or 25.3%, to $3.7 million for fiscal 2007 from $4.9 million for fiscal 2006. The decrease is due to the repayment of the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes in connection with the IPO, partially offset by the interest relating to borrowings under our senior revolving credit facility. Interest income was not significant for fiscal 2007 and fiscal 2006.

Provision for income taxes consisted of an income tax expense of $0.6 million for fiscal 2007 and an income tax benefit of $5.1 million for fiscal 2006. Our effective tax rate of 4.1% for fiscal 2007 differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. In addition, our effective tax rate of 4.1% for fiscal 2007 differs from the statutory rate due to the effect of amending our 2004 and 2005 federal tax returns to elect to treat certain of our employee-portion FICA tax payments as income tax credits rather than the current income tax deduction we had elected at the time of filing these returns. This resulted in an income tax benefit of approximately $3.0 million. Excluding the effect of this benefit, the Company’s fiscal 2007 effective tax rate approximates 26%. Our effective tax rate of 27.1% for fiscal 2006 differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes, non-deductible interest and the status of foreign subsidiaries.

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

Revenues increased $21.3 million, or 7.1%, to $322.0 million for fiscal 2006 from $300.7 million for fiscal 2005. Revenues increased $11.3 million due to an increase in revenues from comparable restaurants. Revenues increased $11.1 million due to the opening of eight new restaurants (four in fiscal 2006 and four in fiscal 2005). Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana, which was closed from August 28, 2005 to January 12, 2006, increased $1.0 million. Revenues decreased $2.7 million due to the temporary closing, for renovation, of our Bertolini’s restaurant located in Las Vegas, Nevada, which reopened as Trevi on February 2, 2007. Average revenue per restaurant open all of either period increased 3.2%. Revenues for fiscal 2006 also reflect the impact of aggregate menu price increases of approximately 0.5% in May 2005, 0.5% in February 2006, 0.5% in June 2006 and 2.0% in December 2006 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006.

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

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $10.1 million, or 7.1%, to $151.1 million for fiscal 2006 from $141.0 million for fiscal 2005. This increase was primarily due to increased wages and benefit costs as well as increased utility costs and rent expense. Included in fiscal 2006 restaurant operating expenses are recoveries aggregating approximately $0.6 million representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouses in New Orleans and South Florida of $0.5 million and $0.1 million, respectively. We also received insurance proceeds of approximately $0.6 million representing insurance recoveries related to costs incurred from the temporary closing and property damaged of the Morton’s steakhouse in New Orleans. We also received insurance proceeds of approximately $0.3 million representing insurance recoveries related to costs incurred from the temporary closing and property damaged of certain Morton’s steakhouses in South Florida. See Note 3(b) to our 2006 consolidated financial statements. There were no such insurance recoveries during fiscal 2005. Also included in fiscal 2006 and fiscal 2005 is non-cash rent recorded in accordance with SFAS No. 13 of $1.1 million and $0.9 million, respectively. Restaurant operating expenses as a percentage of revenues remained consistent at 46.9% for fiscal 2006 and fiscal 2005.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs, repurchase our common stock and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next several years through cash provided by operations and borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances could adversely affect our liquidity. The landlord development allowances for four of the five new Morton’s opened in leased premises, as well as for the relocation of our Cincinnati, Ohio Morton’s, between January 1, 2007 and February 21, 2008 ranged from approximately $1.0 million to $1.8 million. For one of the new restaurants, we did not receive such landlord development allowances. As of December 30, 2007, we had cash and cash equivalents of $7.0 million compared to $6.3 million as of December 31, 2006.

Working Capital and Cash Flows

As of December 30, 2007 we had, and in the future we may have, negative working capital balances. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for noncurrent capital expenditures and/or to repay debt.

Operating Activities. Cash flows provided by operating activities for fiscal 2007 were $38.5 million, consisting primarily of a net increase in cash of $28.1 million resulting from income before depreciation, amortization and asset impairment, and an increase in accounts payable, accrued expenses and other liabilities of $13.0 million partially offset by a change in deferred income taxes of $2.1 million and a net decrease in cash of $1.6 million resulting from an increase in inventories. Cash flows provided by operating activities for fiscal 2006 were $26.7 million, consisting primarily of a net increase in cash of $23.8 million resulting from income before depreciation, amortization, prepayment penalties associated with the early repayment of debt and the write-off of deferred financing costs and an increase in accounts payable, accrued expenses and other liabilities of $11.9 million partially offset by a change in deferred income taxes of $6.9 million, a net decrease in cash of $1.0 million resulting from an increase in prepaid expenses and other assets and a net decrease in cash of $1.5 million resulting from an increase in inventories. Cash flows provided by operating activities for fiscal 2005 were $23.8 million, consisting primarily of a net increase in cash of $7.8 million resulting from income before depreciation and amortization and other non-cash charges, and an increase in accounts payable, accrued expenses and other liabilities of $19.9 million, partially offset by a net decrease in cash of $2.9 million resulting from an increase in prepaid expenses and other assets.

Investing Activities. Cash flows used in investing activities for fiscal 2007 were $38.2 million due to purchases of property and equipment, which included capital expenditures related to the five Morton’s steakhouses opened during fiscal 2007, the relocation of our Cincinnati, Ohio Morton’s, as well as the one Morton’s steakhouse opened during the first quarter of fiscal 2008. Cash flows used in investing activities for fiscal 2006 were $23.8 million, primarily due to purchases of property and equipment of $28.2 million, which included capital expenditures related to the four Morton’s steakhouses opened during fiscal 2006, and in part, the one Morton’s steakhouse opened during the first quarter of 2007 and the renovation of Trevi, partially offset by proceeds from the sale of marketable securities of $4.2 million. Cash flows used in investing activities for fiscal 2005 were $12.0 million due to purchases of property and equipment of $12.7 million, which included capital expenditures related to the four Morton’s steakhouses opened during fiscal 2005 and purchases of marketable securities of $7.1 million partially offset by proceeds from the sale of marketable securities of $7.2 million.

Financing Activities. Cash flows provided by financing activities for fiscal 2007 were $0.2 million, primarily consisting of net borrowings under our senior revolving credit facility of $0.5 million. Cash flows used in financing activities for fiscal 2006 were $15.8 million, primarily consisting of the repayment of our 7.5%

senior secured notes, including a prepayment penalty, of $105.3 million, the repayment of MHCI’s 14.0% senior secured notes, including a prepayment penalty, of $56.8 million and the payment of deferred financing costs related to our senior revolving credit facility of $1.1 million partially offset by proceeds from the issuance of common stock, net of offering costs, of $103.7 million and net borrowings under our senior revolving credit facility of $43.8 million. Cash flows used in financing activities for fiscal 2005 were $3.0 million, consisting primarily of net principal reduction on obligations to financial institutions of $3.6 million, primarily due to the early repayment of two mortgages aggregating $3.4 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. As of December 30, 2007, we had outstanding borrowings of approximately $44.3 million under our senior revolving credit facility. As of December 30, 2007, we were in compliance with all of our financial covenants in the senior credit facility.

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

Under the senior revolving credit facility, we are required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of 5:1 and a limit on our capital expenditures. Our annual capital expenditures, net of landlord contributions, allowances and abatements are not allowed to exceed $35.0 million for fiscal year 2008, $40.0 million for fiscal year 2009 and $30.0 million for fiscal years 2010 and 2011. This covenant also provides for a one year carryforward of unused amounts from the prior fiscal year.

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

Previously Outstanding 7.5% Senior Secured Notes.

On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010. The 7.5% senior secured notes were issued at a discount of 15%, resulting in a yield to maturity of 12.005%. On February 14, 2006, in connection with the IPO, we repaid these notes. See Note 6 to our 2007 consolidated financial statements.

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

MHCI’s Previously Outstanding 14.0% Senior Secured Notes.

On June 4, 2004, MHCI completed an offering of $40.0 million of its 14.0% senior secured notes due December 30, 2010. On February 14, 2006, in connection with the IPO, we repaid these notes. See Note 7 to our 2007 consolidated financial statements.

Mortgages.

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. We repaid five of these mortgage loans during fiscal 2003, fiscal 2004 and fiscal 2005. On December 30, 2007 and December 31, 2006, the aggregate outstanding principal balance due on the remaining mortgage loan was approximately $3.3 million and $3.5 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The remaining mortgage loan outstanding as of December 30, 2007 bears interest at 8.98% and is scheduled to mature in March 2021. As of December 30, 2007, we were in compliance with all of our financial covenants in this mortgage loan.

Restaurant Operating Leases.

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto. See Note 12 to our 2007 consolidated financial statements.

Contractual Commitments.

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of December 30, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$1,746	$1,746	$1,746	$46,046	$—	$—	$51,284
Mortgage loan with GE Capital Franchise Finance, including interest	435	435	435	435	435	3,591	5,766

Subtotal	2,181	2,181	2,181	46,481	435	3,591	57,050
Operating leases	25,893	26,537	27,391	26,046	24,637	178,947	309,451
Purchase commitments	22,975	—	—	—	—	—	22,975

Total	$51,049	$28,718	$29,572	$72,527	$25,072	$182,538	$389,476

(a)	Interest is based on borrowings as of December 30, 2007 and interest rates as of February 21, 2008.

Capital Expenditures. During fiscal 2007, our expenditures for fixed assets and related investment costs, plus expensed pre-opening costs, approximated $43.5 million. During fiscal 2007, capital expenditures were reduced by landlord contributions of approximately $6.4 million. We estimate that we will expend up to an aggregate of $39.0 million in fiscal 2008 for fixed assets and related investment costs, including pre-opening costs of approximately $4.7 million, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2008 are expected to be reduced by landlord contributions of approximately $9.3 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2008. We cannot be sure, however, that this will be the case.

Off-Balance Sheet Arrangements

Other than our operating leases, we do not have any off-balance sheet arrangements.

Net Operating Loss Carryforwards

At December 30, 2007, we had various state and foreign income tax net operating loss carryforwards aggregating approximately $2.5 million which expire in various periods through 2028. As of December 30, 2007, we had approximately $20.3 million in FICA and other tax credits expiring in various periods through 2027 available to reduce income taxes payable in future years. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. We consider the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. See Note 10 to our 2007 consolidated financial statements.

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

Seasonality

Our business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to our reduced summer volume, and revenues generally being higher in the first and fourth fiscal quarters in part due to increased redemption of gift cards and/or certificates and increased usage of Boardrooms, respectively.

The following table sets forth historical, unaudited quarterly revenues for our Morton’s and Bertolini’s restaurants that were open for the entire period from January 1, 2007 to December 30, 2007 (71 restaurants) and for the entire period from January 2, 2006 to December 31, 2006 (67 restaurants).

Comparable Restaurant Revenues

(dollars in thousands)

	2007		2006		2006		2005
	71 restaurants				67 restaurants
	$	%	$	%	$	%	$	%
First Quarter	79,473	25.6	79,179	26.1	74,068	26.3	71,016	26.3
Second Quarter	75,823	24.4	72,696	24.0	67,406	23.9	65,256	24.1
Third Quarter	69,703	22.5	65,207	21.5	60,198	21.4	59,024	21.8
Fourth Quarter	85,356	27.5	85,918	28.4	80,005	28.4	75,184	27.8

	310,355	100.0	303,000	100.0	281,677	100.0	270,480	100.0

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations.” SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

As of December 30, 2007, we owned and operated five international restaurants, one each in Hong Kong; Macau, China; Singapore; Toronto, Canada; and Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 30, 2007, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of December 30, 2007, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $44.3 million. As a result, a hypothetical 10% fluctuation in interest rates, as of December 30, 2007, would have a $0.2 million, net of taxes, impact on earnings for fiscal 2007.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements follow on pages 44 to 72.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Morton’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton’s Restaurant Group, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2007. We also have audited Morton’s Restaurant Group Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Morton’s Restaurant Group, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton’s Restaurant Group, Inc. as of December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Morton’s Restaurant Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in COSO.

KPMG LLP

Chicago, Illinois

March 2, 2008

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 30, 2007 and December 31, 2006

(amounts in thousands)

	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,016	$6,261
Accounts receivable	5,102	6,317
Inventories	13,394	11,764
Prepaid expenses and other current assets	6,560	8,197
Income taxes receivable	1,102	—
Deferred income taxes, net	5,578	11,449

Total current assets	38,752	43,988

Property and equipment, net	114,736	90,870

Intangible asset	92,000	92,000
Goodwill	59,101	59,167
Other assets and deferred expenses, net	5,494	5,159

	$310,083	$291,184

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

December 30, 2007 and December 31, 2006

(amounts in thousands, except share and per share amounts)

	December 30, 2007	December 31, 2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,426	$9,065
Accrued expenses, including deferred revenue from gift certificates of $22,667 and $20,763	49,919	48,166
Current portion of obligation to financial institution	136	124
Accrued income taxes	1,031	1,161

Total current liabilities	64,512	58,516

Borrowings under senior revolving credit facility	44,300	43,800
Obligation to financial institution, less current maturities	3,206	3,343
Deferred income taxes, net	8,336	16,272
Other liabilities	31,341	25,429

Total liabilities	151,695	147,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at December 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized and 16,938,155 and 16,900,450 issued and outstanding at December 30, 2007 and December 31, 2006, respectively	169	169
Additional paid-in capital	165,979	164,631
Accumulated other comprehensive income	218	4
Accumulated deficit	(7,978)	(20,980)

Total stockholders’ equity	158,388	143,824

	$310,083	$291,184

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years ended December 30, 2007, December 31, 2006 and January 1, 2006

(amounts in thousands, except share and per share amounts)

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Revenues	$353,825	$321,982	$300,690

Food and beverage costs	117,010	106,412	99,587
Restaurant operating expenses	167,816	151,061	140,998
Pre-opening costs	5,262	4,101	2,293
Depreciation and amortization	10,602	7,763	7,695
General and administrative expenses	27,229	23,016	22,643
Marketing and promotional expenses	7,731	6,068	5,472
Asset impairment	927	—	—
Employee separation charge	—	—	6,625
Stock compensation expense associated with initial public offering	—	488	—
Management fee paid to related party	—	390	2,800

Operating income	17,248	22,683	12,577
Costs associated with the repayment of certain debt	—	28,003	174
Costs associated with the termination of management agreement	—	8,400	—
Gain on sale of investment	—	—	(664)
Interest expense, net	3,685	4,933	17,365

Income (loss) before income taxes	13,563	(18,653)	(4,298)
Income tax expense (benefit)	561	(5,060)	(95)

Net income (loss)	$13,002	$(13,593)	$(4,203)

Net income (loss) per share
Basic	$0.77	$(0.84)	$(0.42)
Diluted	$0.77	$(0.84)	$(0.42)

Shares used in computing net income (loss) per share
Basic	16,932,161	16,124,262	10,098,500
Diluted	16,978,777	16,124,262	10,098,500

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal Years ended December 30, 2007, December 31, 2006 and January 1, 2006

(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 2, 2005	$—	$101	$60,852	$(3,184)	$189	$57,958
Comprehensive income (loss):
Net loss	—	—	—	(4,203)	—
Foreign currency translation adjustments	—	—	—	—	20

Total comprehensive income (loss)						(4,183)

Amortization of MHLLC units	—	—	1	—	—	1

Balance at January 1, 2006	—	101	60,853	(7,387)	209	53,776
Issuance of common stock in connection with IPO, including tax benefit of $552	—	60	91,502	—	—	91,562
Issuance of common stock in connection with underwriters’ exercise of over-allotment	—	8	12,671	—	—	12,679
Comprehensive income (loss):
Net loss	—	—	—	(13,593)	—
Foreign currency translation adjustments	—	—	—	—	(205)

Total comprehensive income (loss)						(13,798)

Dividend of Wilshire stock	—	—	(1,566)	—	—	(1,566)
Vesting of MHLLC units	—	—	488	—	—	488
Amortization of restricted stock	—	—	683	—	—	683

Balance at December 31, 2006	—	169	164,631	(20,980)	4	143,824
Comprehensive income (loss):
Net income	—	—	—	13,002	—
Foreign currency translation adjustments	—	—	—	—	214

Total comprehensive income (loss)						13,216

Tax adjustment	—	—	(77)	—	—	(77)
Tax benefit related to restricted shares vested	—	—	58	—	—	58
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(210)	—	—	(210)
Amortization of restricted stock	—	—	1,577	—	—	1,577

Balance at December 30, 2007	$—	$169	$165,979	$(7,978)	$218	$158,388

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended December 30, 2007, December 31, 2006 and January 1, 2006

(amounts in thousands)

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Cash flows from operating activities:
Net income (loss)	$13,002	$(13,593)	$(4,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,602	7,763	7,695
Asset impairment	927	—	—
Amortization of deferred occupancy costs, bond discount and other deferred expenses and stock based compensation	3,553	2,862	4,288
Gain on sale of investment	—	—	(664)
Gain on marketable securities	—	(5)	(92)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	—	20,833	—
Write-off of deferred financing costs	—	5,951	—
Issuance of PIK notes in lieu of interest	—	—	5,549
Redemption of PIK notes	—	—	(1,398)
Deferred income taxes	(2,076)	(6,947)	(1,830)
Change in assets and liabilities:
Accounts receivable	1,240	(1,284)	(679)
Income taxes receivable	(1,102)	685	(685)
Inventories	(1,562)	(1,520)	(920)
Prepaid expenses and other assets	1,093	(1,005)	(2,947)
Accounts payable, accrued expenses and other liabilities	12,979	11,917	19,893
Accrued income taxes	(129)	1,010	(191)

Net cash provided by operating activities	38,527	26,667	23,816

Cash flows from investing activities:
Purchases of property and equipment	(38,206)	(28,166)	(12,732)
Proceeds from insurance	—	165	—
Proceeds from sale of investment	—	—	674
Purchases of marketable securities	—	—	(7,143)
Proceeds from sale of marketable securities	—	4,175	7,177

Net cash used by investing activities	(38,206)	(23,826)	(12,024)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	11,000	68,500	—
Payments made on senior revolving credit facility	(10,500)	(24,700)	—
Repayment of 7.5% senior secured notes, including prepayment penalty	—	(105,317)	—
Repayment of 14.0% senior secured notes, including prepayment penalty	—	(56,765)	—
Principal reduction on obligations to financial institutions	(125)	(114)	(3,576)
Shares vested and forfeited by employees in lieu of paying minimum income taxes	(210)	—	—
Tax benefit related to restricted shares vested during the year	58	—	—
Proceeds from issuance of common stock, net of offering costs	—	103,689	—
Payment of deferred financing costs	—	(1,076)	—
Decrease in restricted cash	—	—	548

Net cash provided by (used by) financing activities	223	(15,783)	(3,028)

Effect of exchange rate changes on cash	211	(253)	4

Net increase (decrease) in cash and cash equivalents	755	(13,195)	8,768
Cash and cash equivalents at beginning of period	6,261	19,456	10,688

Cash and cash equivalents at end of period	$7,016	$6,261	$19,456

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 30, 2007, December 31, 2006 and January 1, 2006

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

The Company is engaged in the business of owning and operating restaurants under the names Morton’s The Steakhouse (“Morton’s”), Trevi (“Trevi”) and Bertolini’s Authentic Trattorias (“Bertolini’s”). As of December 30, 2007, the Company owned and operated 82 restaurants (78 Morton’s and four Italian restaurants (one Trevi and three Bertolini’s)).

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Reporting period

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2007, fiscal 2006 and fiscal 2005 each consisted of 52 weeks.

(c) Inventories

Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(d) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. In fiscal 2007, fiscal 2006 and fiscal 2005 interest costs capitalized during the construction period for leasehold improvements were approximately $311,000, $245,000 and $151,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

(e) Other Assets and Deferred Expenses, Net

Other assets and deferred expenses, net in the accompanying consolidated balance sheets consisted of the following (amounts in thousands):

	December 30, 2007	December 31, 2006
Smallwares	$3,038	$2,776
Deferred financing costs	672	887
Deposits	528	460
Other	1,256	1,036

Total other assets and deferred expenses, net	$5,494	$5,159

As of December 30, 2007 and December 31, 2006, deferred financing costs consisted of the costs associated with the $115,000,000 senior revolving credit facility with Wachovia Bank, National Association, as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders (see Note 8), which is being amortized over 5 years. Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when initially purchased.

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

(g) Intangible Asset and Goodwill

The intangible asset represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and management believes that it is widely recognized and accepted by consumers in its respective market as an indication of and recognition of service, value and quality. The intangible asset and goodwill are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In connection with the adoption of SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company currently defines a reporting unit to be an individual restaurant. The Company’s initial impairment review indicated that there was no impairment as of the date of adoption for goodwill that was acquired in prior business combinations.

SFAS No. 142 requires the Company to perform an annual assessment of whether there is an indication that goodwill is impaired utilizing a two-step method. In the first step, the Company compares the fair value of a

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

reporting unit to its carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, in order to measure the amount of impairment loss, the Company must compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Included in goodwill is a deferred tax liability of $35,880,000 recognized in connection with the identification of the intangible asset of $92,000,000. During fiscal 2006, goodwill was reduced by $2,141,000 which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition. During fiscal 2007, goodwill was reduced by $66,000 which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition.

As of December 30, 2007, the Company performed its annual impairment test of goodwill and non-amortizing intangible asset in accordance with SFAS No. 142. Based on its evaluation, the Company was not required to recognize an impairment.

(h) Derivative Financial Instruments

Amounts receivable or payable under interest rate swap agreements are accounted for as adjustments to interest expense.

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. As of December 30, 2007 and December 31, 2006, the Company did not have any derivative financial instruments.

(i) Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations included advertising expenses of approximately $1,439,000, $1,423,000 and $1,711,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Advertising costs are expensed as incurred.

(j) Pre-opening costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in “Pre-opening costs” in the accompanying consolidated statements of operations. Pre-opening costs incurred and recorded as expense for fiscal 2007, fiscal 2006 and fiscal 2005 were approximately $5,262,000, $4,101,000 and $2,293,000, respectively.

(k) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition,

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Cash paid for interest and income taxes for fiscal 2007, fiscal 2006 and fiscal 2005 were as follows (amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Interest and fees, including amounts capitalized (see Note 2(d))	$3,518	$3,909	$9,149
Income taxes, net of refunds	3,736	1,110	2,619

(l) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, goodwill, intangible assets and income taxes. Actual results could differ from those estimates.

(m) Impairment of Long-Lived Assets

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

During fiscal 2007, the Company considered and analyzed impairment indicators related to property and equipment. Based on its analysis, the Company recorded an impairment charge of $927,000 relating to the property and equipment of one Morton’s steakhouse for which the Company projected negative operating income for fiscal 2008 and future years. With the exception of that charge, the Company concluded that no other material items recorded in property and equipment required an impairment charge.

(n) Translation of Foreign Currencies

As of December 30, 2007, the Company owned and operated five international locations, one each in Hong Kong; Macau, China; Singapore; Toronto, Canada; and Vancouver, Canada. The financial position and results of operations of the Company’s foreign businesses are measured using local currency as the functional currency.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholders’ equity.

(o) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and equity adjustments from foreign currency translation and is presented in the consolidated statements of stockholders’ equity.

(p) Revenue Recognition

Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Revenues are presented net of sales taxes. Gift cards and/or certificates are sold in the ordinary course of business. Proceeds from gift card and/or certificate sales are recorded as deferred revenue at the time the gift card and/or certificate is sold and are not recognized as revenue until the gift card and/or certificate is redeemed or it is determined that gift card breakage income should be recorded. In fiscal 2006, the Company began recording gift card breakage income based on its historical redemption pattern (which is subject to change if or when actual patterns of redemption change). Based on historical information, the Company has determined that redemptions 48 months after issuance are remote and will likely never be redeemed. Accordingly, the Company records gift card breakage income 48 months after the date of issuance for all gift cards that have not been redeemed. During fiscal 2007 and fiscal 2006, gift card breakage income, which amounted to approximately $2,209,000 and $544,000, respectively, is included in “Revenues” in the consolidated statements of operations.

(q) Net Income (Loss) Per Share

In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006 (see Note 11). Accordingly, basic and diluted shares for all periods presented have also been calculated based on the average shares outstanding, as adjusted for the 10,098.5 for one stock split.

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income (loss) per share has been computed by dividing net income (loss) by the shares outstanding as adjusted for the 10,098.5 for one stock split. In accordance with SFAS No. 128, diluted net income per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average number of common shares outstanding.

The 10,098,500 shares outstanding as adjusted for the stock split as of January 1, 2006 and January 2, 2005, included all shares issuable for no consideration to employees who were granted MHLLC common units pursuant to employee subscription agreements (see Note 13).

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands except share and per share amounts):

	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
Net income (loss) available to common stockholders	$13,002	$(13,593)	$(4,203)

Shares:
Weighted average number of common shares outstanding	16,932,161	16,124,262	10,098,500
Dilutive potential common shares	46,616	—	—

Weighted average number of common shares outstanding	16,978,777	16,124,262	10,098,500

Basic net income (loss) per share	$0.77	$(0.84)	$(0.42)

Diluted net income (loss) per share	$0.77	$(0.84)	$(0.42)

(r) New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations.” SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008.

(s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(3) Restaurant Closings

(a) Certain Weather-Related Restaurant Closures

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

As a result of the impact of Hurricane Wilma, the Morton’s steakhouses in Boca Raton, Miami, North Miami Beach and Palm Beach, Florida were temporarily closed for an average of 9 days in October 2005. As of January 1, 2006, the Company had an insurance receivable of $235,000 representing insurance recoveries related to costs incurred from the temporary closings. During fiscal 2006, the Company received insurance proceeds of approximately $304,000 representing insurance recoveries related to costs incurred from the temporary closings and property damaged of the Morton’s steakhouses in Boca Raton, Miami, North Miami Beach and Palm Beach, Florida. During fiscal 2006, the Company also received and recorded a benefit in restaurant operating expenses in the accompanying consolidated statement of operations of approximately $133,000 representing business interruption insurance recoveries related to the temporary closings of the Morton’s steakhouses in Boca Raton, Miami, North Miami Beach and Palm Beach, Florida.

These events adversely affected the Company’s results of operations in the third and fourth quarters of fiscal 2005.

(b) New Italian Restaurant

During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. During the construction period, the Company incurred rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it also lost the revenues that would have been generated had the existing restaurant remained open, all of which adversely affected its results of operations. During fiscal 2007 and fiscal 2006, the Company incurred pre-opening expenses and other fixed costs relating to this new lease of $421,000 and $1,082,000, respectively.

(4) Property and Equipment

The costs and related accumulated depreciation and amortization of major classes of assets as of December 30, 2007 and December 31, 2006 are set forth below (amounts in thousands):

	December 30, 2007	December 31, 2006
Furniture, fixtures and equipment	$33,752	$25,716
Buildings and leasehold improvements	106,476	74,150
Land	8,474	8,474
Construction in progress	4,191	9,226

	152,893	117,566
Less accumulated depreciation and amortization	38,157	26,696

Net property and equipment	$114,736	$90,870

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

(5) Accrued Expenses

Accrued expenses at December 30, 2007 and December 31, 2006 consisted of the following (amounts in thousands):

	December 30, 2007	December 31, 2006
Deferred revenue from gift certificates and gift cards	$22,667	$20,763
Restaurant operating expenses	7,941	6,968
Accrued legal costs	5,036	2,717
Payroll and related taxes	4,031	4,547
Sales and use tax	2,591	2,582
Current portion of separation agreement	2,345	2,200
Accrued construction costs	1,701	4,619
Rent and property taxes	1,344	1,569
Other	2,263	2,201

Total accrued expenses	$49,919	$48,166

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

(8) Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115,000,000 senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. This senior revolving credit facility matures on February 14, 2011. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of December 30, 2007, the Company had outstanding borrowings of approximately $44,300,000 under its senior revolving credit facility. Management believes that the carrying value of outstanding borrowings approximates fair value since interest rates vary with market conditions. As of December 30, 2007, the Company was in compliance with all of its financial covenants in its senior revolving credit facility.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

The senior revolving credit facility also provides the Company with the right to seek to increase the facility by an additional $50,000,000, in the form of either additional revolving loans or term loans, on up to two occasions in a minimum principal amount of $25,000,000 on each occasion, which are referred to as the incremental facility. None of the lenders under the revolving credit facility will be obligated to provide the incremental facility. If the Company’s then-existing lenders do not elect to provide commitments for all or a portion of the incremental facility, the Company would have to seek the remaining commitments from other lenders, although there can be no assurance that the Company would be able to do so. In addition, the incremental facility will only be available if (i) no default or event of default under the senior revolving credit facility has occurred and is continuing at the time of such increase, (ii) the borrower is in pro forma compliance with the financial covenants at the time of such increase and (iii) the administrative agent for the senior revolving credit facility has received certain other documentation from the borrower. The portion of the incremental facility in the form of revolving loans may not have a shorter maturity or higher interest rate margins or fees than the senior revolving credit facility.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

Under the senior revolving credit facility, the Company is required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of 5:1 and a limit on the Company’s capital expenditures. The Company’s annual capital expenditures, net of landlord contributions, allowance and abatements are not allowed to exceed $35,000,000 for fiscal year 2008, $40,000,000 for fiscal year 2009 and $30,000,000 for fiscal years 2010 and 2011. This covenant also provides for a one year carryforward of unused amounts from the prior fiscal year.

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

(9) Obligation to Financial Institution

Obligation to financial institution consisted of the following (amounts in thousands):

	December 30, 2007	December 31, 2006
Mortgage loan with GE Capital Franchise Finance bearing interest at 8.98% scheduled to mature in March 2021	$3,342	$3,467
Less current portion of obligation to financial institution	136	124

Obligation to financial institution, less current maturities	$3,206	$3,343

Future maturities of the Company’s obligation to financial institution were as follows as of December 30, 2007 (amounts in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Mortgage loan with GE Capital Franchise Finance	$136	$149	$164	$179	$196	$2,518	$3,342

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

(10) Income Taxes

Income (loss) before income taxes for the Company’s domestic and foreign operations were as follows (amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Domestic operations	$10,234	$(23,186)	$(7,795)
Foreign operations	3,329	4,533	3,497

Total	$13,563	$(18,653)	$(4,298)

Income tax expense (benefit) was comprised of the following (amounts in thousands):

		Fiscal 2007	Fiscal 2006	Fiscal 2005
Federal:	Current	$691	$(235)	$691
	Deferred	(2,027)	(6,933)	(930)

		(1,336)	(7,168)	(239)
Foreign:	Current	1,062	1,426	588
	Deferred	(106)	(67)	68

		956	1,359	656
State and Local:	Current	798	694	714
	Deferred	143	55	(1,226)

		941	749	(512)

Income tax expense (benefit)		$561	$(5,060)	$(95)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Computed “expected” tax expense (benefit)	$4,747	$(6,528)	$(1,461)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax benefit	379	487	139
Foreign rate differential	25	266	517
FICA and other tax credits	(1,921)	(1,846)	(73)
Change in valuation allowance	—	—	(588)
Non-deductible interest	—	1,849	1,248
Change in effective state rate	—	638	(487)
Adjustment related to amended returns	(2,978)	—	—
Change in tax status of foreign subsidiaries	—	—	643
Other, net	309	74	(33)

	$561	$(5,060)	$(95)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

During fiscal 2005, the Company determined it would elect to treat certain of its employee-portion FICA tax payments as current income tax deductions rather than income tax credits. Such election was made in order to minimize cash paid for income taxes in the short-term. The Company’s fiscal 2007 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. The Company’s fiscal 2007 effective tax rate differs from its fiscal 2006 effective tax rate due to the fact that during the fourth quarter of fiscal 2007, the Company amended its 2004 and 2005 federal tax returns to elect to treat certain of its employee-portion FICA tax payments as income tax credits rather than the current income tax deductions it had elected at the time of filing the returns. This resulted in an income tax benefit of approximately $2,978,000. Excluding the effect of this benefit, the Company’s fiscal 2007 effective tax rate approximates 26%. The Company’s fiscal 2006 effective tax rate differs from its fiscal 2005 effective tax rate due to the fact that during the fourth quarter of fiscal 2005, the Company determined it would elect to treat its Singapore and Hong Kong subsidiaries as separate taxable corporations and in 2006, the Company determined that it would elect to treat certain of its employee-portion FICA tax payments and its foreign tax payments as income tax credits rather than the current income tax deductions it had elected in 2005.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2007 and fiscal 2006 are presented below (amounts in thousands):

	December 30, 2007	December 31, 2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$1,642	$8,116
Capital loss carryforwards	11	11
Deferred revenue on gift certificates and gift cards	3,841	3,678
Accrued timing differences	3,180	2,613
Foreign taxes	1,688	1,656
Property and equipment depreciation	(98)	328
Deferred rent and start-up amortization	3,894	2,636
FICA and other tax credits	20,250	13,211

Total gross deferred tax assets	34,408	32,249
Less valuation allowance	(1,904)	(1,974)

Net deferred tax assets	32,504	30,275
Deferred tax liabilities:
Intangible asset	34,128	34,062
Smallwares	1,134	1,036

Total gross deferred tax liabilities	35,262	35,098

Net deferred tax liabilities	$(2,758)	$(4,823)

At December 30, 2007, the Company had various state and foreign income tax net operating loss carryforwards, capital loss carryforwards, foreign tax credits and FICA and other tax credits expiring in various periods through 2028, 2010, 2017 and 2027, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

forward. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Sections 382 and 383 of the Internal Revenue Code limit the amount of federal net operating losses, capital loss carryovers and FICA credits, generated prior to the acquisition of the Company in July 2002, that may be used in future periods. Generally, the utilization of these attributes will be limited on an annual basis to the value of the acquired business, at the date of ownership change, multiplied by the federal long-term tax-exempt rate at the date of the transaction. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $127,000,000. Federal taxable income for the fiscal year ended December 30, 2007 was estimated to be approximately $19,400,000 before the utilization of approximately $16,400,000 of a Federal net operating loss carryforward, which reduced the Company’s taxable income to approximately $3,000,000. The Company assesses the recoverability of its net deferred tax asset based upon the level of historical income and projections of future taxable income. Deferred tax assets arising from capital losses have been fully reserved. Management believes the Company will generate sufficient taxable income to realize its net deferred tax assets as of December 30, 2007.

During fiscal 2007, goodwill was reduced by $66,000 which represents adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the acquisition. During fiscal 2006, goodwill was reduced by $2,141,000, which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of acquisition and as a result of revisions to a deferred tax asset valuation allowance assumed at the time of purchase.

FICA and other tax credits of $20,250,000 have been recorded as deferred tax assets by the Company. Included in these credits are credits aggregating $18,775,000 that are for a portion of the employer paid social security taxes on employee tips. The remainder of the credits are for Empowerment Zone and other credits. All of these credits are available to offset federal income tax in future years. These credits must generally be utilized after all federal net operating loss carryovers are utilized. For credits generated in tax years beginning before 1998 the carryforward period is 15 years. For credits generated in tax years beginning after 1997, the carryforward period is 20 years.

The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1995	$92	2010
1996	1,290	2011
1997	1,348	2012
1998	1,498	2018
1999	1,944	2019
2000	2,399	2020
2001	47	2021
2002	105	2022
2003	22	2023
2004	2,524	2024
2005	2,772	2025
2006	3,086	2026
2007	3,267	2027

	$20,394

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

In fiscal 2007 and fiscal 2006, the Company determined that it would elect to treat foreign tax payments of $933,000 and $820,000 as income tax credits rather than the current income tax deductions. The credits expire in 2017 and 2016, respectively. For the fiscal 2007 income tax returns, the Company estimates it will utilize $1,053,000 of these credits to offset current taxable income.

As of December 30, 2007, the Company operates in the foreign jurisdictions of Canada, Singapore, Hong Kong and China. The foreign subsidiaries, with the exception of operations in Canada and China, had operated as single member limited liability companies which were disregarded for U.S. federal income tax purposes, and were incorporated entities in their jurisdiction of operation through October 2, 2005. Therefore, the taxable income or loss of these foreign subsidiaries had been recognized on the Company’s U.S. federal income tax return and any foreign taxes paid were available as foreign tax credits subject to certain limitations, or as deductions against taxable income in the U.S. As of October 3, 2005, the Company has elected to treat its Singapore and Hong Kong subsidiaries as separate taxable corporations.

U.S. deferred taxes on undistributed earnings of $1,340,000 of foreign subsidiaries have not been recognized under the indefinite reversal criterion in Accounting Principles Board (“APB”) Opinion No. 23 because they are considered permanent in nature.

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

Prior to the implementation of FIN 48, the Company had recorded reserves for uncertain tax positions that may become payable in future years as a result of examinations by tax authorities. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, the Company has determined that its accounting for uncertain tax positions was consistent with its previously recorded contingencies. The amount of unrecognized tax benefits and the related interest and penalties as of December 30, 2007 was not material to the Company’s consolidated financial statements. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

(11) Capital Stock

In February 2006, the Company and certain selling stockholders sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share in an IPO. The Company’s registration statement on Form S-1 filed with the SEC was declared effective on February 8, 2006. The Company received net proceeds of approximately $91,010,000 from the sale of shares of common stock in the offering after deducting underwriting discounts and commissions and offering expenses payable by it. The Company used the net proceeds from the IPO, together with proceeds of $63,000,000 from borrowings under its senior revolving credit facility (see Note 8) and $20,195,000 of available cash, as follows: (1) approximately $106,258,000 to repay all of its outstanding 7.5% senior secured notes, including a prepayment penalty of approximately $11,468,000 and accrued interest of $941,000, (2) approximately $57,043,000 to repay all of MHCI’s outstanding 14.0% senior secured notes, including a prepayment premium of $9,365,000 and accrued interest of $278,000, (3) approximately $8,400,000 to pay the termination fee in connection with the termination of MHLLC’s management agreement with Castle Harlan, Inc., (4) approximately $1,076,000 to pay the financing fees related to its $115,000,000 senior revolving credit facility, which was entered into in connection with the IPO, (5) approximately $957,000 to pay the investment banking and legal fees in connection with the tender offer of its 7.5% senior secured notes and the repurchase of MHCI’s 14.0% senior secured notes, (6) approximately $196,000 to pay fees related to the termination of the Company’s prior working capital facility and (7) approximately $275,000 to collateralize outstanding letters of credit issued under the prior working capital facility.

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

As of December 30, 2007 and December 31, 2006, the authorized capital of MRG consisted of 100,000,000 shares of common stock at $0.01 par value per share with 16,938,155 and 16,900,450 shares of common stock issued and outstanding, respectively, and 30,000,000 shares of preferred stock at $0.01 par value per share with no shares issued or outstanding. During fiscal 2007, 48,340 shares previously granted to employees vested, of which 10,635 shares were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company. See Note 14.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

(12) Operating Leases

The Company’s operations are generally conducted in leased premises. As of December 30, 2007, remaining lease terms range from one to 34 years.

In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are included in “Other liabilities” in the accompanying consolidated balance sheets and the total amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets as a credit to rent expense. As of December 30, 2007 and December 31, 2006, approximately $2,341,000 and $4,163,000, respectively, of development allowances were due from lessors and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent rental provisions based upon a percentage of gross revenues and/or provide for rent deferral during the initial term of such leases. Included in “Other liabilities” in the accompanying consolidated balance sheets at December 30, 2007 and December 31, 2006 are accruals related to such rent deferrals and landlord allowances of approximately $31,341,000 and $23,183,000, respectively. For financial reporting purposes, such leases are accounted for on a straight-line rental basis. The Company recorded non-cash rent in accordance with SFAS No. 13 of $633,000, $1,097,000 and $907,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, which is included in “Restaurant operating expenses” in the accompanying consolidated statements of operations.

Future minimum annual rental commitments under the Company’s operating leases are approximately as follows (amounts in thousands):

Fiscal 2008	$25,893
Fiscal 2009	26,537
Fiscal 2010	27,391
Fiscal 2011	26,046
Fiscal 2012	24,637
Fiscal 2013 and thereafter	178,947

Total minimum lease payments	$309,451

Contingent rental payments on building leases are made based upon a percentage of gross revenues of the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $2,229,000, $2,523,000 and $2,636,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Rental expense, inclusive of contingent rent, for all such leases was approximately $24,833,000, $23,451,000 and $21,558,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

(13) Employee Subscription Agreements

Certain of the Company’s executives and other employees were granted common units of MHLLC, which represented an ownership interest in MHLLC, pursuant to employee subscription agreements. MHLLC’s Board

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

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

(14) Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of December 30, 2007, the aggregate number of shares of the

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On February 9, 2006, prior to and in connection with the IPO, the Company granted and issued 241,500 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. On July 25, 2006, October 17, 2006, January 31, 2007, May 10, 2007, July 24, 2007 and October 30, 2007, the Company granted and issued 2,100 shares, 8,350 shares, 245,300 shares, 2,900 shares, 3,200 shares and 9,650 shares, respectively, of restricted stock to certain of its employees pursuant to the equity incentive plan. The weighted average grant date price for fiscal 2007 and fiscal 2006 grants were $18.48 and $16.96 , respectively.

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan was as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted	251,950
Vested	—
Forfeited by termination	(8,750)

Unvested restricted stock outstanding as of December 31, 2006	243,200
Granted	261,050
Vested	(48,340)
Forfeited by termination	(15,120)

Unvested restricted stock outstanding as of December 30, 2007	440,790

As of December 30, 2007, there were 1,299,870 shares available for grant. In connection with the vesting of shares on February 9, 2007, July 25, 2007 and October 17, 2007, 10,635 shares of the 48,340 shares vested were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company. On February 5, 2008, the Company granted and issued 252,350 shares of restricted stock to certain of its employees pursuant to the equity incentive plan.

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

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Fiscal 2007	Fiscal 2006
Restaurant operating expenses	$318	$141
General and administrative expenses	1,211	519
Marketing and promotional expenses	48	23

Stock-based compensation expense before income tax benefit	1,577	683
Income tax benefit	(585)	(258)

Net compensation expense	$992	$425

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

Stock-based compensation expense, net of related income taxes, resulted in a decrease in both basic and diluted net income per share of $0.06 for fiscal 2007. Stock-based compensation expense, net of related income taxes, resulted in an increase in both basic and diluted net loss per share of $0.03 for fiscal 2006.

As of December 30, 2007 and December 31, 2006, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was $6,017,000 and $3,261,000, respectively. This cost will be recognized over a five-year vesting period from the applicable grant date.

(15) Employment Agreements

On December 30, 2005, the Company entered into a separation agreement with Allen J. Bernstein, its former President and Chief Executive Officer, in connection with his retirement. The agreement provides that, among other things, Mr. Bernstein is entitled to the following benefits: (i) his annual bonus for 2005 and (ii) a payment of $7,000,000, payable in twelve quarterly installments beginning January 2, 2006. During the fourth quarter of fiscal 2005, the Company recorded a pre-tax charge of $6,625,000 with respect to the present value of payments pursuant to the separation agreement with Mr. Bernstein, as well as other charges related to the separation. As of December 30, 2007 and December 31, 2006, the accrual relating to separation payments to Mr. Bernstein was $2,345,000 and $4,446,000, respectively, of which the current portion of $2,345,000 and $2,200,000, respectively, is included in “Accrued expenses” (see Note 5) and the long-term portion of $2,246,000 for fiscal 2006 is included in “Other liabilities,” in the accompanying consolidated balance sheets.

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

(16) Employee Benefit Plans

Employees of the Company who are over the age of 21 and who have completed one year of service are eligible for voluntary participation in the Morton’s of Chicago Inc. Profit Sharing and Cash Accumulation Plan. Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions paid in fiscal 2007, fiscal 2006 and fiscal 2005 were approximately $820,000, $388,000 and $685,000, respectively.

(17) Legal Matters and Contingencies

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1,700,000 in damages, exclusive of liquidated damages and interest, and $1,400,000 in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class but no class has been certified. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. The arbitrator has ruled that a nationwide class is appropriate, excluding certain states. The Company has appealed that decision to the district court. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The claimants in Florida, New York (the second case) and Massachusetts have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or arbitrator or a

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

settlement could adversely impact the Company’s results of operations in any given period. During the fourth quarter of fiscal 2007, the Company recorded a charge of approximately $3,400,000 in connection with certain wage and hour and other labor claims, including the settlements of several such wage and hour and similar labor claims. This charge was included in “general and administrative expenses” in the accompanying consolidated statement of operations.

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

(19) Interim Financial Information (unaudited)

The following is a summary of selected quarterly financial data for the fiscal years ended December 30, 2007 and December 31, 2006 (amounts in thousands, except per share information):

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$88,887	$85,613	$78,872	$100,453	$353,825
Operating income (loss)	7,996	4,185	(21)	5,088	17,248
Income (loss) before taxes	7,115	3,224	(943)	4,167	13,563
Income tax expense (benefit)	2,117	926	(207)	(2,275)	561
Net income (loss)	4,998	2,298	(736)	6,442	13,002
Net income (loss) per share
Basic	0.30	0.14	(0.04)	0.38	0.77
Diluted	$0.29	$0.14	$(0.04)	$0.38	$0.77

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$83,090	$77,980	$70,048	$90,864	$321,982
Operating income	8,156	4,946	1,118	8,463	22,683
(Loss) income before taxes	(30,432)	4,009	166	7,604	(18,653)
Income tax (benefit) expense	(8,806)	1,504	264	1,978	(5,060)
Net (loss) income	(21,626)	2,505	(98)	5,626	(13,593)
Net (loss) income per share
Basic	(1.57)	0.15	(0.01)	0.33	(0.84)
Diluted	$(1.57)	$0.15	$(0.01)	$0.33	$(0.84)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

December 30, 2007, December 31, 2006 and January 1, 2006

(20) Subsequent Events (unaudited)

On February 5, 2008, the Company granted and issued 252,350 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6,000,000 of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10,000,000 of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2007. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2007 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal controls and procedures over financial reporting (as defined under the SEC rules) as of December 30, 2007. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 30, 2007, the Company’s internal controls and procedures over financial reporting were effective based on those criteria.

KPMG, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following information appearing in the Company’s 2008 Proxy Statement is incorporated herein by reference:

•	Information appearing under the heading “Election of Directors,” including biographical information regarding nominees for election to and members of, the Board of Directors;

•	Information appearing under the heading “Reporting Under Section 16(a) of the Securities and Exchange Act of 1934;” and,

•	Information appearing under the heading “Election of Directors” regarding the membership and function of the Audit and Compensation Committee, and the financial expertise of its members.

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

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 30, 2007, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On May 16, 2007, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

Information appearing under the following headings of the Company’s 2008 Proxy Statement is incorporated herein by reference: “Election of Directors” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing in the Company’s 2008 Proxy Statement, under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing in the Company’s 2008 Proxy Statement, under the headings “Election of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s independent registered public accounting firm and approval of services by our audit committee, appearing in the Company’s 2008 Proxy Statement under the heading “Ratification of Independent Auditors” is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	All Financial Statements

The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.

(2)	Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

MORTON’S RESTAURANT GROUP, INC. (Registrant)

Date March 3, 2008	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 3, 2008	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 3, 2008	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 3, 2008	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date March 3, 2008	By:	/s/ WILLIAM C. ANTON
William C. Anton
Director

Date March 3, 2008	By:	/s/ JOHN K. CASTLE
John K. Castle
Director

Date March 3, 2008	By:	/s/ DR. JOHN J. CONNOLLY
Dr. John J. Connolly
Director

Date March 3, 2008	By:	/s/ ROBERT A. GOLDSCHMIDT
Robert A. Goldschmidt
Director

Date March 3, 2008	By:	/s/ STEPHEN E. PAUL
Stephen E. Paul
Director

Date March 3, 2008	By:	/s/ DAVID B. PITTAWAY
David B. Pittaway
Director

Date March 3, 2008	By:	/s/ DIANNE H. RUSSELL
Dianne H. Russell
Director

Date March 3, 2008	By:	/s/ ZANE TANKEL
Zane Tankel
Director

Date March 3, 2008	By:	/s/ ALAN A. TERAN
Alan A. Teran
Director

Date March 3, 2008	By:	/s/ JUSTIN B. WENDER
Justin B. Wender
Director

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.2	Amended and Restated By-Laws of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

4.3	Specimen of Common Stock Certificate (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.1+	Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)

10.4	Form of Indemnification Agreement for directors and executive officers (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.6	Registration Rights Agreement, dated as of January 31, 2006, as amended, by and among Morton’s Restaurant Group, Inc., Castle Harlan Partners III, L.P., Laurel Crown Capital, LLC: Series One-LC/Morton’s and certain other parties thereto (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.7	Letter Agreement, dated December 30, 2005, between Morton’s Restaurant Group, Inc. and Allen J. Bernstein (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 9, 2006, and incorporated by reference)

10.8+	Third Amended and Restated Employment Agreement, dated January 20, 2006, between Morton’s Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.9+	Letter Agreement, dated January 11, 2006 between Morton’s Restaurant Group, Inc. and James W. Kirkpatrick (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.10+	Form of Employee Subscription Agreement of Morton’s Holdings, LLC (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.11+	2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.12+	Letter Agreement, dated July 1, 2005, between Morton’s Restaurant Group, Inc. and Edie A. Ames (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated July 12, 2005, and incorporated by reference)

Exhibit Number	Description
10.13	Form of Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, the parties designated as lenders therein, Wachovia Bank, N.A., Royal Bank of Canada, Wachovia Capital Markets, LLC and RBC Capital Markets (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.14	Form of Security Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.15	Form of Pledge Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.16*	First Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement

10.17*	Second Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement

10.18*	Third Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement

21.1*	List of Subsidiaries of Morton’s Restaurant Group, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contracts or compensatory plans or arrangements.