Form 10-Q
period 2008-03-30
MORTONS RESTAURANT GROUP INC
filed 2008-05-02
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒.

As of April 23, 2008, the registrant had 16,786,804 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	March 30, 2008	December 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,296	$7,016
Accounts receivable	6,412	5,102
Inventories	12,647	13,394
Prepaid expenses and other current assets	7,021	6,560
Income taxes receivable	—	1,102
Deferred income taxes, net	5,215	5,578

Total current assets	34,591	38,752

Property and equipment, at cost:
Furniture, fixtures and equipment	34,985	33,752
Buildings and leasehold improvements	111,316	106,476
Land	8,474	8,474
Construction in progress	3,753	4,191

	158,528	152,893
Less accumulated depreciation and amortization	40,969	38,157

Net property and equipment	117,559	114,736

Intangible asset	92,000	92,000
Goodwill	59,101	59,101
Other assets and deferred expenses, net	5,616	5,494

	$308,867	$310,083

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	March 30, 2008	December 30, 2007
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,441	$13,426
Accrued expenses, including deferred revenue from gift certificates of $19,999 and $22,667	47,393	49,919
Current portion of obligation to financial institution	139	136
Accrued income taxes	149	1,031

Total current liabilities	57,122	64,512

Borrowings under senior revolving credit facility	52,800	44,300
Obligation to financial institution, less current maturities	3,170	3,206
Deferred income taxes, net	8,336	8,336
Other liabilities	32,105	31,341

Total liabilities	153,533	151,695

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at March 30, 2008 and December 30, 2007, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,010,314 and 16,938,155 issued and 16,246,614 and 16,938,155 outstanding at March 30, 2008 and December 30, 2007, respectively	170	169
Additional paid-in capital	166,292	165,979
Treasury stock, 763,700 shares at a weighted average cost of $7.69 per share at March 30, 2008 and none at December 30, 2007	(5,876)	—
Accumulated other comprehensive income	364	218
Accumulated deficit	(5,616)	(7,978)

Total stockholders’ equity	155,334	158,388

	$308,867	$310,083

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(amounts in thousands, except share and per share amounts)

	Three month periods ended
	March 30, 2008	April 1, 2007
	(unaudited)
Revenues	$94,439	$88,887
Food and beverage costs	31,320	30,109
Restaurant operating expenses	45,844	40,717
Pre-opening costs	970	986
Depreciation and amortization	3,254	2,333
General and administrative expenses	6,958	5,288
Marketing and promotional expenses	1,894	1,458

Operating income	4,199	7,996
Interest expense, net	749	881

Income before income taxes	3,450	7,115
Income tax expense	1,088	2,117

Net income	$2,362	$4,998

Net income per share
Basic	$0.14	$0.30
Diluted	$0.14	$0.29
Shares used in computing net income per share
Basic	16,614,873	16,917,158
Diluted	16,614,873	16,960,664

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	March 30, 2008	April 1, 2007
	(unaudited)
Cash flows from operating activities:
Net income	$2,362	$4,998
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	3,985	2,885
Deferred income taxes	363	1,393
Change in assets and liabilities:
Accounts receivable	(1,309)	786
Inventories	743	101
Prepaid expenses and other assets	(489)	(1,160)
Income taxes receivable	1,102	—
Accounts payable	(3,987)	(464)
Accrued expenses	(2,823)	(5,040)
Other liabilities	612	(943)
Accrued income taxes	(887)	32

Net cash (used in) provided by operating activities	(328)	2,588

Cash flows from investing activities:
Purchases of property and equipment	(5,822)	(10,709)

Net cash used in investing activities	(5,822)	(10,709)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	12,500	6,500
Payments made on senior revolving credit facility	(4,000)	—
Shares vested and forfeited by employees in lieu of paying minimum income taxes	(145)	(201)
Tax benefit related to restricted shares vested during the period	(58)	58
Principal reduction on obligation to financial institution	(33)	(30)
Payment of deferred financing costs	(144)	—
Purchase of treasury stock	(5,876)	—

Net cash provided by financing activities	2,244	6,327

Effect of exchange rate changes on cash	186	12

Net decrease in cash and cash equivalents	(3,720)	(1,782)
Cash and cash equivalents at beginning of period	7,016	6,261

Cash and cash equivalents at end of period	$3,296	$4,479

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 30, 2008 and April 1, 2007

1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

The accompanying consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions relating to the amounts of assets, liabilities, revenues and expenses reported during the period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2008 is a 53 week year. The 53rd week will be included in the fourth quarter of fiscal 2008.

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company which was formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which were MHCI’s only significant liability. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock from the Company at $17.00 per share.

2) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. The Company paid interest of approximately $801,000 (which includes capitalized interest of approximately $38,000) and $864,000 (which includes capitalized interest of approximately $89,000), and income taxes, net of refunds, of approximately $489,000 and $636,000, for the three month periods ended March 30, 2008 and April 1, 2007, respectively.

3) Income Taxes

The Company’s effective income tax rate was 31.5% for the three month period ended March 30, 2008 compared with 29.8% for the three month period ended April 1, 2007. During the three month period ended March 30, 2008, the Company’s tax rate was negatively impacted by a non-cash charge of approximately $279,000 related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123(R), “Share-Based Payments” and other miscellaneous charges. Excluding the effect of these charges, the Company’s effective tax rate for the three month period ended March 30, 2008 approximates 26%. This rate differs from the statutory rate due to the deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes.

4) Net Income per Share

The Company computes net income per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income per share have been computed by dividing net income by the shares outstanding. In accordance with SFAS No. 128, diluted net income per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average number of common shares outstanding. Restricted stock of approximately 642,000 shares and approximately 421,000 shares for the three month periods ended March 30, 2008 and April 1, 2007, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except share and per share amounts):

	Three month periods ended
	March 30, 2008	April 1, 2007
Net income available to common stockholders	$2,362	$4,998

Shares:
Weighted average number of basic common shares outstanding	16,614,873	16,917,158
Dilutive potential common shares	—	43,506

Weighted average number of diluted common shares outstanding	16,614,873	16,960,664

Basic net income per share	$0.14	$0.30
Diluted net income per share	$0.14	$0.29

5) Comprehensive Income

The components of comprehensive income for the three month periods ended March 30, 2008 and April 1, 2007 are as follows (amounts in thousands):

	Three month periods ended
	March 30, 2008	April 1, 2007
Net income	$2,362	$4,998
Other comprehensive income:
Foreign currency translation	146	23

Total comprehensive income	$2,508	$5,021

6) Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of March 30, 2008, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During fiscal 2006, the Company granted and issued an aggregate of 251,950 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $16.96 per share. During fiscal 2007, the Company granted and issued an aggregate of 261,050 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $18.48 per share. On February 5, 2008, the Company granted and issued 252,350 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a grant date price of $8.64 per share.

Activity relating to the equity incentive plan during the three month period ended March 30, 2008 was as follows:

Unvested restricted stock outstanding as of December 30, 2007	440,790
Granted	252,350
Vested	(91,080)
Forfeited by termination	(11,370)

Unvested restricted stock outstanding as of March 30, 2008	590,690

As of March 30, 2008, there were 1,058,890 shares available for grant. In connection with the vesting of shares on January 31, 2008 and February 9, 2008, 18,921 shares of the 91,080 shares vested were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of income (amounts in thousands):

	Three month periods ended
	March 30, 2008	April 1, 2007
Restaurant operating expenses	$97	$74
General and administrative expenses	405	280
Marketing and promotional expenses	16	12

Stock-based compensation expense before income tax expense (benefit)	518	366
Income tax expense (benefit)	86	(135)

Net compensation expense	$604	$231

Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.04 in both basic and diluted net income per share for the three month period ended March 30, 2008. Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.01 in both basic and diluted net income per share for the three month period ended April 1, 2007.

As of March 30, 2008, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $7,363,000. This cost will be recognized over a five year vesting period from the applicable grant date.

7) Financial Information about Geographic Areas

Income before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended
	March 30, 2008	April 1, 2007
Domestic (77 and 74 restaurants at March 30, 2008 and April 1, 2007, respectively)	$2,670	$6,033
Foreign (5 and 4 restaurants at March 30, 2008 and April 1, 2007, respectively)	780	1,082

Total	$3,450	$7,115

Domestic income before income taxes includes certain corporate expenses and other charges that are included in domestic operations but not included in the foreign operations.

8) Restaurant Activity

During March 2008, a new Morton’s steakhouse was opened in Naperville, Illinois. No Morton’s steakhouses were closed during the three month periods ended March 30, 2008 and April 1, 2007. During March 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana.

The Company currently has signed leases for new Morton’s steakhouses in Brooklyn, New York; Coral Gables, Florida; Ft. Lauderdale, Florida; Indian Wells, California; Leawood/Overland Park, Kansas; and Miami Beach, Florida.

9) Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with SFAS No. 5, “Accounting for Contingencies”, and Emerging Issues Task Force (“EITF”) Topic D-77. A liability is recorded in accordance with SFAS No. 5 when the liability is probable and can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under EITF Topic D-77.

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1,700,000 in damages, exclusive of liquidated damages and interest, and $1,400,000 in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

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

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, also in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company has not yet filed its response in either case. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The claimants in Florida, New York (the second case), Massachusetts and Illinois have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

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

10) Purchase of Equity Securities

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6,000,000 of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10,000,000 of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During the three month period ended March 30, 2008, the Company purchased 763,700 shares of its common stock for an aggregate purchase price of $5,876,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Month Period Ended March 30, 2008 (13 weeks) compared to Three Month Period Ended April 1, 2007 (13 weeks)

Our net income decreased $2.6 million to $2.4 million for the three month period ended March 30, 2008 from $5.0 million for the three month period ended April 1, 2007. The decrease is primarily due to an increase in restaurant operating expenses partially offset by the impact of new restaurants, as discussed below. For purposes of this discussion, comparable restaurants refer to restaurants open for all of the three month periods ended March 30, 2008 and April 1, 2007.

We believe we will likely incur a net loss in the third quarter of fiscal 2008 due to the impact of the weakened U.S. economy and the seasonality of our business, with revenues generally being less in the third quarter primarily due to our reduced summer volume.

Revenues increased $5.6 million, or 6.2%, to $94.4 million for the three month period ended March 30, 2008 from $88.9 million for the three month period ended April 1, 2007. Revenues increased $5.5 million due to the opening of six new restaurants (one in the three month period ended March 30, 2008 and five in fiscal 2007). Revenues relating to our Italian restaurant in Las Vegas, Nevada, increased $0.7 million when comparing the three month period ended March 30, 2008 (restaurant was open 13 weeks) to the three month period ended April 1, 2007 (restaurant was open 8 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant and reopened as Trevi on February 2, 2007. Revenues increased $0.4 million, or 0.5%, due to an increase in revenues from comparable restaurants. Due to a fiscal calendar shift, the first quarter of fiscal 2008 included New Year’s Eve’s (December 31, 2007) revenue, which was not included in the first quarter of fiscal 2007. Excluding the first day of both fiscal quarters, comparable restaurant revenues would have decreased 2.2% (Morton’s -2.1%, Bertolini’s -10.3%) for the first quarter of fiscal 2008. Revenues decreased $0.2 million due to the closing of our Bertolini’s restaurant in Indianapolis, Indiana. Revenues decreased as a result of decreased gift card breakage income of $0.8 million. During the first quarter of fiscal 2007, the Company recognized breakage income from a legacy gift certificate program, after it was determined that the redemption of these certificates was remote based on maintaining objective and reliable historical evidence. No such breakage income from the gift certificates was recorded in the three month period ended March 30, 2008. Average revenue per restaurant open all of either period being compared increased 3.1%. Average revenue per restaurant open all of either period being compared, excluding Trevi, increased 1.7%. Revenues for the three month period ended March 30, 2008 also reflect the impact of aggregate menu price increases of approximately 2.0% in June 2007, 1.5% in December 2007 and 1.0% in February 2008 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 2.0% in April 2007.

Percentage changes in restaurant revenues for the three month period ended March 30, 2008 versus the three month period ended April 1, 2007 for comparable restaurants were as follows:

Percentage Change Three month period ended March 30, 2008 (13 weeks) vs. Three month period ended April 1, 2007 (13 weeks)
Morton’s	0.7%
Bertolini’s	(8.8)%
Total	0.5%

Food and beverage costs increased $1.2 million, or 4.0%, to $31.3 million for the three month period ended March 30, 2008 from $30.1 million for the three month period ended April 1, 2007. This increase was primarily due to the opening of six additional restaurants (one in the three month period ended March 30, 2008 and five in fiscal 2007). These costs as a percentage of revenues decreased by 0.7% to 33.2% for the three month period ended March 30, 2008 from 33.9% for the three month period ended April 1, 2007. This decrease was primarily due to the impact of the aggregate menu price increases.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $5.1 million, or 12.6%, to $45.8 million for the three month period ended March 30, 2008 from $40.7 million for the three month period ended April 1, 2007. This increase was primarily due to increased salaries, wages and benefits as well as increased utility costs and rent expense primarily due to the opening of six additional restaurants (one in the three month period ended March 30, 2008 and five in fiscal 2007). Included in the three month periods ended March 30, 2008 and April 1, 2007 is non-cash rent recorded in accordance with SFAS No. 13 of $24,000 and $0.1 million, respectively. Restaurant operating expenses as a percentage of revenues increased 2.7% to 48.5% for the three month period ended March 30, 2008 from 45.8% for the three month period ended April 1, 2007, primarily due to deleveraging on the fixed cost base caused by weak comparable restaurant revenues.

Pre-opening costs remained consistent at $1.0 million for the three month periods ended March 30, 2008 and April 1, 2007. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.9 million, or 39.5%, to $3.3 million for the three month period ended March 30, 2008 from $2.3 million for the three month period ended April 1, 2007. The increase in depreciation and amortization relates to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $1.7 million, or 31.6%, to $7.0 million for the three month period ended March 30, 2008 from $5.3 million for the three month period ended April 1, 2007. These costs as a percentage of revenues increased 1.5% to 7.4% for the three month period ended March 30, 2008 from 5.9% for the three month period ended April 1, 2007. These increases were primarily due to increased salary, bonus, stock-based compensation and benefit costs as well as increased legal expenses primarily related to certain wage and hour and similar labor claims filed against us in 2008.

Marketing and promotional expenses increased $0.4 million, or 29.9%, to $1.9 million for the three month period ended March 30, 2008 from $1.5 million for the three month period ended April 1, 2007. These costs as a percentage of revenues increased 0.4% to 2.0% for the three month period ended March 30, 2008 from 1.6% for the three month period ended April 1, 2007. These increases were primarily due to an increase in public relations costs and costs relating to our direct mail campaign.

Interest expense, net decreased $0.1 million, or 15.0%, to $0.7 million for the three month period ended March 30, 2008 from $0.9 million for the three month period ended April 1, 2007. The decrease was due to a decrease in interest rates relating to borrowings under our senior revolving credit facility. There was no interest income for the three month periods ended March 30, 2008 and April 1, 2007.

Provision for income taxes consisted of an income tax expense of $1.1 million for the three month period ended March 30, 2008 and $2.1 million for the three month period ended April 1, 2007. Our effective tax rate of 31.5% for the three month period ended March 30, 2008 differs from the statutory rate due to deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes partially offset by a non-cash charge of approximately $0.3 million related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123(R) and other miscellaneous charges. Our effective tax rate of 29.8% for the three month period ended April 1, 2007, differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs, repurchase our common stock and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants for at least the next several years, through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of March 30, 2008, we had cash and cash equivalents of $3.3 million compared to $7.0 million as of December 30, 2007.

Working Capital and Cash Flows

As of March 30, 2008, we had, and in the future we may have, a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to the suppliers of such. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for current expenses, which consist primarily of food and supplies, rent and payroll, historically have been used for noncurrent capital expenditures and or to repay debt.

Operating Activities

Cash flows used in operating activities for the three month period ended March 30, 2008 were $0.3 million, consisting primarily of a decrease in accounts payable and accrued expenses of $6.8 million partially offset by net income before depreciation and amortization of $6.3 million.

Investing Activities

Cash flows used in investing activities for the three month period ended March 30, 2008 were $5.8 million due to purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the three month period ended March 30, 2008 were $2.2 million, primarily consisting of net borrowings under our senior revolving credit facility of $8.5 million partially offset by purchases of treasury stock of $5.9 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. Our senior revolving credit facility matures on February 14, 2011. As of March 30, 2008, we had outstanding borrowings of approximately $52.8 million under our senior revolving credit facility at a weighted average interest rate of 3.79%. As of March 30, 2008, we were in compliance with all of our financial covenants.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan of $4.0 million with a predecessor of GE Capital Franchise Finance, the proceeds of which were used to fund the purchase of land and construction of a restaurant. The mortgage loan bears interest at 8.98% per annum and is scheduled to mature in March 2021. On March 30, 2008 and December 30, 2007, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.3 million and $3.3 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. As of March 30, 2008, we were in compliance with all of our financial covenants.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of March 30, 2008:

	Remainder 2008	2009	2010	2011	2012	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$1,402	$1,870	$1,870	$54,670	$—	$—	$59,812
Mortgage loan with GE Capital Franchise Finance, including interest	326	435	435	435	435	3,591	5,657

Subtotal	1,728	2,305	2,305	55,105	435	3,591	65,469
Operating leases	19,261	26,163	27,318	26,290	25,364	193,228	317,624
Purchase commitments	13,174	—	—	—	—	—	13,174

Total	$34,163	$28,468	$29,623	$81,395	$25,799	$196,819	$396,267

(a)	Interest is based on borrowings as of March 30, 2008 and current interest rates.

During the first three months of fiscal 2008, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $6.8 million. During the first three months of fiscal 2008, capital expenditures were reduced by landlord contributions of approximately $0.6 million. We estimate that we will spend up to approximately $39.0 million in fiscal 2008, including the $6.8 million recorded in the first three months of fiscal 2008, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2008 are expected to be reduced by landlord contributions of approximately $8.7 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2008. We cannot be sure, however, that this will be the case.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008.

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

As of March 30, 2008, we owned and operated five international restaurants, one each in Hong Kong; Macau, China; Singapore; Toronto, Canada; and Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 30, 2008, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of March 30, 2008, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $52.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have an immaterial impact on earnings for the three month period ended March 30, 2008.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2008 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.4 million in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

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

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, also in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company has not yet filed its response in either case. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The claimants in Florida, New York (the second case), Massachusetts and Illinois have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

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

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6.0 million of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10.0 million of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During the three month period ended March 30, 2008, the Company purchased 763,700 shares of its common stock for an aggregate purchase price of $5.9 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January (December 31, 2007 to February 3, 2008)	261,100	$7.20	261,100	$8,120,000
February (February 4, 2008 to March 2, 2008)	263,300	$8.20	263,300	$5,961,000
March (March 3, 2008 to March 30, 2008)	239,300	$7.68	239,300	$4,124,000

Total	763,700	$7.69	763,700

Item 6.	Exhibits

Exhibit No.	Description
31.1*	Certification of Thomas J. Baldwin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Ronald M. DiNella Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Thomas J. Baldwin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Ronald M. DiNella Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC. (Registrant)

Date: May 2, 2008	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2008	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)