Form 10-Q
period 2008-06-29
MORTONS RESTAURANT GROUP INC
filed 2008-08-01
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12692

MORTON’S RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3490149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

325 North LaSalle Street, Suite 500, Chicago, Illinois	60654
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒.

As of July 23, 2008, the registrant had 16,480,168 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	June 29, 2008	December 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,950	$7,016
Accounts receivable	5,960	5,102
Inventories	12,327	13,394
Prepaid expenses and other current assets	5,575	6,560
Income taxes receivable	—	1,102
Deferred income taxes, net	6,054	5,578

Total current assets	33,866	38,752

Property and equipment, at cost:
Furniture, fixtures and equipment	36,103	33,752
Buildings and leasehold improvements	114,817	106,476
Land	8,474	8,474
Construction in progress	2,122	4,191

	161,516	152,893
Less accumulated depreciation and amortization	43,365	38,157

Net property and equipment	118,151	114,736

Intangible asset	92,000	92,000
Goodwill	59,101	59,101
Other assets and deferred expenses, net	5,571	5,494

	$308,689	$310,083

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	June 29, 2008	December 30, 2007
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,791	$13,426
Accrued expenses, including deferred revenue from gift certificates of $18,003 and $22,667	43,529	49,919
Current portion of obligation to financial institution	143	136
Accrued income taxes	565	1,031

Total current liabilities	53,028	64,512

Borrowings under senior revolving credit facility	56,800	44,300
Obligation to financial institution, less current maturities	3,133	3,206
Deferred income taxes, net	8,336	8,336
Other liabilities	32,362	31,341

Total liabilities	153,659	151,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at June 29, 2008 and December 30, 2007, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,010,658 and 16,938,155 issued and 15,919,958 and 16,938,155 outstanding at June 29, 2008 and December 30, 2007, respectively	170	169
Additional paid-in capital	166,788	165,979
Treasury stock, 1,090,700 shares at a weighted average cost of $7.72 per share at June 29, 2008 and none at December 30, 2007	(8,425)	—
Accumulated other comprehensive income	380	218
Accumulated deficit	(3,883)	(7,978)

Total stockholders’ equity	155,030	158,388

	$308,689	$310,083

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Six month periods ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(unaudited)
Revenues	$88,708	$85,613	$183,147	$174,500

Food and beverage costs	28,449	28,399	59,769	58,508
Restaurant operating expenses	44,799	41,175	90,643	81,892
Pre-opening costs	682	829	1,652	1,815
Depreciation and amortization	3,380	2,574	6,634	4,907
General and administrative expenses	6,274	6,092	13,232	11,380
Marketing and promotional expenses	2,345	2,359	4,239	3,817

Operating income	2,779	4,185	6,978	12,181
Interest expense, net	650	961	1,399	1,842

Income before income taxes	2,129	3,224	5,579	10,339

Income tax expense	396	926	1,484	3,043

Net income	$1,733	$2,298	$4,095	$7,296

Net income per share
Basic	$0.11	$0.14	$0.25	$0.43
Diluted	$0.11	$0.14	$0.25	$0.43

Shares used in computing net income per share
Basic	16,126,800	16,936,651	16,370,836	16,926,905
Diluted	16,127,296	16,952,188	16,370,836	16,967,078

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six month periods ended
	June 29, 2008	July 1, 2007
	(unaudited)
Cash flows from operating activities:
Net income	$4,095	$7,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	8,001	6,364
Deferred income taxes	(476)	1,604
Change in assets and liabilities:
Accounts receivable	(854)	1,447
Inventories	1,070	984
Prepaid expenses and other assets	936	(3,025)
Income taxes receivable	1,102	—
Accounts payable	(4,640)	(2,473)
Accrued expenses	(5,677)	(4,085)
Other liabilities	795	2,309
Accrued income taxes	(463)	78

Net cash provided by operating activities	3,889	10,499

Cash flows from investing activities:
Purchases of property and equipment	(10,794)	(19,822)

Net cash used in investing activities	(10,794)	(19,822)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	18,500	6,500
Payments made on senior revolving credit facility	(6,000)	—
Shares vested and forfeited by employees in lieu of paying minimum income taxes	(147)	(201)
Tax benefit related to restricted shares vested during the period	(58)	58
Principal reduction on obligation to financial institution	(66)	(61)
Payment of deferred financing costs	(144)	—
Purchase of treasury stock	(8,425)	—

Net cash provided by financing activities	3,660	6,296

Effect of exchange rate changes on cash	179	(35)

Net decrease in cash and cash equivalents	(3,066)	(3,062)
Cash and cash equivalents at beginning of period	7,016	6,261

Cash and cash equivalents at end of period	$3,950	$3,199

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 29, 2008 and July 1, 2007

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

The preparation of financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions relating to assets, liabilities, revenues and expenses reported during the period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2008 is a 53 week year. The 53rd week will be included in the fourth quarter of fiscal 2008.

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which was MHCI’s only significant liability. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock from the Company at $17.00 per share.

2)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. The Company paid interest of approximately $1,504,000 (which includes capitalized interest of approximately $62,000) and $1,709,000 (which includes capitalized interest of approximately $150,000), and income taxes, net of refunds, of approximately $1,298,000 and $1,299,000, for the six month periods ended June 29, 2008 and July 1, 2007, respectively.

3)	Income Taxes

The Company’s effective income tax rate was 26.6% for the six month period ended June 29, 2008 compared with 29.4% for the six month period ended July 1, 2007. The rate decreased primarily as a result of lower taxable income while the level of tax credits generated remained consistent, partially offset by miscellaneous charges and benefits. Excluding the effect of these net charges, the Company’s effective tax rate for the six month period ended June 29, 2008 approximates 25%. This rate differs from the statutory rate due to the deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes.

4)	Net Income per Share

The Company computes net income per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income per share have been computed by dividing net income by the shares outstanding. In accordance with SFAS No. 128, diluted net income per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average number of common shares outstanding. Restricted stock of approximately 592,000 shares and approximately 644,000 shares for the three and six month periods ended June 29, 2008, respectively, were not included in the diluted net income per share calculation because their effect would have been anti-dilutive. Restricted stock of approximately 427,000 shares for both the three and six month periods ended July 1, 2007 were not included in the diluted net income per share calculation because their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net income per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Six month periods ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income available to common stockholders	$1,733	$2,298	$4,095	$7,296

Shares:
Weighted average number of basic common shares outstanding	16,126,800	16,936,651	16,370,836	16,926,905
Dilutive potential common shares	496	15,537	—	40,173

Weighted average number of diluted common shares outstanding	16,127,296	16,952,188	16,370,836	16,967,078

Basic net income per share	$0.11	$0.14	$0.25	$0.43
Diluted net income per share	$0.11	$0.14	$0.25	$0.43

5)	Comprehensive Income

The components of comprehensive income for the six month periods ended June 29, 2008 and July 1, 2007 are as follows (amounts in thousands):

	Six month periods ended
	June 29, 2008	July 1, 2007
Net income	$4,095	$7,296
Other comprehensive income (loss):
Foreign currency translation	162	(7)

Total comprehensive income	$4,257	$7,289

6)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of June 29, 2008, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During fiscal 2006, the Company granted and issued an aggregate of 251,950 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $16.96 per share. During fiscal 2007, the Company granted and issued an aggregate of 261,050 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $18.48 per share. On February 5, 2008 and May 14, 2008, the Company granted and issued 252,350 shares and 3,800 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $8.64 per share.

Activity relating to the equity incentive plan during the six month period ended June 29, 2008 was as follows:

Unvested restricted stock outstanding as of December 30, 2007	440,790
Granted	256,150
Vested	(91,600)
Forfeited by termination	(14,730)

Unvested restricted stock outstanding as of June 29, 2008	590,610

As of June 29, 2008, there were 1,058,450 shares available for grant. In connection with the vesting of shares on January 31, 2008, February 9, 2008 and May 10, 2008, 19,097 shares of the 91,600 shares vested were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of income (amounts in thousands):

	Three month periods ended		Six month periods ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Restaurant operating expenses	$93	$80	$190	$154
General and administrative expenses	389	307	794	587
Marketing and promotional expenses	15	12	31	24

Stock-based compensation expense before income tax benefit	497	399	1,015	765
Income tax benefit	(183)	(148)	(97)	(283)

Net compensation expense	$314	$251	$918	$482

Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.02 in both basic and diluted net income per share for the three month period ended June 29, 2008. Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.06 in both basic and diluted net income per share for the six month period ended June 29, 2008. Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.01 in both basic and diluted net income per share for the three month period ended July 1, 2007. Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.03 in both basic and diluted net income per share for the six month period ended July 1, 2007.

As of June 29, 2008, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $6,894,000. This cost will be recognized over a five year vesting period from the applicable grant date.

7)	Financial Information about Geographic Areas

Income before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Domestic (78 and 74 restaurants at June 29, 2008 and July 1, 2007, respectively)	$1,249	$2,264	$3,919	$8,297
Foreign (5 and 4 restaurants at June 29, 2008 and July 1, 2007, respectively)	880	960	1,660	2,042

Total	$2,129	$3,224	$5,579	$10,339

Domestic income before income taxes includes certain corporate expenses and other charges that are included in domestic operations but not included in the foreign operations.

8)	Restaurant Activity

On March 7, 2008 and June 1, 2008, a new Morton’s steakhouse was opened in Naperville, Illinois and Coral Gables, Florida, respectively. With the exception of the Morton’s steakhouse in Beverly Hills, California, which was temporarily closed for renovations on June 1, 2008, no Morton’s steakhouses were closed during the six month periods ended June 29, 2008 and July 1, 2007. During March 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana.

The Company currently has signed leases for new Morton’s steakhouses in Brooklyn, New York; Ft. Lauderdale, Florida; Indian Wells, California; Leawood/Overland Park, Kansas; Miami Beach, Florida; and Sacramento, California.

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

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached to resolve both arbitrations. The settlement is subject to final closing and court approval. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1,700,000 in damages, exclusive of liquidated damages and interest, and $1,400,000 in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. In July 2008, a joint stipulation of settlement and release was reached to resolve the first New York arbitration. The settlement is subject to final closing and court approval. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento

Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration. In June 2008, a joint stipulation of settlement and release was reached to resolve this matter. The settlement is subject to final closing and court approval.

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

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter. A joint stipulation of settlement and release was executed in June 2008. The settlement is subject to final closing.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, also in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. The plaintiff in the state action has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6,000,000 of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10,000,000 of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During the six month period ended June 29, 2008, the Company purchased 1,090,700 shares of its common stock for an aggregate purchase price of $8,425,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Month Period Ended June 29, 2008 (13 weeks) compared to Three Month Period Ended July 1, 2007 (13 weeks) and Six Month Period Ended June 29, 2008 (26 weeks) compared to Six Month Period Ended July 1, 2007 (26 weeks)

Our net income decreased $0.6 million, or 24.6%, to $1.7 million for the three month period ended June 29, 2008 from $2.3 million for the three month period ended July 1, 2007. Our net income decreased $3.2 million, or 43.9%, to $4.1 million for the six month period ended June 29, 2008 from $7.3 million for the six month period ended July 1, 2007. The decrease is primarily due to an increase in restaurant operating expenses partially offset by the impact of new restaurants, as discussed below. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of the six month periods ended June 29, 2008 and July 1, 2007.

We believe we will likely incur a net loss in the third quarter of fiscal 2008 due to the impact of the weakened U.S. economy and the seasonality of our business, with revenues generally being lower in the third quarter than in other quarters primarily due to our reduced summer volume.

Revenues increased $3.1 million, or 3.6%, to $88.7 million for the three month period ended June 29, 2008 from $85.6 million for the three month period ended July 1, 2007. Revenues increased $5.8 million due to the opening of seven new restaurants (two in the six month period ended June 29, 2008 and five in fiscal 2007). Revenues decreased $1.5 million, or 1.9%, due to a decrease in revenues from comparable restaurants. Revenues decreased $0.5 million due to the temporary closing of our Morton’s steakhouse in Beverly Hills, California. Revenues decreased $0.4 million due to the closing of our Bertolini’s restaurant in Indianapolis, Indiana. Revenues decreased $0.2 million due to a decrease in revenues from our two Bertolini’s restaurants. Revenues relating to Trevi, our Italian restaurant in Las Vegas, Nevada, decreased $0.1 million when comparing the three month period ended June 29, 2008 (restaurant was open 13 weeks) to the three month period ended July 1, 2007 (restaurant was open 13 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant and reopened as Trevi on February 2, 2007. Revenues as a result of gift card breakage income remained consistent for the three month period ended June 29, 2008 when compared to the three month period ended July 1, 2007. Average revenue per restaurant open all of either period being compared decreased 1.2%. Average revenue per restaurant open all of either period being compared, excluding Trevi, decreased 1.0%. Revenues for the three month period ended June 29, 2008 also reflect the impact of aggregate menu price increases of approximately 2.0% in June 2007, 1.5% in December 2007 and 1.0% in February 2008 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 2.0% in April 2007.

Revenues increased $8.6 million, or 5.0%, to $183.1 million for the six month period ended June 29, 2008 from $174.5 million for the six month period ended July 1, 2007. Revenues increased $11.3 million due to the opening of seven new restaurants (two in the six month period ended June 29, 2008 and five in fiscal 2007). Revenues relating to Trevi, our Italian restaurant in Las Vegas, Nevada, increased $0.6 million when comparing the six month period ended June 29, 2008 (restaurant was open 26 weeks) to the six month period ended July 1, 2007 (restaurant was open 21 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant and reopened as Trevi on February 2, 2007. Revenues decreased $0.8 million, or 0.5%, due to a decrease in revenues from comparable restaurants. Due to a fiscal calendar shift, the first quarter of fiscal 2008 included New Year’s Eve’s (December 31, 2007) revenue, which was not included in the first quarter of fiscal 2007. Excluding the first day of both six month periods, comparable restaurant revenues would have decreased 2.1% (Morton’s –1.9%, Bertolini’s –11.6%) for the six month period ended June 29, 2008. Revenues decreased

$0.7 million due to the closing of our Bertolini’s restaurant in Indianapolis, Indiana. Revenues decreased $0.7 million due to the temporary closing of our Morton’s steakhouse in Beverly Hills, California. Revenues decreased $0.3 million due to a decrease in revenues from our two Bertolini’s restaurants. Revenues decreased as a result of decreased gift card breakage income of $0.8 million. During the first quarter of fiscal 2007, the Company recognized breakage income from a legacy gift certificate program, after it was determined that the redemption of these certificates was remote based on maintaining objective and reliable historical evidence. No such breakage income from the gift certificates was recorded in the six month period ended June 29, 2008. Average revenue per restaurant open all of either period being compared increased 2.2%. Average revenue per restaurant open all of either period being compared, excluding Trevi, increased 0.6%. Revenues for the six month period ended June 29, 2008 also reflect the impact of aggregate menu price increases of approximately 2.0% in June 2007, 1.5% in December 2007 and 1.0% in February 2008 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 2.0% in April 2007.

Food and beverage costs remained consistent at $28.4 million for the three month periods ended June 29, 2008 and July 1, 2007. These costs increased $1.3 million, or 2.2%, to $59.8 million for the six month period ended June 29, 2008 from $58.5 million for the six month period ended July 1, 2007. The increase was primarily due to the opening of seven additional restaurants (two in the six month period ended June 29, 2008 and five in fiscal 2007). These costs as a percentage of revenues decreased by 1.1% to 32.1% for the three month period ended June 29, 2008 from 33.2% for the three month period ended July 1, 2007 and decreased by 0.9% to 32.6% for the six month period ended June 29, 2008 from 33.5% for the six month period ended July 1, 2007. These decreases were primarily due to the impact of the aggregate menu price increases.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $3.6 million, or 8.8%, to $44.8 million for the three month period ended June 29, 2008 from $41.2 million for the three month period ended July 1, 2007. These costs increased $8.8 million, or 10.7%, to $90.6 million for the six month period ended June 29, 2008 from $81.9 million for the six month period ended July 1, 2007. These increases were primarily due to increased salaries, wages and benefits as well as increased utility costs and rent expense primarily due to the opening of seven additional restaurants (two in the six month period ended June 29, 2008 and five in fiscal 2007). Included in the three month periods ended June 29, 2008 and July 1, 2007 is non-cash rent (benefit) expense recorded in accordance with SFAS No. 13 of $(31,000) and $0.1 million, respectively. Included in the six month periods ended June 29, 2008 and July 1, 2007 is non-cash rent (benefit) expense recorded in accordance with SFAS No. 13 of $(7,000) and $0.2 million, respectively. Restaurant operating expenses as a percentage of revenues increased 2.4% to 50.5% for the three month period ended June 29, 2008 from 48.1% for the three month period ended July 1, 2007 and increased 2.6% to 49.5% for the six month period ended June 29, 2008 from 46.9% for the six month period ended July 1, 2007. These increases were primarily due to deleveraging on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $0.1, or 17.7%, to $0.7 million for the three month period ended June 29, 2008 from $0.8 million for the three month period ended July 1, 2007. These costs decreased $0.2 million, or 9.0%, to $1.7 million for the six month period ended June 29, 2008 from $1.8 million for the six month period ended July 1, 2007. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.8 million, or 31.3%, to $3.4 million for the three month period ended June 29, 2008 from $2.6 million for the three month period ended July 1, 2007. Depreciation and amortization increased $1.7 million, or 35.2%, to $6.6 million for the six month period ended June 29, 2008 from $4.9 million for the six month period ended July 1, 2007. The increase in depreciation and amortization relates to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $0.2 million, or 3.0%, to $6.3 million for the three month period ended June 29, 2008 from $6.1 million for the three month period ended July 1, 2007. These costs as a percentage of revenues remained consistent at 7.1% for the three month periods ended June 29, 2008 and July 1, 2007. General and administrative expenses increased $1.9 million, or 16.3%, to $13.2 million for the six month period ended June 29, 2008 from $11.4 million for the six month period ended July 1, 2007. These costs as a percentage of revenues increased 0.7% to 7.2% for the six month period ended June 29, 2008 from 6.5% for the six month period ended July 1, 2007. For the six month period ended June 29, 2008 compared to the six month period ended July 1, 2007, the increases were primarily due to increased salary, bonus, stock-based compensation and benefit costs as well as increased legal expenses primarily related to certain wage and hour and similar labor claims filed against us in 2008.

Marketing and promotional expenses remained consistent at $2.3 million for the three month period ended June 29, 2008 and July 1, 2007. These costs as a percentage of revenues decreased 0.2% to 2.6% for the three month period ended June 29, 2008 from 2.8% for the three month period ended July 1, 2007. Marketing and promotional expenses increased $0.4 million, or 11.1%, to $4.2 million for the six month period ended June 29, 2008 from $3.8 million for the six month period ended July 1, 2007. These costs as a percentage of revenues increased 0.1% to 2.3% for the six month period ended June 29, 2008 from 2.2% for the six month period ended July 1, 2007. These increases were primarily due to an increase in public relations costs and costs relating to our direct mail campaign.

Interest expense, net decreased $0.3 million, or 32.4%, to $0.7 million for the three month period ended June 29, 2008 from $1.0 million for the three month period ended July 1, 2007. Interest expense, net decreased $0.4 million, or 24.0%, to $1.4 million for the six month period ended June 29, 2008 from $1.8 million for the six month period ended July 1, 2007. These decreases were due to a decrease in interest rates relating to borrowings under our senior revolving credit facility. There was no interest income for the three and six month periods ended June 29, 2008 and July 1, 2007.

Provision for income taxes consisted of an income tax expense of $1.5 million for the six month period ended June 29, 2008 and $3.0 million for the six month period ended July 1, 2007. Our effective tax rate of 26.6% for the six month period ended June 29, 2008 differs from the statutory rate due to deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits. Our effective tax rate of 29.4% for the six month period ended July 1, 2007, differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. Our 2008 effective tax rate differs from our 2007 effective tax rate primarily due to lower taxable income while the level of tax credits generated remained consistent, partially offset by miscellaneous charges and benefits.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs, repurchase our common stock and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants for at least the next several years, through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of June 29, 2008, we had cash and cash equivalents of $4.0 million compared to $7.0 million as of December 30, 2007.

Working Capital and Cash Flows

As of June 29, 2008, we had, and in the future we may have, a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to the suppliers of such. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for current expenses, which consist primarily of food and supplies, rent and payroll, historically have been used for noncurrent capital expenditures and or to repay debt.

Operating Activities

Cash flows provided by operating activities for the six month period ended June 29, 2008 were $3.9 million consisting primarily of net income before depreciation and amortization of $12.1 million partially offset by a decrease in accounts payable and accrued expenses of $10.3 million.

Investing Activities

Cash flows used in investing activities for the six month period ended June 29, 2008 were $10.8 million due to purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the six month period ended June 29, 2008 were $3.7 million, primarily consisting of net borrowings under our senior revolving credit facility of $12.5 million partially offset by purchases of treasury stock of $8.4 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. Our senior revolving credit facility matures on February 14, 2011. As of June 29, 2008, we had outstanding borrowings of approximately $56.8 million under our senior revolving credit facility at a weighted average interest rate of 3.88%. As of June 29, 2008, we were in compliance with all of our financial covenants.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan of $4.0 million with a predecessor of GE Capital Franchise Finance, the proceeds of which were used to fund the purchase of land and construction of a restaurant. The mortgage loan bears interest at 8.98% per annum and is scheduled to mature in March 2021. On June 29, 2008 and December 30, 2007, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.3 million and $3.3 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. As of June 29, 2008, we were in compliance with all of our financial covenants.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of June 29, 2008:

	Remainder 2008
		2009	2010	2011	2012	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$1,117	$2,233	$2,233	$59,033	$—	$—	$64,616
Mortgage loan with GE Capital Franchise Finance, including interest	218	435	435	435	435	3,591	5,549

Subtotal	1,335	2,668	2,668	59,468	435	3,591	70,165
Operating leases	12,996	27,763	29,002	27,852	26,820	210,898	335,331
Purchase commitments	7,283	—	—	—	—	—	7,283

Total	$21,614	$30,431	$31,670	$87,320	$27,255	$214,489	$412,779

(a)	Interest is based on borrowings as of June 29, 2008 and current interest rates.

During the first six months of fiscal 2008, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $12.4 million. During the first six months of fiscal 2008, capital expenditures were reduced by landlord contributions of approximately $0.8 million. We estimate that we will spend up to approximately $39.0 million in fiscal 2008, including the $12.4 million recorded in the first six months of fiscal 2008, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2008 are expected to be reduced by landlord contributions of approximately $7.9 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2008. We cannot be sure, however, that this will be the case.

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

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive environment and industry with many well-established competitors with greater financial and other resources than the Company, the impact of changes in consumer tastes, local, regional and national economic and market conditions, restaurant profitability levels, expansion plans, a lack of suitable locations, timely construction and opening of new restaurants, higher than anticipated costs to open restaurants, the Company’s liquidity and capital resources, prevailing interest rates, legal and regulatory matters, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, product safety and availability, supply interruptions, litigation, government regulation, the Company’s ability to maintain adequate financing facilities and other risks detailed in the Company’s most recent Form 10-K and in this and the Company’s other reports filed from time to time with the SEC. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Other unknown unpredictable factors also could harm the Company’s results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of June 29, 2008, we owned and operated five international restaurants, one each in Hong Kong; Macau, China; Singapore; Toronto, Canada; and Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 29, 2008, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of June 29, 2008, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $56.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have an immaterial impact on earnings for the six month period ended June 29, 2008.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $2.0 million on earnings for the six month period ended June 29, 2008.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2008 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached to resolve both arbitrations. The settlement is subject to final closing and court approval. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.4 million in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. In July 2008, a joint stipulation of settlement and release was reached to resolve the first New York arbitration. The settlement is subject to final closing and court approval. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration. In June 2008, a joint stipulation of settlement and release was reached to resolve this matter. The settlement is subject to final closing and court approval.

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

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter. A joint stipulation of settlement and release was executed in June 2008. The settlement is subject to final closing.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, also in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. The plaintiff in the state action has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6.0 million of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10.0 million of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During the three month period ended June 29, 2008, the Company purchased 327,000 shares of its common stock for an aggregate purchase price of $2.5 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April (March 31, 2007 to May 4, 2008)	52,100	$7.79	52,100	$3,718,000
May (May 5, 2008 to June 1, 2008)	115,700	$8.29	115,700	$2,759,000
June (June 2, 2008 to June 29, 2008)	159,200	$7.44	159,200	$1,575,000

Total	327,000	$7.79	327,000

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2008, the Company held its Annual Meeting of Stockholders.

Four directors were elected at the Annual Meeting to serve until the 2011 Annual Meeting of Stockholders and until their successors have been elected and qualified. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld
Mr. Stephen E. Paul	13,820,749	286,465
Mr. David B. Pittaway	13,805,152	302,062
Ms. Dianne H. Russell	13,917,448	189,766
Mr. Zane Tankel	14,047,279	59,935

The terms of office of the following directors continued through and after the meeting:

Mr. William C. Anton

Mr. Thomas J. Baldwin

Mr. John K. Castle

Dr. John J. Connolly

Mr. Robert A. Goldschmidt

Mr. Alan A. Teran

Mr. Justin B. Wender

In addition, the appointment of KPMG LLP as independent auditors of the Company was ratified as follows: 14,084,699 shares were voted for the ratification, 17,508 shares were voted against and 5,007 shares were withheld.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date:	August 1, 2008	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 1, 2008	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)