Form 10-Q
period 2008-09-28
MORTONS RESTAURANT GROUP INC
filed 2008-11-07
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Yes  ☐    or    No  ☒.

As of October 30, 2008, the registrant had 17,602,927 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Part I - Financial Information

Item 1.      Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	September 28, 2008	December 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,971	$7,016
Accounts receivable	6,084	5,102
Inventories	12,434	13,394
Prepaid expenses and other current assets	9,102	6,560
Income taxes receivable	—	1,102
Deferred income taxes, net	14,090	5,578

Total current assets	45,681	38,752

Property and equipment, at cost:
Furniture, fixtures and equipment	28,164	33,752
Buildings and leasehold improvements	92,388	106,476
Land	8,474	8,474
Construction in progress	9,094	4,191

	138,120	152,893
Less accumulated depreciation and amortization	30,765	38,157

Net property and equipment	107,355	114,736

Intangible asset	86,000	92,000
Goodwill	14,992	59,101
Other assets and deferred expenses, net	4,421	5,494

	$258,449	$310,083

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	September 28, 2008	December 30, 2007
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,541	$13,426
Accrued expenses, including deferred revenue from gift certificates of $17,898 and $22,667	46,521	49,919
Current portion of obligation to financial institution	146	136
Accrued income taxes	224	1,031

Total current liabilities	56,432	64,512

Borrowings under senior revolving credit facility	66,300	44,300
Obligation to financial institution, less current maturities	3,096	3,206
Deferred income taxes, net	6,103	8,336
Other liabilities	35,786	31,341

Total liabilities	167,717	151,695

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at September 28, 2008 and December 30, 2007, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,011,508 and 16,938,155 issued and 15,779,508 and 16,938,155 outstanding at September 28, 2008 and December 30, 2007, respectively	170	169
Additional paid-in capital	167,287	165,979
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at September 28, 2008 and none at December 30, 2007	(9,395)	—
Accumulated other comprehensive income	277	218
Accumulated deficit	(67,607)	(7,978)

Total stockholders’ equity	90,732	158,388

	$258,449	$310,083

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Nine month periods ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)
Revenues	$77,884	$78,872	$261,031	$253,372
Food and beverage costs	25,912	26,240	85,681	84,748
Restaurant operating expenses	43,698	39,856	134,341	121,748
Pre-opening costs	815	1,823	2,467	3,638
Depreciation and amortization	3,317	2,733	9,951	7,640
General and administrative expenses	5,846	6,472	19,078	17,852
Marketing and promotional expenses	1,692	1,769	5,931	5,586
Non-cash impairment charge	69,778	—	69,778	—

Operating (loss) income	(73,174)	(21)	(66,196)	12,160
Interest expense, net	737	922	2,136	2,764

(Loss) income before income taxes	(73,911)	(943)	(68,332)	9,396
Income tax (benefit) expense	(10,187)	(207)	(8,703)	2,836

Net (loss) income	$(63,724)	$(736)	$(59,629)	$6,560

Net (loss) income per share
Basic	$(4.02)	$(0.04)	$(3.68)	$0.39
Diluted	$(4.02)	$(0.04)	$(3.68)	$0.39
Shares used in computing net (loss) income per share
Basic	15,863,087	16,936,908	16,201,587	16,930,239
Diluted	15,863,087	16,936,908	16,201,587	16,980,479

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	September 28, 2008	September 30, 2007
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(59,629)	$6,560
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and other non-cash charges	12,209	10,201
Deferred income taxes	(10,636)	778
Non-cash impairment charge	69,778	—
Change in assets and liabilities:
Accounts receivable	(989)	(20)
Inventories	945	705
Prepaid expenses and other assets	(2,615)	751
Income taxes receivable	1,102	—
Accounts payable	(3,873)	846
Accrued expenses	(8,024)	(5,240)
Other liabilities	3,899	3,227
Accrued income taxes	(820)	(493)

Net cash provided by operating activities	1,347	17,315

Cash flows from investing activities:
Purchases of property and equipment	(16,621)	(30,061)

Net cash used in investing activities	(16,621)	(30,061)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	29,500	11,000
Payments made on senior revolving credit facility	(7,500)	—
Shares vested and forfeited by employees in lieu of paying minimum income taxes	(147)	(202)
Tax benefit related to restricted shares vested during the period	(58)	58
Principal reduction on obligation to financial institution	(100)	(93)
Payment of deferred financing costs	(160)	—
Purchase of treasury stock	(9,395)	—

Net cash provided by financing activities	12,140	10,763

Effect of exchange rate changes on cash	89	5

Net decrease in cash and cash equivalents	(3,045)	(1,978)
Cash and cash equivalents at beginning of period	7,016	6,261

Cash and cash equivalents at end of period	$3,971	$4,283

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 28, 2008 and September 30, 2007

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

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which was MHCI’s only significant liability. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock from the Company at $17.00 per share.

2)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. The Company paid interest of approximately $2,124,000 (which includes capitalized interest of approximately $104,000) and $2,561,000 (which includes capitalized interest of approximately $242,000), and income taxes, net of refunds, of approximately $1,638,000 and $2,457,000, for the nine month periods ended September 28, 2008 and September 30, 2007, respectively.

3)	Income Taxes

The Company’s effective income tax benefit rate was 12.7% for the nine month period ended September 28, 2008. The estimated non-cash impairment charge for goodwill of approximately $44,000,000 is not deductible for tax purposes and therefore this charge will have no effect on the Company’s taxable income. In connection with the recognition of the non-cash impairment charge for the intangible asset of approximately $6,000,000, the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset. In connection with the recognition of the non-cash impairment charge for long-lived assets of approximately $19,778,000, the Company recorded a deferred tax benefit of approximately $7,307,000. This benefit was partially offset by an income tax charge of approximately $462,000 due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of the Company’s subsidiaries for state tax benefits, due to the uncertainty of the utilization of these benefits.

Excluding the effects of the estimated non-cash impairment charge of $69,778,000 pre-tax (see Note 8), the valuation allowance established against the deferred tax assets and miscellaneous charges and benefits, which were recognized on a discreet basis in the three and nine month periods ended September 28, 2008, the Company’s effective income tax rate was approximately 19% for the nine month period ended September 28, 2008 compared with 30.2% for the nine month period ended September 30, 2007. The rate decreased primarily as a result of lower taxable income while the level of tax credits generated remained consistent. This rate differs from the statutory rate due to the deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits. During the three month period ended September 28, 2008, goodwill was reduced by approximately $109,000 due to adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the Company’s 2002 acquisition.

4)	Net (Loss) Income per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the shares outstanding. In accordance with SFAS No. 128, diluted net income (loss) per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average number of common shares outstanding. Restricted stock of approximately 589,000 shares and approximately 644,000 shares for the three and nine month periods ended September 28, 2008, respectively, were not included in the diluted net (loss) income per share calculation because their effect would have been anti-dilutive. Restricted stock of approximately 444,000 shares and approximately 419,000 shares for the three and nine month periods ended September 30, 2007, respectively, were not included in the diluted net (loss) income per share calculation because their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Nine month periods ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net (loss) income available to common stockholders	$(63,724)	$(736)	$(59,629)	$6,560

Shares:
Weighted average number of basic common shares outstanding	15,863,087	16,936,908	16,201,587	16,930,239
Dilutive potential common shares	—	—	—	50,240

Weighted average number of diluted common shares outstanding	15,863,087	16,936,908	16,201,587	16,980,479

Basic net (loss) income per share	$(4.02)	$(0.04)	$(3.68)	$0.39
Diluted net (loss) income per share	$(4.02)	$(0.04)	$(3.68)	$0.39

5)	Comprehensive (Loss) Income

The components of comprehensive (loss) income for the nine month periods ended September 28, 2008 and September 30, 2007 are as follows (amounts in thousands):

	Nine month periods ended
	September 28, 2008	September 30, 2007
Net (loss) income	$(59,629)	$6,560
Other comprehensive income:
Foreign currency translation	59	119

Total comprehensive (loss) income	$(59,570)	$6,679

6)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of September 28, 2008, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During fiscal 2006, the Company granted and issued an aggregate of 251,950 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $16.96 per share. During fiscal 2007, the Company granted and issued an aggregate of 261,050 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $18.48 per share. On February 5, 2008, May 14, 2008 and July 29, 2008, the Company granted and issued 252,350 shares, 3,800 shares and 2,600 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a weighted average grant date price of $8.61 per share.

Activity relating to the equity incentive plan during the nine month period ended September 28, 2008 was as follows:

Unvested restricted stock outstanding as of December 30, 2007	440,790
Granted	258,750
Vested	(92,540)
Forfeited by termination	(18,930)

Unvested restricted stock outstanding as of September 28, 2008	588,070

As of September 28, 2008, there were 1,060,050 shares available for grant. In connection with the vesting of shares on January 31, 2008, February 9, 2008, May 10, 2008, July 24, 2008 and July 25, 2008, 19,187 shares of the 92,540 shares vested were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Nine month periods ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Restaurant operating expenses	$94	$81	$284	$235
General and administrative expenses	391	310	1,184	897
Marketing and promotional expenses	15	12	47	36

Stock-based compensation expense before income tax benefit	500	403	1,515	1,168
Income tax benefit	(186)	(150)	(283)	(433)

Net compensation expense	$314	$253	$1,232	$735

Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.02 in both basic and diluted net loss per share for the three month period ended September 28, 2008. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.08 in both basic and diluted net loss per share for the nine month period ended September 28, 2008. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.01 in both basic and diluted net loss per share for the three month period ended September 30, 2007. Stock-based compensation expense, net of related income taxes, resulted in a decrease of approximately $0.04 in both basic and diluted net income per share for the nine month period ended September 30, 2007.

As of September 28, 2008, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $6,409,000. This cost will be recognized over a five year vesting period from the applicable grant date.

7)	Financial Information about Geographic Areas

(Loss) income before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Domestic (78 and 74 restaurants at September 28, 2008 and September 30, 2007, respectively)	$(72,056)	$(582)	$(68,136)	$7,715
Foreign (5 and 5 restaurants at September 28, 2008 and September 30, 2007, respectively)	(1,855)	(361)	(196)	1,681

Total	$(73,911)	$(943)	$(68,332)	$9,396

Domestic (loss) income before income taxes includes certain corporate expenses and other charges, that relate to our U.S. based headquarters, which are included in domestic operations but not included in the foreign operations. Of the estimated non-cash impairment charge of $69,778,000, $67,221,000 and $2,557,000 relates to domestic and foreign operations, respectively.

8)	Non-cash Impairment Charge

For the third quarter of 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets and liabilities, including goodwill, its other intangible asset and other long-lived assets, was therefore required. The indicators that triggered the interim impairment test included the Company’s continued low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment, it was determined that the goodwill, the intangible asset and certain long-lived assets were impaired and the Company accordingly recorded estimated non-cash impairment charges in the amounts of $44,000,000, $6,000,000 and $19,778,000, respectively. The charge of $69,778,000 pre-tax and $60,700,000 after-tax was measured and recognized following the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which require that the carrying value of goodwill, other intangible assets and other long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist. The estimated non-cash impairment charge for the goodwill of $44,000,000 is not deductible for tax purposes and therefore this charge will have no effect on the Company’s taxable income. In connection with the recognition of the non-cash impairment charge for the intangible asset of $6,000,000, the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset. In connection with the recognition of the non-cash impairment charge for long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) of approximately $19,778,000, the Company recorded a deferred tax benefit of approximately $7,307,000. This benefit was partially offset by an income tax charge of approximately $462,000 due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of the Company’s subsidiaries for state tax benefits, due to the uncertainty of the utilization of these benefits.

Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each restaurant, a reporting unit, to its carrying value. At the end of the third quarter, management completed a high level valuation of the fair value of our reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of certain reporting units was less than the carrying value. Following this assessment, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. Management has not completed the second step of the goodwill impairment test, however management believes an impairment is probable, can be reasonably estimated and has recorded its best estimate of the amount in the third quarter of 2008. A review of its intangible asset (trade name) was completed and considered in measuring the estimated impairment charge recorded during the third quarter of 2008. The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Accordingly, an adjustment to the estimated impairment charge may be required when the Company finalizes its analysis, which is expected to be completed by the end of 2008. Any such adjustment could be material, but will be non-cash.

In addition, as required under SFAS No. 144, an interim impairment test of the Company’s long-lived assets was also performed. Under SFAS 144, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows.

9)	Restaurant Activity

On March 7, 2008 and June 1, 2008, a new Morton’s steakhouse was opened in Naperville, Illinois and Coral Gables, Florida, respectively. With the exception of the Morton’s steakhouse in Beverly Hills, California, which was temporarily closed for renovations from June 1, 2008 to September 10, 2008, and weather related closings of the Morton’s steakhouses in Houston, Texas and New Orleans, Louisiana during the three month period ended September 28, 2008, no Morton’s steakhouses were closed during the nine month periods ended September 28, 2008 and September 30, 2007. During March 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana.

The Company currently has signed leases for new Morton’s steakhouses in Brooklyn, New York; Dallas, Texas; Ft. Lauderdale, Florida; Indian Wells, California; Leawood/Overland Park, Kansas; Mexico City, Mexico (through a joint venture structure); Miami Beach, Florida; and Sacramento, California.

10)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with SFAS No. 5, “Accounting for Contingencies”, and Emerging Issues Task Force (“EITF”) Topic D-77. A liability is recorded in accordance with SFAS No. 5 when the liability is probable and can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under EITF Topic D-77.

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached and in September 2008 a settlement agreement was entered into by the parties to resolve both arbitrations. The settlement is subject to final closing and court approval. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1,700,000 in damages, exclusive of liquidated damages and interest, and $1,400,000 in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. In July 2008, a joint stipulation of settlement and release was reached to settle the first New York arbitration. This matter has been resolved with the exception of one remaining claimant. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

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

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter. A joint stipulation of settlement and release was executed in June 2008 and in October 2008 court approval was obtained. The settlement is subject to final closing.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, also in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. The plaintiff in the state action has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

11)	Purchase of Equity Securities

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors also authorized the repurchase of an additional $6,000,000 of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10,000,000 of its common stock. During the nine month period ended September 28, 2008, the Company purchased 1,232,000 shares of its common stock for an aggregate purchase price of approximately $9,395,000. On September 24, 2008, the Company’s Board of Directors approved, and the Company entered into, an additional amendment to the Company’s senior revolving credit facility which provides flexibility for the Company to repurchase up to a maximum of $20,000,000 of the Company’s common stock over the term of the senior revolving credit facility by increasing the existing $10,000,000 cap on such stock repurchases by an additional $10,000,000; however the Company’s Board of Directors has not authorized an increase to the size of the stock repurchase program beyond the previously approved $10,000,000. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Month Period Ended September 28, 2008 (13 weeks) compared to Three Month Period Ended September 30, 2007 (13 weeks) and Nine Month Period Ended September 28, 2008 (39 weeks) compared to Nine Month Period Ended September 30, 2007 (39 weeks)

Our net loss for the three month period ended September 28, 2008 was $63.7 million compared to a net loss of $0.7 million for the three month period ended September 30, 2007. The change is primarily due to an estimated non-cash impairment charge of $69.8 million (which is discussed below), and, to a lesser extent, a decrease in revenues and an increase in restaurant operating expenses partially offset by a decrease in pre-opening costs. Our net loss for the nine month period ended September 28, 2008 was $59.6 million compared to net income of $6.6 million for the nine month period ended September 30, 2007. The change is primarily due to an estimated non-cash impairment charge of $69.8 million, as well as an increase in restaurant operating expenses partially offset by the impact of new restaurants, as discussed below. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of the nine month periods ended September 28, 2008 and September 30, 2007. For purposes of this discussion, our Italian restaurants refer to our Bertolini’s and Trevi restaurants.

Revenues decreased $1.0 million, or 1.3%, to $77.9 million for the three month period ended September 28, 2008 from $78.9 million for the three month period ended September 30, 2007. Revenues decreased $5.4 million, or 7.6%, due to a decrease in revenues from comparable restaurants. Revenues decreased $0.7 million due to the temporary closing of our Morton’s steakhouse in Beverly Hills, California from June 1, 2008 to September 10, 2008. Revenues decreased $0.4 million due to the closing of our Bertolini’s restaurant in Indianapolis, Indiana in March 2008. Revenues decreased $0.2 million due to a decrease in revenues from our two Bertolini’s restaurants. Revenues relating to Trevi, our Italian restaurant in Las Vegas, Nevada, remained consistent for the three month period ended September 28, 2008 (restaurant was open 13 weeks) when compared to the three month period ended September 30, 2007 (restaurant was open 13 weeks). Revenues increased $5.6 million due to the opening of seven new restaurants (two in the nine month period ended September 28, 2008 and five in fiscal 2007). Revenues increased as a result of increased gift card breakage income of $0.1 million. Average revenue per restaurant open all of either period being compared decreased 5.7%. Revenues for the three month period ended September 28, 2008 also reflect the impact of aggregate menu price increases of approximately 1.5% in December 2007, 1.0% in February 2008 and 1.5% in July 2008 at our Morton’s steakhouses and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008.

Revenues increased $7.7 million, or 3.0%, to $261.0 million for the nine month period ended September 28, 2008 from $253.4 million for the nine month period ended September 30, 2007. Revenues increased $16.9 million due to the opening of seven new restaurants (two in the nine month period ended September 28, 2008 and five in fiscal 2007). Revenues relating to Trevi, our Italian restaurant in Las Vegas, Nevada, increased $0.6 million when comparing the nine month period ended September 28, 2008 (restaurant was open 39 weeks) to the nine month period ended September 30, 2007 (restaurant was open 34 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant and reopened as Trevi on February 2, 2007. Revenues decreased $6.2 million, or 2.7%, due to a decrease in revenues from comparable restaurants. Due to a fiscal calendar shift, the first quarter of fiscal 2008 included New Year’s Eve’s (December 31, 2007) revenue, which was not included in the first quarter of fiscal 2007. Excluding the first day of both nine month periods, Morton’s comparable restaurant revenues would have decreased 3.7% for the nine month period ended September 28, 2008. Revenues decreased $1.4 million due to the temporary closing of our Morton’s steakhouse in Beverly Hills, California from June 1, 2008 to September 10, 2008. Revenues decreased $1.0 million due to the closing of our Bertolini’s restaurant in Indianapolis, Indiana in March 2008. Revenues decreased $0.5 million due to a decrease in revenues from our two Bertolini’s restaurants. Revenues decreased as a result of decreased gift card breakage income of $0.7 million. During the first quarter of fiscal 2007, the Company recognized breakage income from a legacy gift certificate program, after it was determined that the redemption of these certificates was remote based on maintaining objective and reliable historical evidence. No such breakage income from the gift certificates was recorded in the nine month period ended September 28, 2008. Average revenue per restaurant open all of either period being compared increased 0.3%. Average revenue per restaurant open all of either period being compared, excluding Trevi, decreased 1.5%. Revenues for the nine month period ended September 28, 2008 also reflect the impact of aggregate menu price increases of approximately 2.0% in June 2007, 1.5% in December 2007, 1.0% in February 2008 and 1.5% in July 2008 at our Morton’s steakhouses, the impact of a menu price increase at our Bertolini’s restaurants of approximately 2.0% in April 2007 and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008.

Food and beverage costs decreased $0.3 million, or 1.3%, to $25.9 million for the three month period ended September 28, 2008 from $26.2 million for the three month period ended September 30, 2007. These costs as a percentage of revenues remained consistent at 33.3% for the three month periods ended September 28, 2008 and September 30, 2007. Food and beverage costs increased $0.9 million, or 1.1%, to $85.7 million for the nine month period ended September 28, 2008 from $84.7 million for the nine month period ended September 30, 2007. The increase was primarily due to the opening of seven additional restaurants (two in the nine month period ended September 28, 2008 and five in fiscal 2007). These costs as a percentage of revenues decreased by 0.6% to 32.8% for the nine month period ended September 28, 2008 from 33.4% for the nine month period ended September 30, 2007. These decreases were primarily due to the impact of the aggregate menu price increases.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $3.8 million, or 9.6%, to $43.7 million for the three month period ended September 28, 2008 from $39.9 million for the three month period ended September 30, 2007. These costs increased $12.6 million, or 10.3%, to $134.3 million for the nine month period ended September 28, 2008 from $121.7 million for the nine month period ended September 30, 2007. These increases were primarily due to increased salaries, wages and benefits as well as increased utility costs and rent expense primarily due to the opening of seven additional restaurants (two in the nine month period ended September 28, 2008 and five in fiscal 2007). Included in the three month periods ended September 28, 2008 and September 30, 2007 is non-cash rent expense recorded in accordance with SFAS No. 13 of $9,000 and $0.2 million, respectively. Included in the nine month periods ended September 28, 2008 and September 30, 2007 is non-cash rent expense recorded in accordance with SFAS No. 13 of $2,000 and $0.4 million, respectively. Restaurant operating expenses as a percentage of revenues increased 5.6% to 56.1% for the three month period ended September 28, 2008 from 50.5% for the three month period ended September 30, 2007 and increased 3.4% to 51.5% for the nine month period ended September 28, 2008 from 48.1% for the nine month period ended September 30, 2007. These increases were primarily due to deleveraging on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $1.0 million, or 55.3%, to $0.8 million for the three month period ended September 28, 2008 from $1.8 million for the three month period ended September 30, 2007. These costs decreased $1.2 million, or 32.2%, to $2.5 million for the nine month period ended September 28, 2008 from $3.6 million for the nine month period ended September 30, 2007. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.6 million, or 21.4%, to $3.3 million for the three month period ended September 28, 2008 from $2.7 million for the three month period ended September 30, 2007. Depreciation and amortization increased $2.3 million, or 30.2%, to $10.0 million for the nine month period ended September 28, 2008 from $7.6 million for the nine month period ended September 30, 2007. The increase in depreciation and amortization relates to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $0.6 million, or 9.7%, to $5.8 million for the three month period ended September 28, 2008 from $6.5 million for the three month period ended September 30, 2007. These costs as a percentage of revenues decreased 0.7% to 7.5% for the three month period ended September 28, 2008 from 8.2% for the three month period ended September 30, 2007. These decreases are primarily due to a decrease in legal expenses. General and administrative expenses increased $1.2 million, or 6.9%, to $19.1 million for the nine month period ended September 28, 2008 from $17.9 million for the nine month period ended September 30, 2007. These costs as a percentage of revenues increased 0.3% to 7.3% for the nine month period ended September 28, 2008 from 7.0% for the nine month period ended September 30, 2007. These increases were primarily due to increased salary, bonus, stock-based compensation and benefit costs as well as increased legal expenses primarily related to certain wage and hour and similar labor claims filed against us in 2008.

Marketing and promotional expenses decreased $0.1 million, or 4.4%, to $1.7 million for the three month period ended September 28, 2008 from $1.8 million for the three month period ended September 30, 2007. These costs as a percentage of revenues remained consistent at 2.2% for the three month periods ended September 28, 2008 and September 30, 2007. Marketing and promotional expenses increased $0.3 million, or 6.2%, to $5.9 million for the nine month period ended September 28, 2008 from $5.6 million for the nine month period ended September 30, 2007. These costs as a percentage of revenues increased 0.1% to 2.3% for the nine month period ended September 28, 2008 from 2.2% for the nine month period ended September 30, 2007. These increases were primarily due to an increase in public relations costs and costs relating to our direct mail campaign.

Estimated non-cash impairment charge of $69.8 million for the three and nine month periods ended September 28, 2008 represents an estimated non-cash charge associated with the impairment of goodwill, our intangible asset and other long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). The estimated impairment charge was primarily triggered by our continued low market capitalization relative to the book value of our equity, as well as other current market conditions. After performing the interim test for impairment, it was determined that the goodwill, the other intangible asset and long-lived assets were impaired and accordingly we recorded estimated non-cash impairment charges in the amounts of $44.0 million, $6.0 million and $19.8 million, respectively. For additional information concerning this charge, see Note 8 to our consolidated financial statements.

Interest expense, net decreased $0.2 million, or 20.1%, to $0.7 million for the three month period ended September 28, 2008 from $0.9 million for the three month period ended September 30, 2007. Interest expense, net decreased $0.6 million, or 22.7%, to $2.1 million for the nine month period ended September 28, 2008 from $2.8 million for the nine month period ended September 30, 2007. These decreases were due to a decrease in interest rates relating to borrowings under our senior revolving credit facility, partially offset by an increase in borrowings during the three and nine month periods ended September 28, 2008 when compared to the three and nine month periods ended September 30, 2007. There was no interest income for the three and nine month periods ended September 28, 2008 and September 30, 2007.

Provision for income taxes consisted of an income tax benefit of $8.7 million for the nine month period ended September 28, 2008 and income tax expense of $2.8 million for the nine month period ended September 30, 2007. Our effective tax benefit rate was 12.7% for the nine month period ended September 28, 2008. The estimated non-cash impairment charge for goodwill of approximately $44.0 million is not deductible for tax purposes and therefore this charge will have no effect on our taxable income.

In connection with the non-cash impairment charge for the intangible asset of approximately $6.0 million, we recorded a deferred tax benefit of approximately $2.2 million to reduce a previously established deferred tax liability related to the intangible asset. In connection with the non-cash impairment charge for long-lived assets of approximately $19.8 million, we recorded a deferred tax benefit of approximately $7.3 million. This benefit was partially offset by an income tax charge of approximately $0.5 million due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of our subsidiaries for state tax benefits, due to the uncertainty of the utilization of these benefits.

Excluding the effects of the estimated non-cash impairment charge of $69.8 million, the establishment of a valuation allowance and miscellaneous charges and benefits, which were recognized on a discreet basis in the three and nine month periods ended September 28, 2008, our effective tax rate was approximately 19% for the nine month period ended September 28, 2008, which differs from the statutory rate due to deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes. Our effective tax rate of 30.2% for the nine month period ended September 30, 2007, differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. Our 2008 effective tax rate differs from our 2007 effective tax rate primarily due to lower taxable income while the level of tax credits generated remained consistent, partially offset by miscellaneous charges and benefits.

We expect our effective tax rate for the first quarter of fiscal 2009 to be negatively impacted by a significant non-cash charge related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123 (R), “Share-Based Payments.” The restricted stock awards scheduled to vest during the first quarter of fiscal 2009 were granted in prior years at stock prices significantly higher than our current market price. Although we cannot determine the amount of the charge until the vesting date occurs, given the current economic conditions we expect the difference between the stock price at the grant date, which is expensed under GAAP, to be significantly different from the stock price at vesting which will determine our tax benefit.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt and, if we elect to do so, to repurchase additional common stock. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants for at least the next several years, through cash provided by operations and through borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord contributions as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those contributions could adversely affect our liquidity. As of September 28, 2008, we had cash and cash equivalents of $4.0 million compared to $7.0 million as of December 30, 2007.

Working Capital and Cash Flows

As of September 28, 2008, we had, and in the future we may have, a negative working capital balance. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers of such. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for current expenses, which consist primarily of food and supplies, rent and payroll, historically have been used for noncurrent capital expenditures and or to repay debt.

Operating Activities

Cash flows provided by operating activities for the nine month period ended September 28, 2008 were $1.3 million consisting primarily of net income before depreciation, amortization and estimated non-cash impairment charge of $22.4 million offset by a change in deferred income taxes of $10.6 million and a decrease in accounts payable and accrued expenses of $11.9 million.

Investing Activities

Cash flows used in investing activities for the nine month period ended September 28, 2008 were $16.6 million due to purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the nine month period ended September 28, 2008 were $12.1 million, primarily consisting of net borrowings under our senior revolving credit facility of $22.0 million partially offset by purchases of treasury stock of $9.4 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. Our senior revolving credit facility matures on February 14, 2011. As of September 28, 2008, we had outstanding borrowings of approximately $66.3 million under our senior revolving credit facility at a weighted average interest rate of 3.92%. As of September 28, 2008, we were in compliance with all of our financial covenants.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan of $4.0 million with a predecessor of GE Capital Franchise Finance, the proceeds of which were used to fund the purchase of land and construction of a restaurant. The mortgage loan bears interest at 8.98% per annum and is scheduled to mature in March 2021. On September 28, 2008 and December 30, 2007, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.2 million and $3.3 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. As of September 28, 2008, we were in compliance with all of our financial covenants.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of September 28, 2008:

	Remainder 2008	2009	2010	2011	2012	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$647	$2,589	$2,589	$68,889	$—	$—	$74,714
Mortgage loan with GE Capital Franchise Finance, including interest	109	435	435	435	435	3,591	5,440

Subtotal	756	3,024	3,024	69,324	435	3,591	80,154
Operating leases	6,608	28,089	29,463	28,325	27,310	216,968	336,763
Purchase commitments	5,965	4,735	—	—	—	—	10,700

Total	$13,329	$35,848	$32,487	$97,649	$27,745	$220,559	$427,617

(a)	Interest is based on borrowings as of September 28, 2008 and current interest rates.

During the first nine months of fiscal 2008, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $19.1 million. During the first nine months of fiscal 2008, capital expenditures were reduced by landlord contributions of approximately $3.9 million. We estimate that we will spend up to approximately $35.0 million in fiscal 2008, including the $19.1 million recorded in the first nine months of fiscal 2008, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2008 are expected to be reduced by landlord contributions of approximately $6.4 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2008. We cannot be sure, however, that this will be the case.

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

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities markets, housing values, changes in federal, state and or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters and (iii) other risks detailed in the Company’s most recent Form 10-K and in this and the Company’s other reports filed from time to time with the Securities and Exchange Commission (“SEC”). In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of September 28, 2008, we owned and operated five international restaurants, one each in Hong Kong; Macau, China; Singapore; Toronto, Canada; and Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 28, 2008, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of September 28, 2008, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $66.3 million. As a result, a hypothetical 10% fluctuation in interest rates would have an immaterial impact on earnings for the nine month period ended September 28, 2008.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $3.1 million on earnings for the nine month period ended September 28, 2008.

Item 4.     Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2008 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.     Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts and Florida have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached and in September 2008 a settlement agreement was entered into by the parties to resolve both arbitrations. The settlement is subject to final closing and court approval. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted the approximately 88 claimants to consolidate their arbitrations into one action and proceed as a collective action. The arbitrator has rendered a decision that the wage and hour laws have been willfully violated, and has made an interim award of attorneys’ fees and costs, but there has been no determination as to damages. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. The claimants in New York are seeking an aggregate of approximately $1.7 million in damages, exclusive of liquidated damages and interest, and $1.4 million in attorneys’ fees. The second New York arbitration was filed in October 2006 and contains similar allegations. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. The Company has moved to vacate that decision. At this time, it is not possible to predict the outcome of the motion to vacate. In July 2008, a joint stipulation of settlement and release was reached to settle the first New York arbitration. This matter has been resolved with the exception of one remaining claimant. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

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

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter. A joint stipulation of settlement and release was executed in June 2008 and in October 2008 court approval was obtained. The settlement is subject to final closing.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, also in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. The plaintiff in the state action has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

Item 1A.     Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. An additional risk factor is added at the end of the list of risk factors under Item 1A to read in its entirety as stated below. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. See also “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

Recent economic events have adversely impacted our business and results of operations and may continue to do so.

The restaurant industry is affected by macro economic factors, including changes in international, national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, have negatively affected guest traffic and results of operations throughout large segments of our industry, including our segment, and are expected to continue to do so until economic conditions improve. Furthermore, the fine dining segment of the restaurant industry, derive a significant portion of their revenues from business customers dining on an expense account and from leisure travelers, and, across all customer categories, from sales of higher margin wine and other alcoholic beverages. Historically, revenues from these customer and product segments have been adversely affected by unfavorable general economic conditions, and this has thus far been the case in the current economic downturn. Accordingly, recent economic events have adversely affected our results of operations. Continued weakness in or a further worsening of the economy generally or in a number of our markets could be harmful to our financial position and results of operations and could result in further non-cash impairment charges, cause us to reduce the number and frequency of new restaurant openings, slow our re-modeling of existing locations and or adversely affect our ability to comply with the covenants under our credit facility.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors also authorized the repurchase of an additional $6.0 million of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10.0 million of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During the three month period ended September 28, 2008, the Company purchased 141,300 shares of its common stock for an aggregate purchase price of approximately $1.0 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July (June 30, 2008 to August 3, 2008)	32,900	$6.58	32,900	$1,359,000
August (August 4, 2008 to August 31, 2008)	46,500	$7.31	46,500	$1,019,000
September (September 1, 2008 to September 28, 2008)	61,900	$6.68	61,900	$605,000

Total	141,300	$6.87	141,300

Item 6.     Exhibits

Exhibit No.	Description

31.1*	Certification of Thomas J. Baldwin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Ronald M. DiNella Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Thomas J. Baldwin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Ronald M. DiNella Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC. (Registrant)

Date: November 7, 2008	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)