Form 10-K
period 2009-01-04
MORTONS RESTAURANT GROUP INC
filed 2009-03-13
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b of the Act).    Yes  ☐  or  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 27, 2008, the last business day of the registrant’s most recently completed second quarter, was $112 million (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

As of February 23, 2009, the registrant had 16,597,870 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended January 4, 2009.

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

General

As of January 4, 2009, the Company owned and operated 80 Morton’s The Steakhouse restaurants (“Morton’s”) and three Italian restaurants (two Bertolini’s Authentic Trattorias (“Bertolini’s”) and one Trevi, collectively referred to as “Italian restaurants”). Morton’s are upscale steakhouse restaurants associated with a fine steakhouse dining experience. Morton’s and the Company’s Italian restaurants appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

Morton’s The Steakhouse Restaurants

As of January 4, 2009, the Company owned and operated 80 Morton’s steakhouses, including 75 domestic restaurants located in 69 cities across 28 states and San Juan, Puerto Rico, and five international locations (Toronto, Canada; Vancouver, Canada; Hong Kong, China; Macau, China and Singapore). During fiscal 2008, the Company opened new Morton’s steakhouses in Brooklyn, New York; Coral Gables, Florida; Fort Lauderdale, Florida; and Naperville, Illinois. Additionally, during fiscal 2008, the Company opened a new Morton’s steakhouse in Sacramento, California and closed a previously existing Morton’s steakhouse in Sacramento, California. As of February 23, 2009, the Company currently has signed leases for new Morton’s steakhouses in Dallas, Texas; Indian Wells, California; Mexico City, Mexico (through a joint venture structure); and Miami Beach, Florida. During fiscal November 2008, the Company closed its Morton’s steakhouse in Kansas City, Missouri and during fiscal December 2008 closed its Morton’s steakhouse in Charlotte (SouthPark), North Carolina.

Morton’s strives to provide its guests high quality cuisine, an extensive selection of wines and exceptional service in an enjoyable dining environment. Morton’s steakhouses feature USDA prime aged beef in the United States and Canada, including, among other cuts, a 24 oz. porterhouse, a 20 oz. New York strip sirloin and a 16 oz. ribeye steak. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature both USDA prime aged beef and comparable high quality aged beef. While the emphasis is on steaks, we believe the Morton’s menu selection is broad enough to appeal to many taste preferences and desires. Morton’s offers a wide selection of appetizers and salads. Besides featuring USDA prime aged steak, Morton’s menu includes other fresh premium items including lamb, chicken, lobster and a variety of other seafood. Complementing its substantial main course selections, Morton’s dessert menu features its original Morton’s Legendary Hot Chocolate Cake, New York cheesecake, crème brûlée and soufflés. In addition, each Morton’s steakhouse has a fully stocked bar and extensive premium wine list that offers approximately 200 wine selections in all restaurants, and a broader list of approximately 500 wines in selected restaurants. The Morton’s tableside menu presentation by the server is intended to highlight the quality of its products, personalize the dining experience and underscore Morton’s focus on premium service. In addition, all Morton’s steakhouses feature an open display kitchen where the chefs and grills are visible, which we believe increases the energy level of the restaurant and enhances the guests’ experience.

Morton’s caters primarily to high-end, business-oriented clientele. All Morton’s are open seven days a week. The 67 Morton’s serving only dinner are typically open from 5:00 p.m. to 10:00 p.m. or 11:00 p.m., while the 13 Morton’s serving both dinner and lunch typically open at 11:30 a.m. for lunch. All except for one Morton’s have on-premises, private dining and meeting facilities referred to as “Boardrooms.” During the fiscal year ended January 4, 2009, the average per-person check, including lunch, dinner and Boardroom, was $97.25. Management believes that a vast majority of Morton’s weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 29% of Morton’s revenues during fiscal 2008, fiscal 2007 and fiscal 2006. In the 13 Morton’s serving both dinner and lunch during fiscal 2008, dinner service accounted for approximately 88% of revenues and lunch service accounted for approximately 12%. During fiscal 2008, Boardroom revenues were approximately 19% of revenues in those locations offering Boardrooms.

Management believes that its operations and cost control systems, which have been developed and refined over its 30-year history, enable Morton’s to maintain a high degree of control over operating expenses and allow Morton’s to better adjust its cost structure to changes in revenues. Morton’s staff is highly trained, experienced and motivated. Morton’s management believes that its centralized sourcing from its primary suppliers of beef and other products gives it significant cost and availability advantages over many independent steakhouses. All Morton’s steakhouses report daily through a sophisticated point-of-sale and accounting system that allows the Company to monitor its revenues, costs and inventory.

Italian Restaurants

As of January 4, 2009, the Company owned and operated three Italian restaurants, located in two cities. During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the then-existing Bertolini’s restaurant at this location was closed on September 15, 2006, and was then renovated and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features classic Italian favorites served in a café dining environment. The Company’s other two Italian restaurants, which operate under the name Bertolini’s, are designed as white tablecloth, authentic Italian trattorias, which provide table service in a casual dining atmosphere. For the fiscal year ended January 4, 2009, the average per-person check for the Company’s Italian restaurants, including lunch and dinner, was approximately $29.45. The Company’s Italian restaurants are open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2008, dinner service accounted for approximately 69% of revenues and lunch service accounted for approximately 31% of revenues of total Italian revenues. Sales of alcoholic beverages accounted for approximately 23%, 22% and 22% of the Italian restaurant revenues during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. During fiscal 2008, no new Italian restaurants were opened. Based on a strategic assessment of trends, during March 2008 the Company closed its Bertolini’s restaurant in Indianapolis, Indiana. See “Item 1A. Risk Factors- Our Restaurants may not be able to compete successfully with other restaurants and, as a result, we may not achieve our projected revenue and profitability targets.” The Company has not signed any leases for new Italian restaurants.

Site Development and Expansion

General. To date, the Company has sought to reduce its capital investments in new Morton’s steakhouses by obtaining substantial landlord development allowances. These landlord development allowances typically take the form of cash payments to Morton’s but sometimes take the form of reduced rent. The Company’s restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s gross revenues. As a result, annual rent expense, which is included in restaurant operating expenses in the Company’s consolidated statements of operations, varies according to restaurant revenues. This leasing strategy enables the Company to reduce its net investments in newly developed restaurants. The costs of opening a Morton’s steakhouse vary by restaurant depending upon, among other things, the location of the site and construction required. The Company generally leases its restaurant sites and operates both free-standing restaurants and restaurants located in upscale retail, hotel, commercial and office complexes, which the Company refers to as in-line restaurants, in major metropolitan and urban centers and surrounding suburban areas. The Company currently targets its initial average cash investment to open new Morton’s steakhouses in leased premises to be approximately $4.2 million per restaurant, which is net of landlord development allowances of approximately $1.2 million. This includes pre-opening costs of approximately $0.6 million, which are expensed under generally accepted accounting principles (“GAAP”). However, the Company may expend greater amounts for particular restaurants.

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

Morton’s. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. Since 1978, Morton’s has grown to 80 restaurants as of February 23, 2009. During fiscal 2008, the Company opened new Morton’s steakhouses in Brooklyn, New York; Coral Gables, Florida; Fort Lauderdale, Florida; and Naperville, Illinois. Additionally, during fiscal 2008, the Company opened a new Morton’s steakhouse in Sacramento, California and closed a previously existing Morton’s steakhouse in Sacramento, California. As of February 23, 2009, the Company currently has signed leases for new Morton’s steakhouses in Dallas, Texas; Indian Wells, California; Mexico City, Mexico (through a joint venture structure); and Miami Beach, Florida.

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

Morton’s are very similar in terms of style, concept and decor, and are typically located in upscale retail, hotel, commercial and office complexes in major metropolitan areas and urban centers and surrounding suburban areas. The approximate gross costs per restaurant to the Company for the five Morton’s opened in leased premises between December 31, 2007 and February 23, 2009 ranged from approximately $4.1 million to $7.4 million, including costs for leasehold construction, furniture, fixtures, equipment and pre-opening expenses. For these restaurants, costs were offset in part by landlord development allowances ranging from approximately $1.0 million to $1.5 million per restaurant.

Italian Restaurants. As of January 4, 2009, the Company owned and operated three Italian restaurants. During January 2006, the Company signed a new 15 year lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, a new Italian restaurant, Trevi, was built at this location. The Company opened Trevi on February 2, 2007. The gross costs to the Company for Trevi were approximately $12.7 million, including costs for leasehold construction, furniture, fixtures, equipment and pre-opening expenses. No Italian restaurants were opened during fiscal 2008 and there are no plans to open any Italian restaurants in the foreseeable future.

Restaurant Locations

The Company owned and operated 80 Morton’s and 3 Italian restaurants as of February 23, 2009. The following table provides information with respect to those restaurants:

Morton’s The Steakhouse Restaurants	Date Opened
Arizona
Phoenix	March 1996
Scottsdale	January 1999
California
Anaheim	December 2006
Beverly Hills	October 1992
Burbank (1)	November 2002
Los Angeles (Downtown)	November 2001
Palm Desert	January 1994
Sacramento (2)	May 1993
San Diego	April 1997
San Francisco	November 1994
San Jose	February 2007
Santa Ana/Costa Mesa	November 2001
Woodland Hills (1)	December 2007
Colorado
Denver (Downtown)	March 1995
Denver (Tech Center)	March 2000
Connecticut
Hartford	September 2000
Stamford	February 1998
Florida
Boca Raton	August 1999
Coral Gables	June 2008
Jacksonville	June 2000
Fort Lauderdale	December 2008
Miami (Downtown)	December 1997
North Miami Beach	July 1998
Orlando	March 1996
Palm Beach	November 1991
Georgia
Atlanta (Buckhead)	March 1994
Atlanta (Downtown)	November 1995
Hawaii
Honolulu	November 2001

Morton’s The Steakhouse Restaurants	Date Opened
Illinois
Chicago (State Street) (3)	December 1978
Chicago (Wacker Place)	February 2005
Naperville	March 2008
Northbrook	September 2006
Rosemont	June 1989
Schaumburg	December 1999
Westchester/Oakbrook	June 1986
Indiana
Indianapolis	November 1999
Kentucky
Louisville	June 2001
Louisiana
New Orleans	December 2000
Maryland
Annapolis	October 2007
Baltimore	August 1997
Bethesda	February 2005
Massachusetts
Boston Backbay	December 1987
Boston Seaport	November 2007
Michigan
Detroit (Southfield)	November 1992
Detroit (Troy)	March 2006
Minnesota
Minneapolis	December 1991
Missouri
St. Louis (Clayton)	December 1993
Nevada
Las Vegas	May 2000
New Jersey
Atlantic City	August 2005
Hackensack	September 2002
New York
Brooklyn	November 2008
Great Neck (Long Island)	October 2000
New York (Midtown Manhattan)	October 1993
White Plains	July 2004
North Carolina
Charlotte (Downtown)	July 1994
Ohio
Cincinnati (4)	August 1991
Cleveland	September 1990
Columbus	April 1991
Oregon
Portland	December 1998
Pennsylvania
King of Prussia	April 2002
Philadelphia	July 1999
Pittsburgh	August 1993

Morton’s The Steakhouse Restaurants	Date Opened
Puerto Rico
San Juan	October 2000
Tennessee
Nashville	January 1999
Texas
Dallas (Downtown)	May 1987
Houston (Galleria)	January 1996
Houston (Downtown)	November 2006
San Antonio	September 1991
Virginia
Arlington	October 2002
Reston	July 2001
Richmond	February 2003
Tysons Corner	November 1990
Washington
Seattle	December 1999
Washington D.C.
Washington (Connecticut Ave.)	January 1997
Washington (Georgetown)	November 1982
Canada
Toronto	September 1998
Vancouver	October 2000
China
Hong Kong (Kowloon)	December 1999
Macau	August 2007
Singapore
Singapore	May 1998

Italian Restaurants	Date Opened
Las Vegas, NV (5)	May 1992
King of Prussia, PA (6)	November 1995
West Las Vegas, NV (6)	December 1998

(1)	Operates under the name “Arnie Morton’s The Steakhouse.”
(2)	Morton’s which was originally opened in May 1993 was closed and a new Morton’s was opened in November 2008.
(3)	Does not have Morton’s private dining Boardroom facilities.
(4)	Morton’s which was originally opened in August 1991 was closed and a new Morton’s was opened in August 2007.
(5)	Bertolini’s which was originally opened on May 1992 was reopened as a new Italian restaurant, Trevi, which was built at this location and opened February 2, 2007.
(6)	Operates under the name “Bertolini’s Authentic Trattorias.”

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

The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. Restaurant managers, many of whom have been promoted from the Company’s restaurant personnel, must complete a training program of typically six to twelve weeks during which they are instructed in areas of restaurant management, including food quality and preparation, guest service, alcoholic beverage service, liquor liability avoidance and employee relations. Restaurant managers are also provided with operations manuals relating to food and beverage preparation and the operation of restaurants. These manuals are designed to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. Generally on a quarterly basis, the Company conducts “Morton’s University,” which is a one week classroom experience for entry level managers that focuses on specific Morton’s expectations, accountability, communication, compliance and development of camaraderie amongst management teams. The Company continually seeks to improve and evolve its training and development processes. The Company holds regular meetings with its restaurant managers, as well as holding its general manager conference and its sales and marketing conference, generally on an annual basis, to discuss sales opportunities, menu items, ongoing training and development of staff and other aspects of effective business management.

The staff for a typical Morton’s consists of one general manager, up to four additional managers and approximately 30 to 90 hourly employees. The staff for a typical Italian restaurant consists of one general manager, up to six additional managers and approximately 40 to 125 hourly employees. Each of the Company’s new hourly employees participates in a training program during which the employee works under the close supervision of restaurant managers. Management believes its culture and employee morale is strong and strives to instill enthusiasm and dedication in the Company’s employees. Corporate and restaurant management regularly meets with employees in each restaurant to solicit employee suggestions concerning restaurant operations and strives to be responsive to employee concerns and suggestions.

The Company devotes considerable attention to managing food, beverage and operating costs. The Company makes extensive use of information technology to provide management with pertinent information on daily revenues and inventory requirements, thus reducing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company’s ability to obtain certain volume-based discounts. In addition, each Morton’s and Italian restaurant has similar menu items and common operating methods, allowing for more effective management operating controls.

Each Morton’s steakhouse employs a full time food and beverage controller who is an in-house purchasing manager from both a quality and control standpoint. The food and beverage controller is responsible for minimizing product losses and ensuring that all products received meet the Company’s high quality standards.

The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and specified reporting requirements. On a daily basis, the Company collects revenue, cost and related information for each restaurant. The Company provides restaurant managers with operating statements for their respective restaurants. Domestic cash and credit card receipts are controlled through daily deposits to local or concentration operating accounts, the balances of which are transferred or deposited to cash concentration accounts. All of the Company’s restaurants utilize the same computerized point of sale system, which provides consistent centralized reporting that is available to both restaurant and corporate management. Information captured by the point of sale system flows to the restaurant accounting system, which allows management to review product sales mix, profit margins, cost of sales data, inventory levels and cash and credit card receipts on a daily basis. Sales are reported daily and reconciled by the accounting department in the Company’s corporate office before they are posted to the accounting system. Cost of sales, inventory and other operating expenses are imported directly from the restaurant accounting system into the general ledger.

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

All of the Company’s Morton’s steakhouses and Italian restaurants utilize OpenTable.com®, a third-party reservation and data management system that allows the Company to recognize and record the preferences of its guests through its shared reservation database. This system enables the Company’s managers to record guest reservations, special requests and any other relevant guest information. Through the OpenTable.com® website or www.mortons.com, www.bertolinis.net and www.trevi-italian.com, the Company’s guests can make reservations online 24 hours a day, seven days a week for all worldwide Morton’s and Italian locations.

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

Marketing

Management believes that the Company’s commitment to providing quality food, hospitality, service and a high level of value at its price point is an effective approach to attracting and maintaining guests. As a part of this approach, there are 13 dedicated sales and marketing employees at the corporate level, 80 dedicated sales and marketing employees at the Company’s Morton’s steakhouses and one dedicated sales and marketing employee at the Company’s Trevi restaurant. The Company utilizes a variety of local and company-wide marketing and public relations techniques intended to maintain and build its guest traffic, maintain and enhance the Morton’s brand image and continually improve and refine its fine-dining steakhouse experience. For example, the Company uses databases to identify its target guests and uses paper and electronic direct mailings to increase their awareness of Morton’s fine-dining steakhouse experience and of its local promotional activities. Morton’s steakhouses also host a number of special events such as wine dinners, opening benefit parties, annual fund raisers and sports theme dinners. During 2006, Klaus Fritsch, the Company’s Vice Chairman and founder, along with the Company, introduced a cookbook titled “Morton’s Steak Bible” and visited more than 40 cities for a nationwide publicity tour, where funds were raised for ProStart, a charity that supports students entering the food service and hospitality industry. Morton’s Steak Bible is available at many fine bookstores throughout the country, in each of the Morton’s steakhouses and at www.mortons.com. During 2007, Morton’s partnered with the American Red Cross on its Women of Spirit campaign, hosting 38 wine dinners throughout the United States, honoring local women in the community and women winemakers and raising approximately $0.2 million for local chapters of the American Red Cross. During 2008, Morton’s celebrated its 30th anniversary by partnering with Make-a-Wish Foundation® on a “30 Wishes for 30 Years” national campaign and raised nearly $0.4 million. Morton’s hosted special events and also undertook various local fund raising initiatives at its restaurants to partner with Make-a-Wish Foundation® and grant wishes for children with life-threatening medical conditions.

In addition, the Company uses various local public relations and marketing consultants and limited airport signage, targeted print advertising and certain other media. In the past the Company has placed, and may continue to place, selected advertisements in periodicals such as Boston Magazine, Chicago Magazine, Los Angeles Magazine and New York Magazine. The Company’s expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 2.2%, 2.2% and 1.9% during fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Competition

The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors vary widely by region. The Company believes that restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant decor and location, name recognition and price. The Company’s restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and other restaurants that are part of regional or national chains. The restaurant business is also impacted by various factors including changes in consumer taste, economic and market conditions, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, product availability and cost increases. For additional information, see “Item 1A. Risk Factors.”

Seasonality

The Company’s business is somewhat seasonal in nature, with revenues generally being less in the third quarter primarily due to reduced summer volume, and revenues generally being higher in the first and fourth fiscal quarters in part due to increased redemption of gift cards and/or certificates and increased usage of Boardrooms and holiday sales, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

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

There is pending and new legislation by certain states and other municipalities relating to nutritional content, nutritional labeling and menu labeling regulations. These laws and regulations have and will continue to require certain of the Company’s restaurant locations to include specified nutritional information on its menu and other materials presented to guests or to otherwise post such information in the Company’s restaurants. The requirements to post nutritional information on the Company’s menus or in the Company’s restaurants could reduce demand for its menu offerings, reduce guest traffic and/or reduce average revenue per guest, which would have an adverse effect on the Company’s revenue. In addition, the Company may incur expenses as a result of its compliance with such legislation including costs relating to menu printing. Compliance may also increase our exposure to litigation or governmental investigations or proceedings relating to the accuracy of the nutritional content information provided. For additional information, see “Item 1A. Risk Factors.”

Employees

As of January 4, 2009, the Company had 4,743 employees, of whom 4,152 were hourly restaurant employees, 470 were salaried restaurant employees engaged in administrative and supervisory capacities and 121 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. With the exception of employees at the Company’s Morton’s steakhouse opening in Mexico in March 2009, none of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

As of January 4, 2009, the Company owned and operated 80 Morton’s steakhouses, including 75 domestic restaurants located in 69 cities across 28 states and San Juan, Puerto Rico, and five international locations (Toronto, Canada; Vancouver, Canada; Hong Kong, China; Macau, China and Singapore).

The information regarding revenues that is reported in the Company’s consolidated statements of operations includes revenues generated from operations in foreign countries of $25.6 million, $22.9 million and $18.6 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The information regarding income before income taxes that is reported in the Company’s consolidated statements of operations includes income before income taxes generated from operations in foreign countries of $0.6 million, $3.1 million and $4.1 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Fiscal 2008 income before income taxes generated from operations in foreign countries includes a non-cash impairment charge of approximately $2.6 million relating to certain long-lived assets. The information regarding property and equipment, net which is reported on the Company’s consolidated balance sheets includes property and equipment, net, in foreign countries of $2.0 million and $3.8 million at the end of fiscal 2008 and fiscal 2007, respectively. The Company’s restaurants operating in foreign countries do not have any purchase commitments. Many parts of the world are currently in a recession and the Company’s management believes that these weak general economic conditions could continue through 2009 and possibly beyond. However, management believes foreign restaurant capital requirements will be funded by the operations of such restaurants for at least the next 12 months. For information regarding the risks associated with foreign operations, see “Government Regulation,” “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For additional information regarding the Company’s revenues, income (loss) before income taxes and property and equipment see “Item 8. Financial Statements and Supplementary Data.”

Available Information

The Company’s most recent Securities and Exchange Commission (“SEC”) filings, including the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports that are filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the SEC’s website, www.sec.gov or through the Company’s website, www.mortons.com. These materials are made available through Morton’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. All such filings are available free of charge. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Information appearing on the Company’s website is not a part of, and is not incorporated by reference in, this Form 10-K.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2008 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Forward-Looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters and (iii) other risks detailed in “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the SEC. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s senior revolving credit facility and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Item 1A.	Risk Factors

Any of the risks described below, as well as any of the other risks described in this Form 10-K, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Recent economic events have adversely impacted our business and results of operations and may continue to do so.

The restaurant industry is affected by macro economic factors, including changes in international, national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, have negatively affected guest traffic and results of operations throughout large segments of our industry, including our segment and our Morton’s and Italian restaurants, and are expected to continue to do so until economic conditions improve. Furthermore, the fine dining segment of the restaurant industry derives a significant portion of their revenues from business customers dining on an expense account and from leisure travelers, and, across all customer categories, from sales of higher margin wine and other alcoholic beverages. Historically, revenues from these customer and product segments have been adversely affected by unfavorable general economic conditions, and this has thus far been the case in the current economic downturn. Accordingly, recent economic events have adversely affected our results of operations. Continued weakness in or a further worsening of the economy, generally and in a number of our markets, could be harmful to our financial position and results of operations and could result in further non-cash impairment or other charges, cause us to reduce the number and frequency of new restaurant openings, slow our re-modeling of existing locations and/or adversely affect our ability to comply with the covenants under our senior revolving credit facility.

Many parts of the world including the United States are currently in a recession and we believe that these weak general economic conditions could continue through 2009 and possibly beyond. The ongoing impacts of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

Additionally, our common stock is currently listed on the NYSE and we are subject to certain NYSE continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

The current industry downturn is negatively impacting our business with significant revenue declines in the fourth quarter of 2008 and an expected worsening of those declines through the first quarter of fiscal 2009.

We had a net loss of $67.7 million in fiscal 2008, including a fourth quarter net loss of $8.1 million, which included after-tax non-cash impairment charges of $70.2 million and $9.5 million, respectively. Revenues declined for the fourth quarter of fiscal 2008 to $93.5 million from $100.5 million for the fourth quarter of fiscal 2007. Revenue trends for the first quarter of fiscal 2009 are expected to be significantly unfavorable when compared to the first quarter of fiscal 2008. Although we believe we will remain in compliance with our financial covenants through fiscal 2009, as a result of this poor business environment, management undertook amending our $115.0 million senior revolving credit facility to revise one of our financial covenants to make it less restrictive. On March 4, 2009, we entered into the fifth amendment to our senior revolving credit facility which, among other things, reduced the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. As of January 4, 2009 and February 23, 2009, we have $60.8 million and $63.3 million, respectively, outstanding under our senior revolving credit facility. The fifth amendment also reduces the annual maximum consolidated capital expenditures permitted and increases interest rates and certain fees payable under the senior revolving credit facility (see Note 8 to our consolidated financial statements). Based on our current projections, we anticipate that we will be in compliance with the financial covenants under the amended senior revolving credit facility throughout fiscal 2009. However, if the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants.

Changing discretionary spending patterns and general economic conditions could reduce our guest traffic and/or average revenue per guest, which would have an adverse effect on our revenues.

Purchases at our restaurants are discretionary for our guests and, therefore, we are susceptible to economic slowdowns. In particular, our Morton’s steakhouses cater primarily to business clientele and local fine-dining guests. We believe that the vast majority of our weekday revenues and a substantial portion of our weekend revenues from these restaurants are derived from business people using expense accounts. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in expense account or other dining by our business clientele. We also believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during periods in which favorable economic conditions prevail. Changes in spending habits as a result of the current economic slowdown and reduction in consumer confidence have reduced our guest traffic, which adversely affected our revenues.

The future performance of the U.S. economy and global economies are uncertain and are directly affected by numerous global and national political and other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, international, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

You should not rely on past increases in our average restaurant revenues or our comparable revenues as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average restaurant revenues and comparable revenues, including, among other factors:

•	our ability to execute our business strategy effectively;

•	competition;

•	consumer trends;

•	introduction of new menu items; and

•	general international, national, regional and local economic conditions.

Our average restaurant revenues and comparable revenues may not increase at rates achieved over the past several years. Changes in our average restaurant revenues and comparable revenues could cause our results of operations and the price of our common stock to fluctuate substantially.

Our results of operations and revenues could be adversely affected by the inability to open new restaurants within anticipated time periods and budgets.

There are a number of factors which may impact the amount of time and money required for the development and construction of new restaurants, including but not limited to, delays by the landlord, shortages of skilled labor, labor disputes, shortages of materials, delays with obtaining permits, local government regulations and weather interference.

Our continued growth depends on our ability to open new restaurants and operate new restaurants profitably.

A substantial majority of our historical growth has been due to opening new restaurants. When comparing fiscal 2008 to fiscal 2007, revenues due to the opening of nine new restaurants (four in fiscal 2008 and five in fiscal 2007) represented 6.2% growth compared to total growth in revenues of 0.2%. We experienced growth of 4.0%, 3.6% and 1.8% in our total revenues in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, attributable to the revenues from our new restaurants opened in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, compared to total growth in revenues of 0.2%, 9.9% and 7.1% in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Our ability to open new restaurants is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with capital expenditure restrictions set forth in our senior revolving credit facility;

•	comply with applicable zoning, land use and environmental regulations;

•	raise, borrow or have available an adequate amount of money for construction and opening costs;

•	hire, train and retain the skilled management and other employees necessary to meet staffing needs in a timely manner;

•	obtain, for an acceptable cost, required permits and approvals;

•	successfully promote our new restaurants and compete in the markets in which our new restaurants are located;

•	efficiently manage the amount of time and money used to build and open each new restaurant;

•	address general economic conditions and conditions specific to the restaurant industry; and

•	open additional restaurants within anticipated time periods and budgets.

We are reviewing additional sites for potential future Morton’s steakhouses. Typically, there has been a “ramp-up” period of one to two years before we expect a new Morton’s steakhouse to achieve our targeted level of performance. This “ramp-up” period, however, could be longer if the weak economic environment continues. The delay in achieving our targeted level of performance is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants such as lack of market familiarity and acceptance when we enter new markets and unavailability of experienced staff.

We may not be able to attract enough guests to new restaurants because potential guests may be unfamiliar with our restaurants or the atmosphere or the menus of our restaurants might not appeal to them. As a result, the operating results generated at new restaurants may not equal the operating results generated at any of our existing restaurants. The restaurants may even operate at a loss, which could have a significant adverse effect on our overall operating results. In addition, opening a new restaurant in an existing market could reduce the revenue of our existing restaurants in that market.

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

Additionally, on March 4, 2009, we entered into the fifth amendment to our senior revolving credit facility reducing the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. The amendment also reduces the annual maximum consolidated capital expenditures permitted. The reduction in borrowing capacity and permitted capital expenditures could adversely impact our ability to open new restaurants.

Our results of operations could be adversely affected by the new lease for our new Italian restaurant, Trevi.

During January 2006, we signed a new long-term lease with respect to our then-existing Bertolini’s restaurant located in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovation and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. The rent under the new lease for Trevi is substantially higher than the rent under the previous lease. We may not be able to offset all or any part of this increase in rent through operational measures. The revenue and income from operations generated at the newly renovated restaurant may not equal the revenue and income from operations generated at the previous restaurant. Additionally, revenue and income from operations may be adversely affected due to a downturn in traffic in Las Vegas, including the convention business, if the weak economic environment continues. Revenues relating to our Italian restaurant in Las Vegas, Nevada increased $0.4 million when comparing fiscal 2008 (restaurant open 53 weeks) to fiscal 2007 (restaurant was open 47 weeks).

Our restaurants may not be able to compete successfully with other restaurants and, as a result, we may not achieve our projected revenue and profitability targets.

If our restaurants are unable to compete successfully with other restaurants in new and/or existing markets, we may not achieve our projected or historical revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. We compete with national and regional restaurant chains and independently owned restaurants for guests, restaurant locations and qualified management and other restaurant staff. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the markets where our restaurants are located or are planned to be located. Our inability to compete successfully with other restaurants may force us to close one or more of our restaurants. We closed one Morton’s steakhouse in fiscal 2002 and two Morton’s steakhouses in fiscal 2003. We closed our Morton’s steakhouse in Kansas City during fiscal November 2008 and our Morton’s steakhouse in Charlotte (SouthPark) during fiscal December 2008 and may close other restaurants in the future. We closed our Bertolini’s restaurant in Indianapolis, Indiana during fiscal March 2008. Closing a restaurant would reduce our revenues, and could subject us to construction and other costs including but not limited to severance, legal costs and the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for remaining future lease obligations. Closing a restaurant could also adversely affect our reputation, brand or competitive position.

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

Our competitors have opened many upscale steakhouses in recent years and a key element of our strategy is to open new steakhouses in both new and existing markets. If we overestimate demand for Morton’s steakhouses or underestimate the popularity of our competitors’ restaurants, we may be unable to realize anticipated revenues from new steakhouses. Similarly, if one or more of our competitors open new restaurants in any of our existing or anticipated markets, revenues in our steakhouses may be lower than we expect. Any unanticipated slowdown in demand in any of our restaurants due to industry growth or other factors could reduce our revenues and results of operations, which could cause the price of our common stock to decline substantially.

Restaurant companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

Our results of operations and liquidity may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or guests. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time and we are also a defendant in a number of pending lawsuits alleging violations of various state and federal wage and hour laws regarding employee meal deductions, the sharing of tips amongst certain employees and failure to pay for all hours worked. We may incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating our business and decrease the cash available for other uses, and may require us to make additional borrowings under our senior revolving credit facility. See “Item 3. Legal Proceedings.”

Litigation concerning food quality, health and other issues could impact our results of operations or require us to incur additional liabilities or cause guests to avoid our restaurants.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws regarding workplace and employment, discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our financial condition, results of operations and liquidity. Adverse publicity resulting from these claims may negatively impact sales at one or more of our restaurants.

Restaurants outside the United States expose us to uncertain conditions and other risks in international markets.

We own and operate Morton’s steakhouses in Hong Kong, Macau, Singapore, Toronto and Vancouver. We also entered into a joint venture agreement to open a restaurant in Mexico in fiscal 2009. We face and will continue to face substantial risks associated with having foreign restaurants, including: economic or political instability, restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriations, and the imposition of trade restrictions. These risks could have a significant impact on our international restaurants. Also, our restaurants outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, and potentially adverse tax consequences. We are also exposed to foreign currency exchange rate risk with respect to our revenues, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We have not used instruments to hedge certain foreign currency risks and are not protected against foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

Taxing authorities may select to audit our international, federal, state and/or local tax returns from time to time, which may result in tax assessments and penalties that could have an adverse affect on our results of operations and financial condition.

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

We purchase large quantities of beef, particularly USDA prime aged beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 46%, 48% and 47% of our Morton’s food and beverage costs during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The market for USDA prime aged beef is particularly volatile. For example, increased demand in late 2003 and in 2004 and the impact of diminished prime grading in the spring of 2007, resulted in shortages of USDA prime aged beef, requiring us to pay significantly higher prices for the USDA prime aged beef we purchased during these periods. Because Morton’s steakhouses feature USDA prime aged beef, we generally would expect to purchase USDA prime aged beef even if the price increased significantly. If prices for the types of beef we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease, perhaps materially. If certain kinds of beef become unavailable for us to purchase, our revenues could decrease as well.

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

Increases in the minimum wage could increase our labor costs. For example, under the Federal Minimum Wage Act of 2007, on July 24, 2008, the federal minimum wage increased from $5.85 per hour to $6.55 per hour and on July 24, 2009, the federal minimum wage will increase to $7.25 per hour. In addition, certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. If we are unable to offset the increased labor costs by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations.

Our operating results may fluctuate significantly due to the seasonality of our business and these fluctuations make it more difficult for us to predict accurately and address in a timely manner, factors that may have a negative impact on our business.

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

Negative factors or publicity surrounding our restaurants or the consumption of beef generally could adversely affect consumer taste, which could reduce sales in one or more of our restaurants and make our brand less valuable.

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

We may incur additional costs or liabilities and lose revenues impacting operating results as a result of litigation and government regulation affecting the operation of our restaurants.

Our business is subject to extensive federal, state, local and foreign government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters.

There is pending and new legislation by certain states and other municipalities relating to nutritional content, nutritional labeling and menu labeling regulations. These laws and regulations have required and will continue to require certain of our restaurant locations to include specified nutritional information on our menu and other materials presented to guests or to otherwise post such information in the restaurants. The requirements to post nutritional information on our menus or in our restaurants could reduce demand for our menu offerings, reduce guest traffic and/or reduce average revenue per guest, which would have an adverse effect on our revenue. In addition, we may incur expenses as a result of our compliance with such laws and regulations including costs relating to menu printing. Compliance may also increase our exposure to litigation or governmental investigations or proceedings.

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

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations. As an example, because we have a significant number of restaurants located in various states, including eleven in California, eight in Florida and seven in Illinois as of February 23, 2009, regulatory changes in these states could have a disproportionate impact on our business. See “Item 1. Business—Government Regulation” for a discussion of certain regulations affecting our business.

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

Rent expense incurred under our operating leases account for a significant portion of our operating expenses. For example, total rental expenses, including additional rental payments based on sales at some of our restaurants, under operating leases were approximately $27.5 million (7.8% of our revenues), $24.8 million (7.0% of our revenues) and $23.5 million (7.3% of our revenues) for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In addition, as of January 4, 2009, we were a party to operating leases requiring future minimum lease payments aggregating approximately $141.0 million through fiscal 2013 and approximately $196.6 million thereafter. We expect that new restaurants we open will typically be leased by us under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse affect on us. In certain circumstances we have sought to renegotiate the terms of our leases. Our actions could result in the landlords claiming a default by us, terminating our leases and enforcing their rights as landlord under the terms of our leases. Any of these actions could result in litigation, delays and additional costs, which could have a material adverse impact on our business.

Our level of indebtedness may adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

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

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts due under our senior revolving credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness, including our senior revolving credit facility, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt, sell assets or borrow more money. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior revolving credit facility, may restrict us from adopting any of these alternatives.

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

In February 2006, we entered into a senior revolving credit facility with a syndicate of financial institutions including affiliates of certain of the underwriters in the IPO. We have subsequently amended our senior revolving credit facility. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. The credit agreement is secured by substantially all of our present and future domestic subsidiaries’ assets and contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

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

In addition, we are exposed to market risk related to changes in interest rates because our senior revolving credit facility carries a floating rate of interest. Accordingly, our results of operations may be adversely affected by changes in interest rates. Assuming a 10% increase in the interest rate on our $75.0 million senior revolving credit facility, if the entire amount available under the facility were drawn, interest expense would increase by approximately $0.3 million over the course of 12 months.

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

Reporting obligations as a public company and our anticipated growth have placed and are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting by the time this annual report for fiscal 2008 is due and thereafter, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act or NYSE rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. In connection with the preparation of our Annual Report on Form 10-K for fiscal 2008, an evaluation of the effectiveness of internal controls and procedures over financial reporting (as defined under the SEC rules) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. The evaluation was carried out using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 4, 2009, the Company’s internal controls and procedures over financial reporting were effective based on those criteria. No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended January 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, there can be no assurance that we will not discover any material weaknesses or deficiencies in our internal controls, including our internal controls over financial reporting and our disclosure controls and procedures, which could subject us to regulatory scrutiny and a loss of public confidence and could have a material adverse effect on our business and our stock price.

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

Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2009. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s restaurants are generally located in space leased by its subsidiaries. The Company’s remaining restaurant lease terms range from one to 33 years. The Company’s leases typically provide for renewal options for terms ranging from five years to 15 years. Restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues. Generally, leases are “net leases” that require the Company’s subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company’s subsidiaries is a party to the lease, and performance is guaranteed by another one of its subsidiaries for a portion of the lease term. See Note 13 to the Company’s consolidated financial statements. Many of the Company’s current leases are non-cancelable. If the Company closes a restaurant, it generally remains committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. The Company’s obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on the Company’s business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. As of February 23, 2009, the Company operated six restaurants on properties which it owned and operated 77 restaurants on leased properties.

The Company leases its executive offices in approximately 23,300 square feet in Chicago, Illinois. On January 2, 2009, the Company closed its office in New Hyde Park, New York. See Note 3(d) to the Company’s consolidated financial statements. Management believes that the Company’s current office and operating space is suitable and adequate for its intended purposes.

See “Item 1. Business—Restaurant Locations” for additional information about the Company’s restaurant properties.

Item 3.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts, Florida and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York and Illinois arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached and in September 2008 a settlement agreement was entered into by the parties to resolve both arbitrations. The settlement is subject to final closing and court approval. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted 78 claimants to consolidate their arbitrations into one action and proceed as a collective action. In July 2008 a joint stipulation of settlement and release was entered into by the parties and in September 2008, court approval was obtained resolving this matter with the exception of one remaining claimant. The second New York arbitration was filed in October 2006 and contains similar allegations as the first New York arbitration. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. The Company has moved to vacate that decision. In December 2008, an agreement was reached to resolve this matter. A joint stipulation of settlement and release was entered into by the parties in February 2009. The settlement is subject to final closing and court approval. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration. In June 2008, a joint stipulation of settlement and release was reached and in December 2008 court approval was obtained resolving this matter.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. The arbitrator has ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal has been denied. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. The plaintiffs in the individual arbitration have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The claimants in Massachusetts and Illinois have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

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

As of February 23, 2009, there were 16,597,870 shares of the Company’s common stock outstanding held by approximately 187 holders of record.

The following table sets forth, for the periods indicated, the highest and lowest sales prices for the Company’s common stock, as reported by the NYSE.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$9.41	$6.54	$20.82	$16.00
Second Quarter	$8.70	$6.67	$18.79	$15.21
Third Quarter	$7.91	$5.02	$20.82	$14.81
Fourth Quarter	$5.18	$1.75	$17.50	$8.75

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

The information under the principal heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, to be filed with the SEC (the “Company’s 2009 Proxy Statement”), is incorporated herein by reference.

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6.0 million of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6.0 million of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10.0 million of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During fiscal 2008, the Company purchased 1,232,000 shares of its common stock for an aggregate purchase price of approximately $9.4 million. During the three month period ended January 4, 2009, the Company did not purchase shares of its common stock.

Item 6.	Selected Financial Data

The following table contains selected consolidated historical financial data for fiscal 2008, 2007, 2006, 2005 and 2004. The selected financial data for fiscal 2008, 2007, 2006, 2005 and 2004 have been derived from audited consolidated historical financial statements. Audited consolidated statement of operations data for fiscal 2008, 2007 and 2006 and audited consolidated balance sheet data at the end of fiscal 2008 and 2007 are included in “Item 8. Financial Statements and Supplementary Data.” The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and the notes thereto.

The Company was incorporated in Delaware on October 3, 1988, was acquired by MHCI on June 4, 2004 and, from June 4, 2004 until February 14, 2006, was a wholly-owned subsidiary of MHCI. On February 14, 2006, in connection with the Company’s IPO, MHCI was merged with and into the Company, with the Company as the surviving corporation. MHCI was a holding company with no independent operations except that MHCI was the issuer of the 14.0% senior secured notes, which were repaid in connection with the closing of the IPO. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” the merger of MHCI into the Company in connection with the IPO represented a merger of entities under common control and, accordingly, the Company recognized MHCI’s assets and liabilities at their carrying amounts. Additionally in accordance with SFAS No. 141, the consolidated financial statements are presented as if MHCI was merged with and into MRG at the beginning of fiscal 2004.

We use a 52/53 week fiscal year that ends on the Sunday closest to January 1. In this Form 10-K, we sometimes refer to the fiscal years ended January 4, 2009, December 30, 2007, December 31, 2006, January 1, 2006 and January 2, 2005 as fiscal 2008, fiscal 2007, fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Approximately every six or seven years a 53rd week is added to our fiscal year. Fiscal 2008 consisted of 53 weeks, while fiscal 2007, 2006, 2005 and 2004 each consisted of 52 weeks. As a result, some of the differences in the results of operations between those fiscal years are attributable to the different lengths of the fiscal years.

	Fiscal Year
	2008		2007		2006		2005		2004
	(53 weeks)		(52 weeks)		(52 weeks)		(52 weeks)		(52 weeks)
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$354.5		$353.8		$322.0		$300.7		$276.3
(Loss) income before income taxes	(78.4	)(1)	13.6	(2)	(18.7	)(4)	(4.3	)(5)	4.1	(6)
Net (loss) income	(67.7	)(1)	13.0	(2)(3)	(13.6	)(4)	(4.2	)(5)	(0.7	)(6)
Net (loss) income per share*:
Basic	(4.21)		0.77		(0.84)		(0.42)		(0.07)
Diluted	(4.21)		0.77		(0.84)		(0.42)		(0.07)

Balance Sheet Data (at fiscal year end)
Current assets	$33.2		$38.8		$44.0		$55.2		$40.8
Property and equipment, net	111.2		114.7		90.9		66.5		61.5
Total assets	245.6		310.1		291.2		285.0		267.3
Current liabilities	59.7		64.5		58.5		54.8		39.6
7.5% senior secured notes	—		—		—		93.6		91.7
14.0% senior secured notes, less current maturities	—		—		—		40.0		41.9
Senior revolving credit facility	60.8		44.3		43.8		—		—
Obligations to financial institutions, less current maturities	3.1		3.2		3.3		3.5		6.6
Stockholders’ equity	83.1		158.4		143.8		53.8		58.0

*	In February 2006, the Company and certain selling stockholders completed an IPO of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of the Company’s IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00 per share, 801,950 additional shares of common stock. In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Net (loss) income per share is based on shares of the Company’s common stock and give effect to the 10,098.5 for one stock split that was effected on February 6, 2006 in connection with the IPO as if the split had occurred as of the first day of fiscal 2004.
(1)

Includes non-cash impairment charges of $80.2 million pre-tax, or $70.2 million after-tax, associated with the impairment of goodwill, an intangible asset and other long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). Also includes a charge of $0.9 million pre-tax, or $0.6 million after-tax, relating to the closing of our New York office and two Morton’s steakhouses.

(2)	Includes a pre-tax non-cash impairment charge of $0.9 million for property and equipment at one Morton’s steakhouse.
(3)	Includes a $3.0 million tax benefit associated with amending the Company’s 2004 and 2005 federal tax returns to elect to treat certain of its employee-portion FICA tax payments as income tax credits rather than as current income tax deductions as the Company elected at the time of filing the returns.
(4)	Includes a pre-tax charge of $28.0 million relating to costs associated with the repayment of certain debt, including the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes, a pre-tax charge of $8.4 million associated with the termination of MHLLC’s management agreement with Castle Harlan, Inc. in conjunction with the IPO, a pre-tax charge of $0.5 million which represents a one-time charge relating to the vesting of MHLLC executive common units previously granted to certain employees prior to the IPO and a pre-tax gain of $0.6 million relating to proceeds from business interruption insurance.
(5)	Includes a pre-tax charge of $6.6 million relating to the separation agreement with the Company’s former President and Chief Executive Officer, a pre-tax charge of $0.2 million for costs associated with the repayment of certain debt and a pre-tax gain on the sale of an investment of $0.7 million.
(6)	Includes a pre-tax charge of $0.3 million for costs associated with the repayment of certain debt, a pre-tax gain on insurance proceeds of $1.0 million and a pre-tax gain of $2.8 million relating to proceeds from business interruption insurance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Item 1. Business—Forward-Looking Statements.” Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

We use a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. We sometimes refer to the fiscal years ended January 4, 2009, December 30, 2007 and December 31, 2006 as fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Fiscal 2008 consisted of 53 weeks. Fiscal 2007 and fiscal 2006 each consisted of 52 weeks.

Company Background

As of February 23, 2009, with 80 Morton’s steakhouses, we were the world’s largest owner and operator of company-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. In 1978, we opened the original Morton’s in downtown Chicago, and since then have expanded, as of February 23, 2009, to 80 Morton’s steakhouses, including 75 domestic restaurants located in 69 cities across 28 states and San Juan, Puerto Rico, along with two restaurants in Canada, two in China and one in Singapore. We own and operate all of our restaurants and we do not have any franchisees. During fiscal 2009 we will open and operate a restaurant in Mexico City through a joint venture structure. We also own and operate three Italian restaurants, located in two cities. During January 2006, we signed a new long-term lease with respect to our then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovation and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. Trevi features café dining with elaborate street lamps surrounding a fountain and a walk-up gelato/espresso bar. The menu features classic Italian favorites and a selection of new dishes. Our other two Italian restaurants operate under the name Bertolini’s.

Our Morton’s steakhouses offer premium quality steak, featuring USDA prime aged beef in the United States, fresh fish, lobster and chicken, complemented by a fully stocked bar and an extensive premium wine list that offers approximately 200 selections in all restaurants and a broader list of approximately 500 wines in selected restaurants. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature both USDA prime aged beef and comparable high quality aged beef. Management believes the high quality non-U.S. aged beef closely mirrors domestic standards and specifications. Our menu, and its tableside presentation by our servers, is designed to highlight our focus on quality while presenting sufficient menu options to appeal to a wide range of taste preferences.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the periods. Significant accounting policies that we employ, including the use of estimates, are presented in the notes to our consolidated financial statements.

Critical accounting estimates involved in applying our accounting policies are those that require us to make assumptions about matters that are highly uncertain at the time the accounting estimate was made or for which different estimates reasonably could have been used for the current period, or policies where changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates, discussed below, pertain to accounting for goodwill and intangible asset, property and equipment, stock-based compensation and income taxes.

Goodwill and Intangible Asset

We account for our goodwill and intangible asset in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, goodwill of approximately $68.4 million and an intangible asset of $92.0 million representing Morton’s trade name were recognized in connection with our acquisition by CHP III that occurred on July 25, 2002. In accordance with SFAS No. 142, goodwill and the trade name, which has an indefinite useful life, are not being amortized. However, both goodwill and the trade name intangible asset are subject to impairment testing annually, or more frequently if indicators of impairment are present, in accordance with SFAS No. 142.

During fiscal 2006, goodwill was reduced by $2.1 million which represents adjustments in purchase accounting as a result of revisions to the estimated tax rates that were used to establish deferred tax liabilities at the date of the Company’s 2002 acquisition. During fiscal 2007, goodwill was reduced by $0.1 million relating to adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the Company’s 2002 acquisition. During fiscal 2008, goodwill was reduced by $0.1 million due to adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the Company’s 2002 acquisition.

In accordance with SFAS No. 142, the impairment evaluation for goodwill is conducted using a two-step process. In the first step, the Company compares the fair value of each restaurant, a reporting unit, to its carrying amount, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the reporting unit goodwill and an impairment charge is recorded for the excess carrying value.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The assumptions used in the estimate of fair value are generally based on the past performance of each reporting unit and the intangible asset, and also reflect the projections and assumptions that are inherent in our current operating plans. These assumptions, particularly in the current economic environment, are subject to change as a result of changing economic and competitive conditions.

For the third quarter of fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets, including goodwill, its other intangible asset and other long-lived assets such as property, equipment and smallwares, was required. The indicators that triggered the interim impairment test included the Company’s continued low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment, we determined that the goodwill and the intangible asset were impaired. As a result, we recorded estimated non-cash impairment charges in the amounts of $44.0 million and $6.0 million related to goodwill and the intangible asset (trade name), respectively, during the third quarter of fiscal 2008. We completed the fair value allocation process necessary to determine the impairment of goodwill during the fourth quarter of fiscal 2008 and also performed our annual impairment test and recorded an additional charge of $8.1 million. These charges were measured and recognized following the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets.”

Property and Equipment

We assess recoverability of property and equipment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that we review our property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we assess the recoverability of our restaurant assets by estimating the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Furthermore, our accounting estimates may change from period to period as conditions impacting our business change, and this could materially impact our results in future periods. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, exchange rates and capital spending.

For the third quarter of fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets, including long-lived assets, such as property, plant and equipment and smallwares, was required. The indicators that triggered the interim impairment test included the Company’s continued low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment, it was determined that certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) were impaired. Accordingly, the Company recorded a non-cash impairment charge of $19.8 million relating to certain long-lived assets during the third quarter of fiscal 2008. Additionally, during the fourth quarter of fiscal 2008, the Company recorded a non-cash impairment charge of $2.3 million relating to the impairment of certain long-lived assets.

The evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the identification of the asset group at the lowest level of independent cash flows and the primary asset of the group; and long-range forecasts of revenue, reflecting management’s assessment of general economic and industry conditions, operating income, depreciation and amortization and working capital requirements.

Due to the inherent uncertainty involved in making these estimates, particularly in the current economic environment, actual results could differ from those estimates. In addition, changes in the underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

Due to the decline in the Company’s market capitalization and the uncertain economic environment within the restaurant industry, the Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted. The Company provides no assurance that material impairment charges of long-lived assets will not occur in future periods.

Stock-based Compensation

Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. In accordance with the provisions of SFAS No. 123(R), the fair value of restricted shares granted to employees is measured at the grant date and is recognized as an expense, net of estimated forfeitures, over the vesting period of the grant. Estimated forfeitures are calculated based on historical employee turnover ratios for certain classes of employees. At the end of each quarter, estimated forfeiture rates are evaluated for reasonableness based on the actual turnover ratio in the period and any changes in the estimate, if necessary, are recorded in the current period.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under SFAS No. 109, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Income taxes are one of our critical accounting policies as they require estimates that involve a certain degree of judgment. These estimates and judgments relate to a variety of factors including the interpretation of complex tax laws and regulations in the multiple jurisdictions in which we operate, the recoverability of deferred tax assets and the identification and evaluation of uncertain tax positions.

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We base our estimates of future taxable income on our operating plans and projections. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, marketing spending, exchange rates and capital spending. We establish reserves for uncertain tax positions based on our evaluation of relevant tax laws and regulations and our assessment of the strength of the technical merits of our position.

Results of Operations

Fiscal Year Ended January 4, 2009 (53 weeks) Compared to Fiscal Year Ended December 30, 2007 (52 weeks)

Our net loss for fiscal 2008 was $67.7 million compared to net income of $13.0 million for fiscal 2007. The change is primarily due to non-cash impairment charges of $80.2 million and lease exiting and related costs of $0.9 million, as well as an increase in restaurant operating expenses partially offset by the impact of new restaurants, as discussed below. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2008 and fiscal 2007. For purposes of this discussion, our Italian restaurants refer to our Bertolini’s and Trevi restaurants.

Our revenues and results have been pressured by the uncertain macroeconomic environment particularly in the United States as well as industry headwinds, which have impacted guest traffic throughout the industry. Negative comparable restaurant revenues adversely impacted earnings due to the deleveraging on the fixed cost base. We expect these economic conditions to impact our results through fiscal 2009 and possibly beyond. As a result, we could incur a net loss during the quarters of fiscal 2009.

Revenues increased $0.7 million, or 0.2%, to $354.5 million for fiscal 2008 from $353.8 million for fiscal 2007. Revenues increased $20.0 million due to the opening of nine new restaurants (four in fiscal 2008 and five in fiscal 2007). Revenues relating to Trevi, our Italian restaurant in Las Vegas, Nevada, increased $0.4 million when comparing fiscal 2008 (restaurant was open 53 weeks) to fiscal 2007 (restaurant was open 47 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant and reopened as Trevi on February 2, 2007. Revenues decreased $16.6 million, or 5.2%, due to a decrease in revenues from comparable restaurants. Due to a fiscal calendar shift, the first quarter of fiscal 2008 included New Year’s Eve’s (December 31, 2007) revenue, which was not included in the first quarter of fiscal 2007. Excluding the first day of both fiscal years and the 53rd week from fiscal 2008, Morton’s comparable restaurant revenues would have decreased 7.6% for fiscal 2008. Revenues decreased $1.6 million due to the temporary closing of our Morton’s steakhouse in Beverly Hills, California from June 1, 2008 to September 10, 2008. Revenues decreased $1.5 million due to the closing of our Bertolini’s restaurant in Indianapolis, Indiana in March 2008. Revenues decreased $0.5 million due to the closing of our Morton’s steakhouse in Kansas City, Missouri in fiscal November 2008. Revenues decreased $0.6 million due to a decrease in revenues from our two Bertolini’s restaurants.

Revenues increased as a result of increased gift card breakage income of $1.1 million. We updated our analysis of historical redemptions of gift cards and changed our estimate to record gift card breakage income 36 months after the date of issuance for all gift cards that have not been redeemed. Prior to this change, we recognized breakage income on outstanding gift cards 48 months after issuance. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” we recorded a cumulative adjustment of $1.9 million related to this change in estimate, which is included in revenues in fiscal 2008. During the first quarter of fiscal 2007, the Company recognized breakage income of $0.7 million from a legacy gift certificate program, after it was determined that the redemption of these certificates was remote based on objective and reliable historical evidence. No such breakage income from the gift certificates was recorded in fiscal 2008.

Average revenue per restaurant open all of either period being compared decreased 1.8%. Average revenue per restaurant open all of either period being compared, excluding Trevi, decreased 3.4%. Revenues for fiscal 2008 also reflect the impact of aggregate menu price increases of approximately 2.0% in June 2007, 1.5% in December 2007, 1.0% in February 2008, 1.5% in July 2008 and 0.8% in October 2008 at our Morton’s steakhouses, the impact of a menu price increase at our Bertolini’s restaurants of approximately 2.0% in April 2007 and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008 and 1.0% in October 2008.

Food and beverage costs decreased $1.6 million, or 1.4%, to $115.4 million for fiscal 2008 from $117.0 million for fiscal 2007. The decrease was primarily due to a decrease in comparable restaurant revenues partially offset by the opening of nine additional restaurants (four in fiscal 2008 and five in fiscal 2007). These costs as a percentage of revenues decreased by 0.5% to 32.6% for fiscal 2008 from 33.1% for fiscal 2007. These decreases were primarily due to the impact of the aggregate menu price increases.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $14.5 million, or 8.6%, to $182.3 million for fiscal 2008 from $167.8 million for fiscal 2007. These increases were primarily due to increased salaries, wages and benefits as well as increased utility costs and rent expense primarily due to the opening of nine additional restaurants (four in fiscal 2008 and five in fiscal 2007). Included in fiscal 2008 and fiscal 2007 is non-cash rent expense recorded in accordance with SFAS No. 13 of $0.1 million and $0.6 million, respectively. Restaurant operating expenses as a percentage of revenues increased 4.0% to

51.4% for fiscal 2008 from 47.4% for fiscal 2007. This increase was primarily due to deleveraging on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $1.0 million, or 19.2%, to $4.3 million for fiscal 2008 from $5.3 million for fiscal 2007. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $2.2 million, or 20.6%, to $12.8 million for fiscal 2008 from $10.6 million for fiscal 2007. The increase in depreciation and amortization relates to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $0.7 million, or 2.5%, to $26.5 million for fiscal 2008 from $27.2 million for fiscal 2007. These costs as a percentage of revenues decreased 0.2% to 7.5% for fiscal 2008 from 7.7% for fiscal 2007. These decreases were in part due to bonuses not being paid for fiscal 2008 and a decrease in certain compliance related professional fees partially offset by increased salary, stock-based compensation and benefit costs. Included in fiscal 2008 and fiscal 2007 are legal expenses primarily related to settlement of certain wage and hour and similar labor claims filed against us of $3.7 million and $3.4 million, respectively.

Marketing and promotional expenses remained consistent at $7.7 million for fiscal 2008 and fiscal 2007. These costs as a percentage of revenues remained consistent at 2.2%.

Non-cash impairment charges of $80.2 million for fiscal 2008 represents non-cash charges associated with the impairment of goodwill, an intangible asset and other long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). The impairment charges were primarily triggered by our continued low market capitalization relative to the book value of our equity, as well as other current market conditions. After performing tests for impairment, it was determined that the goodwill, the other intangible asset and certain long-lived assets were impaired and accordingly we recorded non-cash impairment charges related to these assets in the amounts of $52.1 million, $6.0 million and $22.1 million, respectively. For additional information concerning this charge, see Note 16 to our consolidated financial statements. The non-cash impairment charge of $0.9 million for fiscal 2007 relates to the write-down of property and equipment relating to one Morton’s steakhouse.

Lease exiting and related costs of $0.9 million represent a charge associated with the closing of our New York office and two Morton’s steakhouses. See Note 3 to the Company’s consolidated financial statements.

Interest expense, net decreased $0.8 million, or 22.8%, to $2.8 million for fiscal 2008 from $3.7 million for fiscal 2007. The decrease was due to a decrease in interest rates relating to borrowings under our senior revolving credit facility, partially offset by an increase in borrowings during fiscal 2008 compared to fiscal 2007. Interest income in fiscal 2008 was immaterial. There was no interest income for fiscal 2007.

Provision for income taxes consisted of an income tax benefit of $10.7 million for fiscal 2008 and income tax expense of $0.6 million for fiscal 2007. Our effective tax benefit rate was 13.7% for fiscal 2008. The non-cash impairment charges for goodwill of approximately $52.1 million are not deductible for tax purposes and therefore these charges will have no effect on our taxable income. In connection with the non-cash impairment charge for the intangible asset of $6.0 million, we recorded a deferred tax benefit of approximately $2.2 million to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on our taxable income since we had no tax basis in the intangible asset. In connection with the non-cash impairment charges for certain long-lived assets of approximately $22.1 million, we recorded a deferred tax benefit of approximately $8.2 million. This benefit was partially offset by an income tax charge of approximately $0.4 million due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of our subsidiaries for state and foreign tax benefits, due to the uncertainty of the utilization of these benefits.

Excluding the effects of the non-cash impairment charges of $80.2 million, the establishment of a valuation allowance and miscellaneous charges and benefits, which were recognized on a discrete basis in fiscal 2008, our effective tax benefit rate was approximately (63.0)% for fiscal 2008, which differs from the statutory rate due to deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes. Our effective tax rate of 4.1% for fiscal 2007, differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. Our 2008 effective tax rate differs from our 2007 effective tax rate primarily due to lower taxable income while the level of tax credits generated remained consistent, partially offset by miscellaneous charges and benefits.

Our effective tax rate for the first quarter of fiscal 2009 will be negatively impacted by a significant non-cash charge related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123 (R), “Share-Based Payments.” For the restricted stock awards which vested during the first quarter of fiscal 2009, the stock price at the grant date, which is expensed under GAAP, was significantly higher than the stock price at vesting which determined our tax benefit. As a result, during the first quarter of fiscal 2009, the Company will record a tax charge of $0.7 million to recognize the effect of this differential.

Fiscal Year Ended December 30, 2007 (52 weeks) Compared to Fiscal Year Ended December 31, 2006 (52 weeks)

Our net income for fiscal 2007 was $13.0 million compared to our net loss of $13.6 million for fiscal 2006. The change is due in part to the impact of new restaurants, net of the related food, beverage and operating costs, and a decrease in interest expense partially offset by an increase in general and administrative expenses and a tax benefit related to amending our 2004 and 2005 federal tax returns as discussed below. In addition, during fiscal 2006, in connection with our IPO, we incurred costs associated with the repayment of certain debt and costs associated with the termination of our management agreement aggregating approximately $36.4 million. For purposes of this discussion, when we refer to comparable restaurants we mean Morton’s steakhouses open for all of the two periods being compared.

Revenues increased $31.8 million, or 9.9%, to $353.8 million for fiscal 2007 from $322.0 million for fiscal 2006. Revenues increased $20.9 million due to the opening of nine new restaurants (five in fiscal 2007 and four in fiscal 2006). Revenues increased $7.8 million, or 2.6%, due to an increase in revenues from comparable restaurants. Revenues relating to the Morton’s steakhouse in New Orleans, Louisiana, which was closed from August 28, 2005 to January 12, 2006, increased $0.7 million. Revenues relating to our Italian restaurant in Las Vegas, Nevada increased $1.2 million when comparing fiscal 2007 (restaurant was open 47 weeks) to fiscal 2006 (restaurant was open 37 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant which reopened as Trevi on February 2, 2007. Revenues decreased $0.4 million due to a decrease in revenues from our three Bertolini’s restaurants. Average revenue per restaurant open all of either period being compared increased 2.1%. Revenues for fiscal 2007 also reflect the impact of aggregate menu price increases of approximately 0.5% in February 2006, 0.5% in June 2006, 2.0% in December 2006, 2.0% in June 2007 and 1.5% in December 2007 and the impact of a menu price increase at our Bertolini’s restaurants of approximately 8.0% in February 2006 and 2.0% in April 2007.

Revenues increased as a result of increased gift card breakage income of $1.6 million, including $0.7 million related to expired gift certificates, recorded during the three month period ended April 1, 2007. The Company issues gift cards and/or certificates in the ordinary course of business. Proceeds from gift card and/or certificate sales are recorded as deferred revenue at the time the gift card and/or certificate is sold and are not recognized as revenue until the gift card and/or certificate is redeemed or it is determined that gift card breakage income should be recorded. During fiscal 2007 and fiscal 2006, we recorded gift card breakage income on gift cards not redeemed 48 months after the issuance based on our historical redemption pattern which showed that the likelihood of redemption is remote after this period. The increase in gift card breakage income when comparing fiscal 2006 to fiscal 2007 was due to the fact that the Company started its gift card program during the fourth quarter of fiscal 2002. As a result, during fiscal 2006, the Company only recognized gift card breakage income during the fourth quarter relating to gift cards that were issued in the fourth quarter of fiscal 2002 that were not redeemed 48 months later. During fiscal 2007, the Company recognized gift card breakage income from a full year of gift card issuances during fiscal 2003. In addition, during the first quarter of fiscal 2007, the Company recognized breakage income from a legacy gift certificate program, after it was determined that the redemption of these certificates was remote based on objective and reliable historical evidence. No such breakage income from the gift certificates was recorded in fiscal 2006.

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

The non-cash impairment charge of $0.9 million for fiscal 2007 relates to the write-down of property and equipment relating to one Morton’s steakhouse. There was no such charge for fiscal 2006.

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

Provision for income taxes consisted of an income tax expense of $0.6 million for fiscal 2007 and an income tax benefit of $5.1 million for fiscal 2006. Our effective tax rate of 4.1% for fiscal 2007 differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. In addition, our effective tax rate for fiscal 2007 reflects the effect of amending our 2004 and 2005 federal tax returns to elect to treat certain of our employee-portion FICA tax payments as income tax credits rather than as income tax deductions as we had elected at the time of filing these returns. This resulted in an income tax benefit of approximately $3.0 million. Excluding the effect of this benefit, the Company’s fiscal 2007 effective tax rate approximates 26%. Our effective tax rate of 27.1% for fiscal 2006 differs from the statutory rate due to the recording of additional deferred tax assets relating to FICA and other tax credits, state and local taxes, non-deductible interest and the status of foreign subsidiaries.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs, possibly repurchase our common stock and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the next twelve months, through cash provided by operations and borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case, and we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances could adversely affect our liquidity. The landlord development allowances for the five Morton’s opened in leased premises between December 31, 2007 and February 23, 2009 ranged from approximately $1.0 million to $1.5 million. As of January 4, 2009, we had cash and cash equivalents of $3.5 million compared to $7.0 million as of December 30, 2007.

Working Capital and Cash Flows

As of January 4, 2009 we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities. Cash flows provided by operating activities for fiscal 2008 were $17.5 million, consisting primarily of net income before depreciation, amortization and non-cash impairment charges of $28.1 million offset by a change in deferred income taxes of $12.2 million. Cash flows provided by operating activities for fiscal 2007 were $38.5 million, consisting primarily of a net increase in cash of $28.1 million resulting from income before depreciation, amortization and non-cash impairment, and an increase in accounts payable, accrued expenses and other liabilities of $13.0 million partially offset by a change in deferred income taxes of $2.1 million and a net decrease in cash of $1.6 million resulting from an increase in inventories. Cash flows provided by operating activities for fiscal 2006 were $26.7 million, consisting primarily of a net increase in cash of $23.8 million resulting from income before depreciation, amortization, prepayment penalties associated with the early repayment of debt and the write-off of deferred financing costs and an increase in accounts payable, accrued expenses and other liabilities of $11.9 million partially offset by a change in deferred income taxes of $6.9 million, a net decrease in cash of $1.0 million resulting from an increase in prepaid expenses and other assets and a net decrease in cash of $1.5 million resulting from an increase in inventories.

Investing Activities. Cash flows used in investing activities for fiscal 2008 were $29.1 million due to purchases of property and equipment, which included capital expenditures related to the five Morton’s steakhouses opened during fiscal 2008. Cash flows used in investing activities for fiscal 2007 were $38.2 million due to purchases of property and equipment, which included capital expenditures related to the five Morton’s steakhouses opened during fiscal 2007, the relocation of our Cincinnati, Ohio Morton’s, as well as the one Morton’s steakhouse opened during the first quarter of fiscal 2008. Cash flows used in investing activities for fiscal 2006 were $23.8 million, primarily due to purchases of property and equipment of $28.2 million, which included capital expenditures related to the four Morton’s steakhouses opened during fiscal 2006, and in part, the one Morton’s steakhouse opened during the first quarter of 2007, and the renovation of Trevi, partially offset by proceeds from the sale of marketable securities of $4.2 million.

Financing Activities. Cash flows provided by financing activities for fiscal 2008 were $8.5 million, primarily consisting of net borrowings under our senior revolving credit facility of $16.5 million partially offset by purchases of treasury stock of $9.4 million. Cash flows provided by financing activities for fiscal 2007 were $0.2 million, primarily consisting of net borrowings under our senior revolving credit facility of $0.5 million. Cash flows used in financing activities for fiscal 2006 were $15.8 million, primarily consisting of the repayment of our 7.5% senior secured notes, including a prepayment penalty, of $105.3 million, the repayment of MHCI’s 14.0% senior secured notes, including a prepayment penalty, of $56.8 million and the payment of deferred financing costs related to our senior revolving credit facility of $1.1 million partially offset by proceeds from the issuance of common stock, net of offering costs, of $103.7 million and net borrowings under our senior revolving credit facility of $43.8 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. On March 4, 2009, we entered into the fifth amendment to the senior revolving credit facility reducing the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. As of January 4, 2009, we had outstanding borrowings of approximately $60.8 million under our senior revolving credit facility. As of January 4, 2009, we were in compliance with all of the financial covenants included in the senior revolving credit facility.

All of the $75.0 million senior revolving credit facility is available for letters of credit and up to $5.0 million is available for swingline loans. Subject to customary conditions, including the absence of defaults under the senior revolving credit facility, amounts available under the senior revolving credit facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swingline loans, until the maturity date thereof. The amount of borrowings that we may make under the senior revolving credit facility is reduced by the aggregate amount of our outstanding letters of credit and swingline loans.

Loans under the senior revolving credit facility bear interest, at the borrower’s option, at a rate per annum equal to either: (a) the base rate plus an applicable margin, or (b) the LIBOR rate plus an applicable margin. The base rate is a rate per annum equal to the greater of (i) Wachovia’s prime commercial lending rate as announced from time to time, (ii) the federal funds rate plus 0.50% per annum or (iii) the three month LIBOR rate plus 1.00%. The LIBOR rate is the London Interbank Offered Rate (as quoted on Telerate Page 3750) for corresponding deposits of U.S. dollars for the relevant interest period, as selected by the borrower.

The applicable margin for the senior revolving credit facility is determined quarterly based on our adjusted leverage ratio for the trailing twelve month period calculated from the most recently delivered financial statements. The applicable margin for LIBOR rate loans ranges from 2.500% to 3.500% based on our adjusted leverage ratio and the applicable margin for base rate loans ranges from 1.500% to 2.500%.

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

Under the senior revolving credit facility, we are required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of 5.5:1 until the end of the third quarter of fiscal 2009 and 5.25:1 for the fourth quarter of fiscal 2009 until maturity and a limit on our capital expenditures. Our annual capital expenditures, net of landlord contributions, allowances and abatements are not allowed to exceed $20.0 million for fiscal years 2009 and 2010 and $5.0 million for fiscal year 2011. This covenant also provides for a one year carryforward of unused amounts from the prior fiscal year. Based on our current projections, we anticipate that we will be in compliance with the financial covenants under the amended senior revolving credit facility throughout fiscal 2009. However, if the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants.

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

A global credit market crisis has created a very difficult business environment. These market conditions have generally worsened since October 2008. Our operating performance, as well as our liquidity position, have been and continue to be negatively affected by these economic conditions, many of which are beyond our control. We do not believe that it is likely that these adverse economic conditions, and their effect on the restaurant industry, will improve significantly in the near term.

We plan to manage our business during this time through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. We believe that our cash and cash equivalents, cash flow from operations and funds available under our senior revolving credit facility will be sufficient to meet our working capital and investment requirements through fiscal 2009. If available liquidity is not sufficient to meet our operating and debt service obligations as they come due, management’s plans include reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to meet our cash requirement needs.

Previously Outstanding 7.5% Senior Secured Notes.

On July 7, 2003, we completed a private offering of $105.0 million in aggregate principal amount at maturity of 7.5% senior secured notes due July 1, 2010. The 7.5% senior secured notes were issued at a discount of 15%, resulting in a yield to maturity of 12.005%. On February 14, 2006, in connection with the IPO, we repaid these notes. See Note 6 to our 2008 consolidated financial statements.

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

MHCI’s Previously Outstanding 14.0% Senior Secured Notes.

On June 4, 2004, MHCI completed an offering of $40.0 million of its 14.0% senior secured notes due December 30, 2010. On February 14, 2006, in connection with the IPO, we repaid these notes. See Note 7 to our 2008 consolidated financial statements.

Mortgages.

During 1998 and 1999, certain of our subsidiaries entered into a total of six mortgage loans with GE Capital Franchise Finance aggregating $18.9 million with interest rates ranging from 7.68% to 9.26% per annum, the proceeds of which were used to fund the purchases of land and construction of restaurants. We repaid five of these mortgage loans during fiscal 2003, fiscal 2004 and fiscal 2005. On January 4, 2009 and December 30, 2007, the aggregate outstanding principal balance due on the remaining mortgage loan was approximately $3.2 million and $3.3 million, respectively, of which approximately $0.1 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The remaining mortgage loan outstanding as of January 4, 2009 bears interest at 8.98% and is scheduled to mature in March 2021. As of January 4, 2009, we were in compliance with all of the financial covenants in this mortgage loan.

Restaurant Operating Leases.

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto. See Note 13 to our 2008 consolidated financial statements.

Contractual Commitments.

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of January 4, 2009:

	2009	2010	2011	2012	2013	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$1,502	$1,502	$62,302	$—	$—	$—	$65,306
Mortgage loan with GE Capital Franchise Finance, including interest	435	435	435	435	435	3,156	5,331

Subtotal	1,937	1,937	62,737	435	435	3,156	70,637
Operating leases	26,717	29,416	29,014	28,156	27,656	196,622	337,581
Purchase commitments	4,746	—	—	—	—	—	4,746

Total	$33,400	$31,353	$91,751	$28,591	$28,091	$199,778	$412,964

(a)	Interest is based on borrowings as of January 4, 2009 and interest rates as of February 23, 2009.

Capital Expenditures. During fiscal 2008, our expenditures for fixed assets and related investment costs, plus expensed pre-opening costs, approximated $33.4 million. During fiscal 2008, capital expenditures were reduced by landlord contributions of approximately $5.3 million. We estimate that we will expend up to an aggregate of $16.0 million in fiscal 2009 for fixed assets and related investment costs, including pre-opening costs of approximately $2.7 million, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2009 are expected to be reduced by landlord contributions of approximately $4.2 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2009. We cannot be sure, however, that this will be the case.

Off-Balance Sheet Arrangements

Other than our operating leases, we do not have any off-balance sheet arrangements.

Net Operating Loss Carryforwards

At January 4, 2009, we had various state and foreign income tax net operating loss carryforwards aggregating approximately $2.4 million which are available to reduce taxable income in the relevant jurisdictions through 2028. As of January 4, 2009, we had gross FICA and other tax credits of approximately $22.5 million, which expire in various periods through 2028, and approximately $1.9 million, which do not have an expiration, that are available to reduce income taxes payable in future years. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. We consider the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. See Note 10 to our 2008 consolidated financial statements.

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

The following table sets forth historical, unaudited quarterly revenues for our Morton’s restaurants that were open for the entire period from December 31, 2007 to January 4, 2009 (71 restaurants) and for the entire period from January 1, 2007 to December 30, 2007 (68 restaurants).

Morton’s Comparable Restaurant Revenues

(dollars in thousands)

	2008		2007		2007		2006
	71 restaurants				68 restaurants
	$	%	$	%	$	%	$	%
First Quarter	82,236	27.3	81,531	25.6	77,519	25.6	77,159	26.1
Second Quarter	76,287	25.3	77,737	24.5	74,067	24.4	70,918	24.0
Third Quarter	65,780	21.8	71,136	22.4	68,114	22.5	63,490	21.5
Fourth Quarter	76,967	25.6	87,505	27.5	83,358	27.5	83,695	28.4

	301,270	100.0	317,909	100.0	303,058	100.0	295,262	100.0

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company for periods beginning on or after December 15, 2008. The application of FSP 142-3 will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.” EITF No. 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF No. 08-3 is effective for the Company for periods beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-3 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities effective at the beginning of fiscal year 2008. The provisions of SFAS No. 157 had no impact on the Company’s financial statements. The adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of January 4, 2009, we owned and operated five international restaurants, one each in Hong Kong, China; Macau, China; Singapore; Toronto, Canada; and Vancouver, Canada. The Company has also entered into a joint venture agreement to open a restaurant in Mexico in fiscal 2009. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of January 4, 2009, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of January 4, 2009, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $60.8 million. As a result, a hypothetical 10% fluctuation in interest rates, as of January 4, 2009, would have a $0.2 million, net of taxes, impact on earnings for fiscal 2008.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $5.2 million on earnings for fiscal 2008.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements follow on pages 49 to 83.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Morton’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton’s Restaurant Group, Inc. as of January 4, 2009 and December 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 4, 2009. We also have audited Morton’s Restaurant Group Inc.’s internal control over financial reporting as of January 4, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Morton’s Restaurant Group, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton’s Restaurant Group, Inc. as of January 4, 2009 and December 30, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended January 4, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Morton’s Restaurant Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 4, 2009, based on criteria established in COSO.

KPMG LLP

Chicago, Illinois

March 12, 2009

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 4, 2009 and December 30, 2007

(amounts in thousands)

	January 4, 2009	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$3,460	$7,016
Restricted cash	1,372	—
Accounts receivable	3,832	5,102
Inventories	12,545	13,394
Prepaid expenses and other current assets	4,825	6,560
Income taxes receivable	1,409	1,102
Deferred income taxes, net	5,773	5,578

Total current assets	33,216	38,752

Property and equipment, net	111,211	114,736
Intangible asset	86,000	92,000
Goodwill	6,847	59,101
Deferred income taxes, net	3,814	—
Other assets and deferred expenses, net	4,479	5,494

	$245,567	$310,083

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

January 4, 2009 and December 30, 2007

(amounts in thousands, except share and per share amounts)

	January 4, 2009	December 30, 2007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,678	$13,426
Accrued expenses, including deferred revenue from gift certificates and gift cards of $18,890 and $22,667	46,866	49,919
Current portion of obligation to financial institution	149	136
Accrued income taxes	980	1,031

Total current liabilities	59,673	64,512

Borrowings under senior revolving credit facility	60,800	44,300
Obligation to financial institution, less current maturities	3,057	3,206
Deferred income taxes, net	—	8,336
Joint venture loan payable	2,794	—
Other liabilities	36,138	31,341

Total liabilities	162,462	151,695

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at January 4, 2009 and December 30, 2007, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,013,607 and 16,938,155 issued and 15,781,607 and 16,938,155 outstanding at January 4, 2009 and December 30, 2007, respectively	170	169
Additional paid-in capital	167,773	165,979
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at January 4, 2009 and none at December 30, 2007	(9,395)	—
Accumulated other comprehensive income	234	218
Accumulated deficit	(75,677)	(7,978)

Total stockholders’ equity	83,105	158,388

	$245,567	$310,083

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years ended January 4, 2009, December 30, 2007 and December 31, 2006

(amounts in thousands, except share and per share amounts)

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Revenues	$354,490	$353,825	$321,982

Food and beverage costs	115,430	117,010	106,412
Restaurant operating expenses	182,305	167,816	151,061
Pre-opening costs	4,251	5,262	4,101
Depreciation and amortization	12,785	10,602	7,763
General and administrative expenses	26,541	27,229	23,016
Marketing and promotional expenses	7,680	7,731	6,068
Non-cash impairment charges	80,175	927	—
Lease exiting and related costs	917	—	—
Stock compensation expense associated with initial public offering	—	—	488
Costs associated with the termination of management agreement	—	—	8,400
Management fee paid to related party	—	—	390

Operating (loss) income	(75,594)	17,248	14,283
Costs associated with the repayment of certain debt	—	—	28,003
Interest expense, net	2,844	3,685	4,933

(Loss) income before income taxes	(78,438)	13,563	(18,653)
Income tax (benefit) expense	(10,739)	561	(5,060)

Net (loss) income	$(67,699)	$13,002	$(13,593)

Net (loss) income per share
Basic	$(4.21)	$0.77	$(0.84)
Diluted	$(4.21)	$0.77	$(0.84)

Shares used in computing net (loss) income per share
Basic	16,090,550	16,932,161	16,124,262
Diluted	16,090,550	16,978,777	16,124,262

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal Years ended January 4, 2009, December 30, 2007 and December 31, 2006

(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2006	$—	$101	$60,853	$—	$209	$(7,387)	$53,776
Issuance of common stock in connection with IPO, including tax benefit of $552	—	60	91,502	—	—	—	91,562
Issuance of common stock in connection with underwriters’ exercise of over-allotment	—	8	12,671	—	—	—	12,679
Comprehensive income (loss):
Net loss	—	—	—	—	—	(13,593)	(13,593)
Foreign currency translation adjustments	—	—	—	—	(205)	—	(205)

Total comprehensive income (loss)							(13,798)

Dividend of Wilshire stock	—	—	(1,566)	—	—	—	(1,566)
Vesting of MHLLC units	—	—	488	—	—	—	488
Amortization of restricted stock	—	—	683	—	—	—	683

Balance at December 31, 2006	—	169	164,631	—	4	(20,980)	143,824
Comprehensive income (loss):
Net income	—	—	—	—	—	13,002	13,002
Foreign currency translation adjustments	—	—	—	—	214	—	214

Total comprehensive income (loss)							13,216

Tax adjustment	—	—	(77)	—	—	—	(77)
Tax benefit related to restricted shares vested	—	—	58	—	—	—	58
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(210)	—	—	—	(210)
Amortization of restricted stock	—	—	1,577	—	—	—	1,577

Balance at December 30, 2007	—	169	165,979	—	218	(7,978)	158,388
Comprehensive income (loss):
Net loss	—	—	—	—	—	(67,699)	(67,699)
Foreign currency translation adjustments, net	—	—	—	—	16	—	16

Total comprehensive income (loss)							(67,683)

Purchase of treasury stock	—	—	—	(9,395)	—	—	(9,395)
Restricted shares vested	—	1	(1)	—	—	—	—
Tax benefit related to restricted shares vested	—	—	(58)	—	—	—	(58)
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(149)	—	—	—	(149)
Amortization of restricted stock	—	—	2,002	—	—	—	2,002

Balance at January 4, 2009	$—	$170	$167,773	$(9,395)	$234	$(75,677)	$83,105

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended January 4, 2009, December 30, 2007 and December 31, 2006

(amounts in thousands)

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Cash flows from operating activities:
Net (loss) income	$(67,699)	$13,002	$(13,593)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,785	10,602	7,763
Non-cash impairment charges	80,175	927	—
Amortization of deferred occupancy costs, bond discount and other deferred expenses and stock based compensation	2,857	3,553	2,862
Gain on marketable securities	—	—	(5)
Pre-payment penalties associated with early repayment of 7.5% senior secured notes and 14.0% senior secured notes	—	—	20,833
Write-off of deferred financing costs	—	—	5,951
Deferred income taxes	(12,182)	(2,076)	(6,947)
Change in assets and liabilities:
Accounts receivable	1,254	1,240	(1,284)
Income taxes receivable	(307)	(1,102)	685
Inventories	785	(1,562)	(1,520)
Prepaid expenses and other assets	1,495	1,093	(1,005)
Accounts payable	(1,697)	4,291	1,850
Accrued expenses	(5,034)	4,559	4,290
Other liabilities	5,125	4,129	5,777
Accrued income taxes	(104)	(129)	1,010

Net cash provided by operating activities	17,453	38,527	26,667

Cash flows from investing activities:
Purchases of property and equipment	(29,135)	(38,206)	(28,166)
Proceeds from insurance	—	—	165
Proceeds from sale of marketable securities	—	—	4,175

Net cash used in investing activities	(29,135)	(38,206)	(23,826)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	32,000	11,000	68,500
Payments made on senior revolving credit facility	(15,500)	(10,500)	(24,700)
Repayment of 7.5% senior secured notes, including prepayment penalty	—	—	(105,317)
Repayment of 14.0% senior secured notes, including prepayment penalty	—	—	(56,765)
Principal reduction on obligations to financial institutions	(136)	(125)	(114)
Shares vested and forfeited by employees in lieu of paying minimum income taxes	(149)	(210)	—
Tax benefit related to restricted shares vested during the year	(58)	58	—
Proceeds from issuance of common stock, net of offering costs	—	—	103,689
Payment of deferred financing costs	(188)	—	(1,076)
Purchase of treasury stock	(9,395)	—	—
Increase in restricted cash	(1,422)	—	—
Proceeds from joint venture loan payable	3,321	—	—

Net cash provided by (used in) financing activities	8,473	223	(15,783)

Effect of exchange rate changes on cash	(347)	211	(253)

Net (decrease) increase in cash and cash equivalents	(3,556)	755	(13,195)
Cash and cash equivalents at beginning of period	7,016	6,261	19,456

Cash and cash equivalents at end of period	$3,460	$7,016	$6,261

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 4, 2009, December 30, 2007 and December 31, 2006

(1) Organization and Other Matters

Morton’s Restaurant Group, Inc. and subsidiaries (the “Company”) were until February 14, 2006 direct or indirect wholly-owned subsidiaries of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of Morton’s Restaurant Group, Inc. (“MRG”) on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. MRG was incorporated as a Delaware corporation on October 3, 1988. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized MHCI’s assets and liabilities at their carrying amounts. Additionally in accordance with SFAS No. 141, these consolidated financial statements are presented as if MHCI was merged with and into MRG at the beginning of fiscal 2005. MHCI was a holding company with no independent operations. MHCI’s only significant assets, other than its investment in MRG, were a deferred tax asset and deferred financing fees associated with its 14.0% senior secured notes, which was MHCI’s only significant liability. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share (see Note 11).

The Company is engaged in the business of owning and operating restaurants under the names Morton’s The Steakhouse (“Morton’s”), Trevi (“Trevi”) and Bertolini’s Authentic Trattorias (“Bertolini’s”). As of January 4, 2009, the Company owned and operated 83 restaurants (80 Morton’s and three Italian restaurants (one Trevi and two Bertolini’s)).

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements, which are prepared on a going-concern basis, include the accounts and results of operations of the Company. The Company’s consolidated financial statements also include the accounts of a joint venture in Mexico City, a variable interest entity (“VIE”) of which the Company is the primary beneficiary (see Note 12). Net earnings (loss) are reduced by the portion of earnings applicable to other ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Reporting Period

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2008 consisted of 53 weeks. Fiscal 2007 and fiscal 2006 each consisted of 52 weeks.

(c) Accounts Receivable

Amounts due from credit card processors, which arise when customers pay by credit card, are included in “Accounts receivable” in the Company’s consolidated balance sheets.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(d) Inventories

Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(e) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. In fiscal 2008, fiscal 2007 and fiscal 2006 interest costs capitalized during the construction period for leasehold improvements were approximately $163,000, $311,000 and $245,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives.

(f) Other Assets and Deferred Expenses, Net

Other assets and deferred expenses, net in the accompanying consolidated balance sheets consisted of the following (amounts in thousands):

	January 4, 2009	December 30, 2007
Smallwares	$2,065	$3,038
Deferred financing costs	601	672
Deposits	521	528
Other	1,292	1,256

Total other assets and deferred expenses, net	$4,479	$5,494

As of January 4, 2009 and December 30, 2007, deferred financing costs consisted of the costs associated with the Company’s senior revolving credit facility (see Note 8), which is being amortized over 5 years. Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when initially purchased.

In conjunction with impairment tests during fiscal 2008, the Company recorded non-cash impairment charges of $1,161,000 relating to smallwares (see Note 16).

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(h) Intangible Asset and Goodwill

The intangible asset represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and management believes that it is widely recognized and accepted by consumers in its market as an indication of and recognition of service, value and quality. The intangible asset and goodwill are tested for impairment at least annually (or more frequently if indicators of impairment are present) in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In connection with the adoption of SFAS No. 142, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company currently defines a reporting unit to be an individual restaurant.

SFAS No. 142 requires the Company to perform its assessment of whether goodwill is impaired utilizing a two-step method. In the first step, the Company compares the fair value of each restaurant, a reporting unit, to its carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, in order to measure the amount of impairment loss, the Company must compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

For the third quarter of fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets, including goodwill, other intangible asset and other long-lived assets, was required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment in the third quarter of fiscal 2008, it was determined that goodwill and the intangible asset were impaired. As a result, the Company recorded estimated non-cash impairment charges in the amounts of $44,000,000 and $6,000,000 related to goodwill and the intangible asset, respectively. The Company completed the fair value allocation process necessary to determine the impairment of goodwill and also completed its annual impairment analysis during the fourth quarter of fiscal 2008 and recorded an additional charge of $8,145,000. These charges were measured and recognized following the guidance in SFAS No. 142. The aggregate non-cash impairment charge for goodwill of $52,145,000 is not deductible for tax purposes and therefore this charge will have no effect on the Company’s taxable income. In connection with the recognition of the non-cash impairment charge for the intangible asset of $6,000,000, the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on the Company’s taxable income since the Company has no tax basis in the intangible asset.

During fiscal 2007 and fiscal 2008, goodwill was reduced by $66,000 and $109,000, respectively, which represent adjustments in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the Company’s 2002 acquisition.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(i) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, smallwares and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of long-lived assets is performed at the component level, which is generally an individual restaurant. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

For the third quarter of fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets, including long-lived assets was required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment, it was determined that certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) were impaired. Accordingly, the Company recorded a non-cash impairment charge of approximately $19,778,000 relating to certain long-lived assets for the third quarter of fiscal 2008. During the fourth quarter of fiscal 2008, the Company recorded an additional non-cash impairment charge of $2,252,000 relating to certain long-lived assets. In connection with the recognition of the aggregate non-cash impairment charge for certain long-lived assets of approximately $22,030,000, the Company recorded a deferred tax benefit of approximately $8,209,000. This benefit was partially offset by an income tax charge of approximately $421,000 due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of the Company’s subsidiaries for state and foreign tax benefits, due to the uncertainty of the utilization of these benefits.

During fiscal 2007, the Company considered and analyzed impairment indicators related to property and equipment. Based on its analysis, the Company recorded an impairment charge of $927,000 relating to the property and equipment of one Morton’s steakhouse for which the Company projected negative operating income for fiscal 2008 and later years. For fiscal 2007, with the exception of the restaurant assets subject to that charge, the Company concluded that no other material items recorded in property and equipment were impaired.

(j) Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations included advertising expenses of approximately $1,385,000, $1,439,000 and $1,423,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Advertising costs are expensed as incurred.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(k) Pre-opening costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in “Pre-opening costs” in the accompanying consolidated statements of operations. Pre-opening costs incurred and recorded as expense for fiscal 2008, fiscal 2007 and fiscal 2006 were approximately $4,251,000, $5,262,000 and $4,101,000, respectively.

(l) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Cash paid for interest and income taxes for fiscal 2008, fiscal 2007 and fiscal 2006 were as follows (amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Interest and fees, including amounts capitalized (see Note 2(e))	$2,958	$3,518	$3,909
Income taxes, net of refunds	1,900	3,736	1,110

(m) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill, intangible asset and income taxes. Actual results could differ from those estimates.

(n) Translation of Foreign Currencies

As of January 4, 2009, the Company owned and operated five international locations, one each in Hong Kong, China; Macau, China; Singapore; Toronto, Canada; and Vancouver, Canada. The Company has also entered into a joint venture agreement to open a restaurant in Mexico in fiscal 2009. The financial position and results of operations of the Company’s foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholders’ equity.

(o) Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and equity adjustments from foreign currency translation, net of tax. Comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders’ equity.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(p) Revenue Recognition

Sales from restaurants are recognized as revenue at the point of the delivery of meals and services. Revenues are presented net of sales taxes. Gift cards and/or certificates are sold in the ordinary course of business. Proceeds from gift card and/or certificate issuances are recorded as deferred revenue at the time the gift card and/or certificate is issued and are not recognized as revenue until the gift card and/or certificate is either redeemed or it is determined that the likelihood of redemption is remote and that gift card breakage income should be recorded. The Company also sells gift cards to a third party under an advertising and promotion arrangement.

During fiscal 2008, fiscal 2007 and fiscal 2006, gift card breakage income, which amounted to approximately $3,482,000, $2,209,000 and $544,000, respectively, is included in “Revenues” in the accompanying consolidated statements of operations. The Company estimates and records gift card breakage income based on its historical redemption pattern. The Company monitors its actual patterns of redemption and updates its estimates and assumptions regarding redemption as the actual pattern changes. Based on historical information available in fiscal 2006, the Company determined that redemption 48 months after issuance was remote. Accordingly, the Company recorded gift card breakage income for all gift cards that had not been redeemed 48 months after the date of issuance. During fiscal 2008, the Company updated its analysis of historical gift card redemptions based on the additional data accumulated in fiscal 2007 and fiscal 2008, and changed its estimate to record gift card breakage income 36 months after the date of issuance for all gift cards that have not been redeemed. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the Company recorded a cumulative adjustment of $1,852,000, which is included in gift card breakage income of $3,482,000 recorded in fiscal 2008, representing the effect of this change in accounting estimate. The Company records gift card breakage income relating to gift cards sold to a third party under an advertising and promotion agreement 24 months after the date of issuance when the likelihood of redemption is considered remote.

(q) Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income (loss) per share has been computed by dividing net income (loss) by the shares outstanding. In accordance with SFAS No. 128, basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period, while diluted net income per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. In periods where losses are recorded, potentially dilutive securities would decrease the loss per common share and therefore are not added to the weighted average number of common shares outstanding due to their anti-dilutive effect.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands except share and per share amounts):

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
Net (loss) income available to common stockholders	$(67,699)	$13,002	$(13,593)

Shares:
Weighted average number of common shares outstanding	16,090,550	16,932,161	16,124,262
Dilutive potential common shares	—	46,616	—

Weighted average number of common shares outstanding	16,090,550	16,978,777	16,124,262

Basic net (loss) income per share	$(4.21)	$0.77	$(0.84)

Diluted net (loss) income per share	$(4.21)	$0.77	$(0.84)

Restricted stock of approximately 644,000 shares and 248,000 shares for fiscal 2008 and fiscal 2006, respectively, were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive.

(r) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value. This statement applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Under SFAS No. 141R, all business combinations will be accounted for by applying the acquisition method. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company for periods beginning on or after December 15, 2008. The application of FSP 142-3 will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.” EITF No. 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF No. 08-3 is effective for the Company for periods beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-3 on its consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities effective at the beginning of fiscal year 2008. The provisions of SFAS No. 157 had no impact on the Company’s financial statements. The adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on the Company’s consolidated financial statements.

(s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(3) Restaurant and Other Closings

(a) Certain Weather-Related Restaurant Closures

As a result of the impact of Hurricane Katrina, the Morton’s steakhouse in New Orleans was temporarily closed from August 28, 2005 until January 12, 2006. As of January 1, 2006, the Company had an insurance receivable of $538,000 representing insurance recoveries related to costs incurred from the temporary closing. During fiscal 2006, the Company received insurance proceeds of approximately $645,000 representing insurance recoveries related to costs incurred from the temporary closing of the Morton’s steakhouse in New Orleans. During fiscal 2006, the Company also received and recorded a benefit in “Restaurant operating expenses” in the accompanying consolidated statement of operations of approximately $536,000 representing business interruption insurance recoveries related to the temporary closing of the Morton’s steakhouse in New Orleans.

As a result of the impact of Hurricane Wilma, the Morton’s steakhouses in Boca Raton, Miami, North Miami Beach and Palm Beach, Florida were temporarily closed for an average of 9 days in October 2005. As of January 1, 2006, the Company had an insurance receivable of $235,000 representing insurance recoveries related to costs incurred from the temporary closings. During fiscal 2006, the Company received insurance proceeds of approximately $304,000 representing insurance recoveries related to costs incurred from the temporary closings and property damaged of the Morton’s steakhouses in Boca Raton, Miami, North Miami Beach and Palm Beach, Florida. During fiscal 2006, the Company also received and recorded a benefit in “Restaurant operating expenses” in the accompanying consolidated statement of operations of approximately $133,000 representing business interruption insurance recoveries related to the temporary closings of the Morton’s steakhouses in Boca Raton, Miami, North Miami Beach and Palm Beach, Florida.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

During fiscal 2007 and fiscal 2006, the Company incurred pre-opening expenses and other fixed costs relating to this new lease of $421,000 and $1,082,000, respectively. During fiscal 2008, the Company did not incur any pre-opening expenses and other fixed costs relating to this new lease.

(c) Restaurant Closings

Based on a strategic assessment of trends, during fiscal March 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana. During fiscal November 2008, the Company closed its Morton’s steakhouse in Kansas City, Missouri and in fiscal December 2008, closed its Morton’s steakhouse in Charlotte (SouthPark), North Carolina. In connection with the closing of its Morton’s steakhouse in Charlotte (SouthPark), North Carolina, the Company recorded lease exiting and related costs of approximately $374,000 pre-tax or $223,000 after-tax, representing rent, severance and the write-off of inventory. In connection with the closing of its Morton’s steakhouse in Kansas City, Missouri, the Company recorded a net benefit of approximately $209,000 pre-tax or $124,000 after-tax, representing the reversal of the related deferred rent obligation partially offset by severance and the write-off of inventory. This net benefit is recorded in “Lease exiting and related costs” in the accompanying consolidated statements of operations. There was no such charge related to the closing of the Bertolini’s in Indianapolis, Indiana.

(d) New York Office Closing

During fiscal December 2008, the Company closed its New York Office in New Hyde Park, New York. In connection with the closing of the New York Office, the Company recorded lease exiting and related costs of approximately $752,000 pre-tax or $472,000 after-tax, primarily consisting of the present value of remaining lease payments.

(4) Property and Equipment

The cost and related accumulated depreciation and amortization of major classes of assets as of January 4, 2009 and December 30, 2007 are set forth below (amounts in thousands):

	January 4, 2009	December 30, 2007
Furniture, fixtures and equipment	$29,155	$33,752
Buildings and leasehold improvements	102,598	106,476
Land	8,474	8,474
Construction in progress	2,782	4,191

	143,009	152,893
Less accumulated depreciation and amortization	31,798	38,157

Net property and equipment	$111,211	$114,736

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(5) Accrued Expenses

Accrued expenses as of January 4, 2009 and December 30, 2007 consisted of the following (amounts in thousands):

	January 4, 2009	December 30, 2007
Deferred revenue from gift certificates and gift cards	$18,890	$22,667
Restaurant operating expenses	7,376	6,873
Accrued legal costs	5,047	5,036
Payroll and related taxes	5,041	5,540
Accrued construction costs	3,800	1,701
Sales and use tax	2,582	2,591
Rent and property taxes	1,924	1,635
Current portion of separation agreement	—	2,345
Other	2,206	1,531

Total accrued expenses	$46,866	$49,919

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

(8) Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115,000,000 senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the fifth amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduces the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. In addition, it eliminates the incremental facility of $50,000,000 discussed below. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of January 4, 2009, the Company had outstanding borrowings of approximately $60,800,000 under its senior revolving credit facility. Management believes that the carrying value of outstanding borrowings approximates fair value since interest rates vary with market conditions. As of January 4, 2009, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

As of January 4, 2009, all of the $115,000,000 senior revolving credit facility was available for letters of credit and up to $5,000,000 was available for swingline loans. Under the Fifth Amendment, all of the $75,000,000 senior revolving credit facility is available for letters of credit and up to $5,000,000 is available for swingline loans. Subject to customary conditions, including the absence of defaults under the senior revolving credit facility, amounts available under the senior revolving credit facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swingline loans, until the maturity date thereof. The amount of borrowings that the Company may make under the senior revolving credit facility is reduced by the aggregate amount of the Company’s outstanding letters of credit and swingline loans.

As of January 4, 2009, the senior revolving credit facility also provided the Company with the right to seek to increase the facility by an additional $50,000,000, in the form of either additional revolving loans or term loans, on up to two occasions in a minimum principal amount of $25,000,000 on each occasion, which are referred to as the incremental facility. None of the lenders under the senior revolving credit facility were obligated to provide additional funds under the incremental facility. In addition, the incremental facility was only available if (i) no default or event of default under the senior revolving credit facility has occurred and is continuing at the time of such increase, (ii) the borrower was in pro forma compliance with the financial covenants at the time of such increase and (iii) the administrative agent for the senior revolving credit facility had received certain other documentation from the borrower. The portion of the incremental facility in the form of revolving loans would not have had a shorter maturity or higher interest rate margins or fees than the senior revolving credit facility. The Fifth Amendment eliminates this incremental facility.

Loans under the senior revolving credit facility bear interest, at the borrower’s option, at a rate per annum equal to either: (a) the base rate plus an applicable margin, or (b) the LIBOR rate plus an applicable margin. The base rate was a rate per annum equal to the greater of (i) Wachovia’s prime commercial lending rate as announced from time to time or (ii) the federal funds rate plus 0.50% per annum. Under the Fifth Amendment, the base rate is a rate per annum equal to the greater of (i) Wachovia’s prime commercial lending rate as announced from time to time, (ii) the federal funds rate plus 0.50% per annum or (iii) the three month LIBOR rate plus 1.00%. The LIBOR rate is the London Interbank Offered Rate (as quoted on Telerate Page 3750) for corresponding deposits of U.S. dollars for the relevant interest period, as selected by the borrower.

The applicable margin for the senior revolving credit facility is determined quarterly based on the Company’s adjusted leverage ratio for the trailing twelve month period calculated from the most recently delivered financial statements. As of January 4, 2009, the applicable margin for LIBOR rate loans ranged from 0.625% to 1.000% based on the Company’s adjusted leverage ratio and the applicable margin for base rate loans was 0.000%. Under the Fifth Amendment, the applicable margin for LIBOR rate loans was amended to a range from 2.500% to 3.500% based on the Company’s adjusted leverage ratio and the applicable margin for base rate loans was amended to a range from 1.500% to 2.500%.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

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

Under the senior revolving credit facility, as of January 4, 2009, the Company was required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of 5:1 and a limit on the Company’s capital expenditures. Under the Fifth Amendment, the minimum fixed charge coverage ratio that the Company is required to comply with remains at a minimum of 1.5:1. The maximum adjusted leverage ratio was amended to 5.5:1 until the end of the third quarter of fiscal 2009 and for the fourth quarter of fiscal 2009 through the maturity date to 5.25:1. As of January 4, 2009, the Company’s annual capital expenditures, net of landlord contributions, allowance and abatements were not allowed to exceed $40,000,000 for fiscal year 2009 and $30,000,000 for fiscal years 2010 and 2011. The Company’s annual capital expenditures, net of landlord contributions, allowance and abatements were decreased under the Fifth Amendment and are not allowed to exceed $20,000,000 for fiscal years 2009 and 2010 and $5,000,000 for fiscal year 2011. This covenant also provides for a one year carryforward of unused amounts from the prior fiscal year.

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

As discussed above, the senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business during these adverse economic conditions through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2009. However, if the weak economic environment deteriorates further, or is prolonged, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(9) Obligation to Financial Institution

Obligation to financial institution consisted of the following (amounts in thousands):

	January 4, 2009	December 30, 2007
Mortgage loan with GE Capital Franchise Finance bearing interest at 8.98%; scheduled to mature in March 2021	$3,206	$3,342
Less current portion of obligation to financial institution	149	136

Obligation to financial institution, less current maturities	$3,057	$3,206

Future maturities of the Company’s obligation to financial institution were as follows as of January 4, 2009 (amounts in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Mortgage loan with GE Capital Franchise Finance	$149	$164	$179	$196	$215	$2,303	$3,206

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

(10) Income Taxes

(Loss) income before income taxes for the Company’s domestic and foreign operations were as follows (amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Domestic operations	$(78,021)	$10,234	$(23,186)
Foreign operations	(417)	3,329	4,533

Total	$(78,438)	$13,563	$(18,653)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

Income tax (benefit) expense was comprised of the following (amounts in thousands):

		Fiscal 2008	Fiscal 2007	Fiscal 2006
Federal:	Current	$54	$691	$(235)
	Deferred	(10,062)	(2,027)	(6,933)

		(10,008)	(1,336)	(7,168)
Foreign:	Current	867	1,062	1,426
	Deferred	(50)	(106)	(67)

		817	956	1,359
State and Local:	Current	634	798	694
	Deferred	(2,182)	143	55

		(1,548)	941	749

Income tax (benefit) expense		$(10,739)	$561	$(5,060)

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rates to income before income taxes as a result of the following (amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Computed “expected” tax (benefit) expense	$(27,454)	$4,747	$(6,528)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal income tax effect	(1,100)	379	487
Foreign rate differential	711	25	266
FICA and other tax credits	(1,851)	(1,921)	(1,846)
Change in valuation allowance	319	—	—
Non-deductible interest	—	—	1,849
Change in effective state rate	—	—	638
Adjustment related to amended returns	—	(2,978)	—
Non-cash impairment charges	18,251	—	—
Other, net	385	309	74

	$(10,739)	$561	$(5,060)

The Company’s fiscal 2008 effective income tax benefit rate was 13.7%. The non-cash impairment charges for goodwill of $52,145,000 are not deductible for tax purposes and therefore these charges will have no effect on the Company’s taxable income. In connection with the recognition of the non-cash impairment charge for the intangible asset of $6,000,000, the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset. In connection with the recognition of the non-cash impairment charges for certain long-lived assets of approximately $22,030,000, the Company recorded a deferred tax benefit of approximately $8,209,000. This benefit was partially offset by an income tax charge of approximately $421,000 due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of the Company’s subsidiaries for state and foreign tax benefits, due to the uncertainty of the utilization of these benefits.

The Company’s fiscal 2007 effective tax rate differs from the statutory rate due to the establishment of additional deferred tax assets relating to FICA and other tax credits, state and local taxes and the status of foreign

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

subsidiaries. The Company’s fiscal 2007 effective tax rate differs from its fiscal 2006 effective tax rate due to the fact that during the fourth quarter of fiscal 2007, the Company amended its 2004 and 2005 federal tax returns to elect to treat certain of its employee-portion FICA tax payments as income tax credits rather than as current income tax deductions as it had elected at the time of filing the returns. This resulted in an income tax benefit of approximately $2,978,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at the end of fiscal 2008 and fiscal 2007 are presented below (amounts in thousands):

	January 4, 2009	December 30, 2007
Deferred tax assets:
State and foreign net operating loss carryforwards	$2,407	$2,498
Capital loss carryforwards	11	11
Deferred revenue on gift certificates and gift cards	3,334	3,841
Accrued timing differences	3,392	3,180
Foreign timing differences	622	132
Property and equipment depreciation	6,229	(98)
Deferred rent and start-up amortization	4,700	3,894
FICA and other tax credits	23,796	20,950

Total gross deferred tax assets	44,491	34,408
Less valuation allowance	(2,115)	(1,904)

Net deferred tax assets	42,376	32,504
Deferred tax liabilities:
Intangible asset	32,007	34,128
Smallwares	782	1,134

Total gross deferred tax liabilities	32,789	35,262

Net deferred tax assets (liabilities)	$9,587	$(2,758)

At January 4, 2009, the Company had various state and foreign income tax net operating loss carryforwards, capital loss carryforwards, foreign tax credits and FICA and other tax credits expiring in various periods through 2026, 2010, 2018 and 2028, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses can be carried forward. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Sections 382 and 383 of the Internal Revenue Code limit the amount of pre-IPO federal net operating losses, capital loss carryovers and FICA credits. Generally, the utilization of these attributes will be limited on an annual basis to the value of the acquired business, at the date of ownership change, multiplied by the federal long-term tax-exempt rate at the date of the transaction. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $141,000,000. Federal taxable income for the fiscal year ended January 4, 2009 is estimated to be approximately $3,700,000. The Company assesses the recoverability of its net deferred tax asset based upon the level of historical income and projections of future taxable income. Deferred tax assets arising from capital losses and certain state net operating losses and temporary differences have been fully reserved. Management believes the Company will generate sufficient taxable income to realize its net deferred tax assets as of January 4, 2009.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

During fiscal 2008 and fiscal 2007, goodwill was reduced by $109,000 and $66,000, respectively, as a result of purchase accounting adjustments to a deferred tax asset valuation allowance assumed at the time of the Company’s 2002 acquisition.

Gross FICA and other tax credits of $24,382,000 have been recorded as deferred tax assets by the Company. Included in this amount are credits aggregating $21,519,000 that are for a portion of the employer paid social security taxes on employee cash tips; the remainder of the credits are state credits. All of these credits are available to offset federal and state income tax in future years. These credits must generally be utilized after all net operating loss carryovers are utilized. For FICA credits generated in tax years beginning before 1998, the carryforward period is 15 years. For FICA credits generated in tax years beginning after 1997, the carryforward period is 20 years.

The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1995	$92	2010
1996	1,289	2011
1997	1,333	2012
1998/2008	1,796	2018
1999	1,923	2019
2000	2,379	2020
2004	2,385	2024
2005	2,552	2025
2006	2,814	2026
2007	2,990	2027
2008	2,934	2028

Subtotal	22,487
No expiration	1,895

	$24,382

Since fiscal 2006, the Company has elected to treat approximately $2,566,000 in foreign tax payments as income tax credits rather than current income tax deductions. During fiscal 2008 and fiscal 2007, the Company utilized $1,272,000 and $1,020,000, respectively, of these credits to offset current income taxes payable. The credits expire in 2018. Foreign tax credits are applied first against taxable income before FICA credits. The Company has the option to elect to treat foreign tax payments as current income tax deductions in order to accelerate the use of its FICA credits.

As of January 4, 2009, the Company operates in the foreign jurisdictions of Canada, Singapore, and China. The Company has also entered into a joint venture agreement to open a restaurant in Mexico in fiscal 2009. During fiscal 2008, the Company has recorded a deferred tax liability of approximately $14,000 relating to its Singapore restaurant since the Company plans to repatriate all of its earnings. U.S. deferred taxes on undistributed earnings of $1,764,000 of the Company’s other foreign subsidiaries have not been recognized under the indefinite reversal criterion in Accounting Principles Board (“APB”) Opinion No. 23 because they are considered to be permanently reinvested.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006 and the Company implemented this interpretation as of January 1, 2007. Previously, the Company had accounted for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

Prior to the implementation of FIN 48, the Company had recorded reserves for uncertain tax positions that may become payable in future years as a result of examinations by tax authorities. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. In connection with the implementation of FIN 48, the Company determined that its accounting for uncertain tax positions was consistent with the requirements of FIN 48. The amount of unrecognized tax benefits and the related interest and penalties as of January 4, 2009 was not material to the Company’s consolidated financial statements. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

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

As of January 4, 2009 and December 30, 2007, the authorized capital of MRG consisted of 100,000,000 shares of common stock at $0.01 par value per share with 17,013,607 and 16,938,155 shares of common stock issued and 15,781,607 and 16,938,155 shares of common stock outstanding, respectively, and 30,000,000 shares of preferred stock at $0.01 par value per share with no shares issued or outstanding.

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6,000,000 of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10,000,000 of its common stock. On September 24, 2008, the Company’s Board of Directors approved, and the Company entered into, an additional amendment to the Company’s senior revolving credit facility which provides flexibility for the Company to repurchase up to a maximum of $20,000,000 of the Company’s common stock over the term of the senior revolving credit facility by increasing the existing $10,000,000 cap on such stock repurchases by an additional $10,000,000; however the Company’s Board of Directors has not authorized an increase to the size of the stock repurchase program beyond the previously approved $10,000,000. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During fiscal 2008, the Company purchased 1,232,000 shares of its common stock for an aggregate purchase price of approximately $9,395,000.

During fiscal 2008 and fiscal 2007, 95,050 restricted shares and 48,340 restricted shares, respectively, previously granted to employees vested, of which 19,598 shares and 10,635 shares, respectively, were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company. See Note 15.

On January 4, 2006, the Company purchased from the holders thereof outstanding common stock, warrants to purchase preferred stock and warrants to purchase common stock of Wilshire Restaurant Group, Inc. (“Wilshire”), an affiliate of Castle Harlan. The aggregate purchase price was approximately $1,600,000. Prior to the IPO, the Company dividended these securities, as well as shares of common stock and preferred stock of Wilshire that it purchased in 1999, to MHLLC. MHLLC then transferred a portion of these securities to Wilshire and a portion to affiliates of Castle Harlan, in each case at the same price as the Company paid in the January 4, 2006 purchase. The transfer by MHLLC to affiliates of Castle Harlan was in exchange for cancellation of approximately $1,566,000 of return on capital and accreted preferred yield that the affiliates of Castle Harlan were entitled to receive with respect to their preferred units of MHLLC. The number of preferred units of MHLLC that were cancelled as a result of the transaction was approximately 1,500.

(12) Consolidation of Variable Interest Entity (Joint Venture)

The Company operates a Morton’s Steakhouse in Mexico City, Mexico in which the Company has a variable interest, as defined in FIN 46 (R), “Consolidation of Variable Interest Entities,” as revised, due to the fact that the Company is the primary beneficiary in the VIE. The liabilities recognized as a result of consolidating

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

the VIE do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Included in the consolidated balance sheet as of January 4, 2009, are VIE assets of approximately $2,840,000 comprised primarily of construction in progress of approximately $1,291,000 and restricted cash of $1,372,000. Also included in “Joint venture loan payable” in the consolidated balance sheet as of January 4, 2009, is a VIE liability consisting of a joint venture loan payable with a balance of approximately $2,794,000. This loan represents an advance for future capital needs, which is treated as debt of the joint venture and is repayable without interest. There were no VIE assets or liabilities included in the consolidated balance sheet as of December 30, 2007.

The Company is not involved in any other VIEs.

(13) Operating Leases

The Company’s operations are generally conducted in leased premises. As of January 4, 2009, remaining lease terms range from one to 33 years.

In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are included in “Other liabilities” in the accompanying consolidated balance sheets and the total amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets as a credit to rent expense. As of January 4, 2009 and December 30, 2007, approximately $833,000 and $2,341,000, respectively, of development allowances were due from lessors and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent rental payments based upon a percentage of gross revenues and/or provide for rent deferral during the initial term of such leases. Included in “Other liabilities” in the accompanying consolidated balance sheets at January 4, 2009 and December 30, 2007 are accruals related to such rent deferrals and landlord allowances of approximately $36,138,000 and $31,341,000, respectively. For financial reporting purposes, such leases are accounted for on a straight-line rental basis. The Company recorded non-cash rent expense in accordance with SFAS No. 13 of $112,000, $633,000 and $1,097,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, which is included in “Restaurant operating expenses” in the accompanying consolidated statements of operations.

Future minimum annual rental commitments under the Company’s operating leases are approximately as follows (amounts in thousands):

Fiscal 2009	$26,717
Fiscal 2010	29,416
Fiscal 2011	29,014
Fiscal 2012	28,156
Fiscal 2013	27,656
Fiscal 2014 and thereafter	196,622

Total minimum lease payments	$337,581

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

Contingent rental payments on building leases are made based upon a percentage of gross revenues of the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $1,971,000, $2,229,000 and $2,523,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Rental expense, inclusive of contingent rent, for all such leases was approximately $27,534,000, $24,833,000 and $23,451,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

(14) Employee Subscription Agreements

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

On July 25, 2005, 255,850 common units vested. On December 30, 2005, in connection with the separation agreement the Company entered into with Allen J. Bernstein (see Note 17), 239,588 common units previously granted to Mr. Bernstein vested. In February 2006, the 994,733 MHLLC common units not already vested, vested prior to the IPO. In connection with the vesting of the 994,733 MHLLC common units, the Company recorded compensation expense of approximately $488,000 during February 2006. The MHLLC common units entitled the holder thereof to receive shares of the Company’s common stock in a distribution by MHLLC that was effected prior to the IPO. The distribution of shares of the Company’s common stock to the holders of the MHLLC common units was made using outstanding shares of the Company’s common stock that were owned by MHLLC and therefore did not involve the issuance of new shares of the Company’s common stock. Employees received one share of the Company’s stock for approximately 2.7 MHLLC common units held by them.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

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

(15) Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of January 4, 2009, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During fiscal 2008, fiscal 2007 and fiscal 2006, the Company granted and issued 263,050 shares, 261,050 shares and 251,950 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. The weighted average grant date price for fiscal 2008, fiscal 2007 and fiscal 2006 grants were $8.53, $18.48 and $16.96, respectively.

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan was as follows:

Unvested restricted stock outstanding as of January 1, 2006	—
Granted	251,950
Vested	—
Forfeited by termination	(8,750)

Unvested restricted stock outstanding as of December 31, 2006	243,200
Granted	261,050
Vested	(48,340)
Forfeited by termination	(15,120)

Unvested restricted stock outstanding as of December 30, 2007	440,790
Granted	263,050
Vested	(95,050)
Forfeited by termination	(25,050)

Unvested restricted stock outstanding as of January 4, 2009	583,740

As of January 4, 2009, there were 1,061,870 shares available for grant. In connection with the vesting of shares during fiscal 2008 and fiscal 2007, 19,598 shares and 10,635 shares, respectively, of the 95,050 shares and 48,340 shares, respectively, vested were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company. On January 29, 2009, the Company granted and issued 262,150 shares of restricted stock to certain of its employees pursuant to the equity incentive plan.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

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

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Restaurant operating expenses	$375	$318	$141
General and administrative expenses	1,565	1,211	519
Marketing and promotional expenses	62	48	23

Stock-based compensation expense before income tax benefit	2,002	1,577	683
Income tax benefit	(453)	(585)	(258)

Net compensation expense	$1,549	$992	$425

Stock-based compensation expense, net of related income taxes, resulted in an increase in both basic and diluted net loss per share of $0.10 for fiscal 2008. Stock-based compensation expense, net of related income taxes, resulted in a decrease in both basic and diluted net income per share of $0.06 for fiscal 2007. Stock-based compensation expense, net of related income taxes, resulted in an increase in both basic and diluted net loss per share of $0.03 for fiscal 2006.

As of January 4, 2009, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was $5,923,000, which will be recognized over a weighted average period of approximately 3.1 years.

(16) Non-Cash Impairment Charges

For the third quarter of 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets, including goodwill, other intangible asset and other long-lived assets, was required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment, it was determined that the goodwill, the intangible asset and certain long-lived assets were impaired and the Company accordingly recorded estimated non-cash impairment charges in the amounts of $69,778,000 ($44,000,000 for goodwill, $6,000,000 for the intangible asset and $19,778,000 for certain long-lived assets). The Company completed the fair value allocation process necessary to determine the impairment of goodwill and also completed its annual impairment analysis during the fourth quarter of fiscal 2008 and recorded an additional charge of $8,145,000. Additionally, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge of $2,252,000 relating to certain long-lived assets. These charges were measured and recognized following the guidance in SFAS No. 142 and SFAS No. 144 which require that the carrying value of goodwill, intangible assets and other long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist. The aggregate non-cash impairment

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

charge for the goodwill of $52,145,000 is not deductible for tax purposes and therefore this charge will have no effect on the Company’s taxable income. In connection with the recognition of the non-cash impairment charge for the intangible asset of $6,000,000, the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset. In connection with the recognition of the aggregate non-cash impairment charge for certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) of approximately $22,030,000, the Company recorded a deferred tax benefit of approximately $8,209,000. This benefit was partially offset by an income tax charge of approximately $421,000 due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of the Company’s subsidiaries for state and foreign tax benefits, due to the uncertainty of the utilization of these benefits.

Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each restaurant, a reporting unit, to its carrying value. At the end of the third quarter, management completed a high level valuation of the fair value of our reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of certain reporting units was less than the carrying value. Following this assessment, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. A review of the intangible asset (trade name) was completed and considered in measuring the estimated impairment charge recorded during the third quarter of 2008. As noted previously, the Company completed the fair value allocation process necessary to determine the impairment of goodwill and also performed its annual impairment test during the fourth quarter of fiscal 2008 and recorded an additional charge of $8,145,000.

In addition, as required under SFAS No. 144, an interim impairment test of the Company’s long-lived assets was also performed. Under SFAS No. 144, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss was measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows.

The evaluation of the recoverability of goodwill, intangible asset and long-lived assets requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the identification of the asset group at the lowest level of independent cash flows and the primary asset of the group; and long-range forecasts of revenue, reflecting management’s assessment of general economic and industry conditions, operating income, depreciation and amortization and working capital requirements.

Due to the inherent uncertainty involved in making these estimates, particularly in the current economic environment, actual results could differ from those estimates. In addition, changes in the underlying assumptions would have a significant impact on the conclusion that an asset group’s carrying value is recoverable, or the determination of any impairment charge if it was determined that the asset values were indeed impaired.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

Due to the decline in the Company’s market capitalization and the uncertain economic environment within the restaurant industry, the Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted. The Company provides no assurance that material impairment charges will not occur in future periods.

(17) Employment Agreements

On December 30, 2005, the Company entered into a separation agreement with Allen J. Bernstein, its former President and Chief Executive Officer, in connection with his retirement. The agreement provides that, among other things, Mr. Bernstein is entitled to the following benefits: (i) his annual bonus for 2005 and (ii) a payment of $7,000,000, payable in twelve quarterly installments beginning January 2, 2006. During the fourth quarter of fiscal 2005, the Company recorded a pre-tax charge of $6,625,000 with respect to the present value of payments pursuant to the separation agreement with Mr. Bernstein, as well as other charges related to the separation. As of December 30, 2007, the accrual relating to separation payments due to Mr. Bernstein was $2,345,000 and is included in “Accrued expenses” (see Note 5) in the accompanying consolidated balance sheet. There was no accrual relating to separation payments to Mr. Bernstein as of January 4, 2009.

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

(18) Employee Benefit Plans

Employees of the Company who are over the age of 21 and who have completed six months of service are eligible for voluntary participation in the Morton’s of Chicago Inc. Profit Sharing and Cash Accumulation Plan. Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions paid in fiscal 2008, fiscal 2007 and fiscal 2006 were approximately $917,000, $820,000 and $388,000, respectively.

(19) Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with SFAS No. 5, “Accounting for Contingencies”, and EITF Topic D-77. A liability is recorded in accordance with SFAS No. 5 when the liability is probable and can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under EITF Topic D-77.

Since August 2002, a number of the Company’s current and former employees in New York, California, Massachusetts, Florida and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (California and Massachusetts arbitrations), state and federal (New York and Illinois arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There are two group arbitrations pending in Florida. One is proceeding in Palm Beach as a collective action with approximately 25 claimants. The second is proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached and in September 2008 a settlement agreement was entered into by

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

the parties to resolve both arbitrations. The settlement is subject to final closing and court approval. There are two group arbitrations pending in New York. In the first, the arbitrator has permitted 78 claimants to consolidate their arbitrations into one action and proceed as a collective action. In July 2008 a joint stipulation of settlement and release was entered into by the parties and in September 2008, court approval was obtained resolving this matter with the exception of one remaining claimant. The second New York arbitration was filed in October 2006 and contains similar allegations as the first New York arbitration. There are four named claimants in this arbitration proceeding. The claimants seek to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator has determined that the matter may proceed as a class and has certified a class comprising a group of servers in the New York restaurants. The Company has moved to vacate that decision. In December 2008, an agreement was reached to resolve this matter. A joint stipulation of settlement and release was entered into by the parties in February 2009. The settlement is subject to final closing and court approval. In the case involving Massachusetts state claims only, the arbitrator has ruled that the claimants may proceed as a class, but to date, there are only three people in the class and the arbitrator has ruled that there would be no automatic certification.

In November 2004, current and former employees of the Sacramento, California Morton’s steakhouse commenced a state lawsuit in the Superior Court of the State of California, County of Sacramento, asserting individual, representative and class claims against the Sacramento Morton’s steakhouse and several other Morton’s steakhouses. The plaintiffs asserted claims based on the Company’s alleged failure to provide them with meal and rest periods, and for unlawful tip sharing and unfair competition. The plaintiffs seek restitution of tips, meal and break period compensation and attorneys’ fees. The plaintiffs have not stated the amount of damages they seek. Dismissals with prejudice for all defendants, except the Sacramento Morton’s steakhouse, were granted. The claims against the Sacramento Morton’s steakhouse have been moved to arbitration. In June 2008, a joint stipulation of settlement and release was reached and in December 2008 court approval was obtained resolving this matter.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. The arbitrator has ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal has been denied. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. The plaintiffs in the individual arbitrations have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. We are contesting these matters vigorously. The claimants in Massachusetts and Illinois have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or arbitrator or a settlement could adversely impact the Company’s results of operations in any given period. During the fourth quarters of fiscal 2008 and fiscal 2007, the Company recorded charges of approximately $3,719,000 and $3,412,000, respectively, in connection with certain wage and hour and other labor claims, including the settlements of several such wage and hour and similar labor claims. These charges were included in “general and administrative expenses” in the accompanying consolidated statements of operations.

(20) Related Party Transactions

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

(21) Financial Information about Geographic Areas

As of January 4, 2009, the Company owned and operated 80 Morton’s steakhouses, including 75 domestic restaurants located in 69 cities across 28 states and San Juan, Puerto Rico, and five international locations (Toronto, Canada; Vancouver, Canada; Hong Kong, China; Macau, China and Singapore).

The information regarding revenues that is reported in the Company’s consolidated statements of operations includes revenues generated from operations in foreign countries of approximately $25,595,000, $22,906,000 and $18,589,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The information regarding income before income taxes that is reported in the Company’s consolidated statements of operations includes income before income taxes generated from operations in foreign countries of approximately $574,000, $3,055,000 and $4,107,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Fiscal 2008 income before income taxes generated from operations in foreign countries includes a non-cash impairment charge of approximately $2,557,000 relating to certain long-lived assets. The information regarding property and equipment, net which is reported on the Company’s consolidated balance sheets includes property and equipment, net, in foreign countries of approximately $2,018,000 and $3,772,000 at the end of fiscal 2008 and fiscal 2007, respectively.

(22) Interim Financial Information (unaudited)

The following is a summary of selected quarterly financial data for the fiscal years ended January 4, 2009 and December 30, 2007 (amounts in thousands, except per share information):

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$94,439	$88,708	$77,884	$93,459	$354,490
Operating income (loss)	4,199	2,779	(73,174)	(9,398)	(75,594)
Income (loss) before income taxes	3,450	2,129	(73,911)	(10,106)	(78,438)
Income tax expense (benefit)	1,088	396	(10,187)	(2,036)	(10,739)
Net income (loss)	2,362	1,733	(63,724)	(8,070)	(67,699)
Net income (loss) per share
Basic	0.14	0.11	(4.02)	(0.51)	(4.21)
Diluted	$0.14	$0.11	$(4.02)	$(0.51)	$(4.21)

During the third quarter of fiscal 2008, the Company recorded non-cash impairment charges of $69,778,000 pre-tax or $60,700,000 after-tax (see Note 16). During the fourth quarter of fiscal 2008, the Company recorded a charge of $917,000 pre-tax or $570,000 after-tax associated with the closing of our corporate office in New Hyde Park, NY and two Morton’s steakhouses (see Note 3). During the fourth quarter of fiscal 2008, the Company recorded a charge of approximately $3,719,000 in connection with certain wage and hour and other labor claims, including the settlements of several such wage and hour and similar labor claims. This charge was included in “general and administrative expenses” in the accompanying consolidated statement of operations (see Note 19). During the fourth quarter of fiscal 2008, the Company recorded non-cash impairment charges of $10,397,000 pre-tax or $9,454,000 after-tax (see Note 16).

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 4, 2009, December 30, 2007 and December 31, 2006

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

During the fourth quarter of fiscal 2007, the Company recorded a charge of approximately $3,412,000 in connection with certain wage and hour and other labor claims, including the settlements of several such wage and hour and similar labor claims. This charge was included in “general and administrative expenses” in the accompanying consolidated statement of operations (see Note 19). During the fourth quarter of fiscal 2007, the Company recorded a non-cash impairment charge of $927,000 pre-tax or $555,000 after-tax relating to the property and equipment of one Morton’s steakhouse for which the Company projected negative operating income for fiscal 2008 and future years.

(23) Subsequent Event (unaudited)

On March 4, 2009, the Company entered into the Fifth Amendment to the senior revolving credit facility. The Fifth Amendment reduces the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. Furthermore, the Fifth Amendment revises a financial covenant applicable to the Company to make it less restrictive, includes changes to provisions relating to certain covenant calculations, reduces the annual maximum consolidated capital expenditures permitted and increases the interest rates and certain fees payable under the senior revolving credit facility (see Note 8).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 4, 2009. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 4, 2009 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.

Due to inherent limitations, an internal control system may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal controls and procedures over financial reporting (as defined under the SEC rules) as of January 4, 2009. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 4, 2009, the Company’s internal controls and procedures over financial reporting were effective based on those criteria.

KPMG, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended January 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following information appearing in the Company’s 2009 Proxy Statement is incorporated herein by reference:

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

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended January 4, 2009, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On May 15, 2008, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

Information appearing under the following headings of the Company’s 2009 Proxy Statement is incorporated herein by reference: “Election of Directors” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing in the Company’s 2009 Proxy Statement, under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing in the Company’s 2009 Proxy Statement, under the headings “Election of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s independent registered public accounting firm and approval of services by our audit committee, appearing in the Company’s 2009 Proxy Statement under the heading “Ratification of Independent Auditors” is incorporated herein by reference.

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

MORTON’S RESTAURANT GROUP, INC. (Registrant)

Date March 13, 2009	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 13, 2009	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 13, 2009	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date March 13, 2009	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date March 13, 2009	By:	/s/ WILLIAM C. ANTON
William C. Anton
Director

Date March 13, 2009	By:	/s/ JOHN K. CASTLE
John K. Castle
Director

Date March 13, 2009	By:	/s/ DR. JOHN J. CONNOLLY
Dr. John J. Connolly
Director

Date March 13, 2009	By:	/s/ ROBERT A. GOLDSCHMIDT
Robert A. Goldschmidt
Director

Date March 13, 2009	By:	/s/ STEPHEN E. PAUL
Stephen E. Paul
Director

Date March 13, 2009	By:	/s/ DAVID B. PITTAWAY
David B. Pittaway
Director

Date March 13, 2009	By:	/s/ DIANNE H. RUSSELL
Dianne H. Russell
Director

Date March 13, 2009	By:	/s/ ZANE TANKEL
Zane Tankel
Director

Date March 13, 2009	By:	/s/ ALAN A. TERAN
Alan A. Teran
Director

Date March 13, 2009	By:	/s/ JUSTIN B. WENDER
Justin B. Wender
Director

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.2	Amended and Restated By-Laws of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

4.3	Specimen of Common Stock Certificate (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.1+	Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)

10.4	Form of Indemnification Agreement for directors and executive officers (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.6	Registration Rights Agreement, dated as of January 31, 2006, as amended, by and among Morton’s Restaurant Group, Inc., Castle Harlan Partners III, L.P., Laurel Crown Capital, LLC: Series One-LC/Morton’s and certain other parties thereto (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.7	Letter Agreement, dated December 30, 2005, between Morton’s Restaurant Group, Inc. and Allen J. Bernstein (included as an exhibit to Amendment No. 1 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 9, 2006, and incorporated by reference)

10.8+	Third Amended and Restated Employment Agreement, dated January 20, 2006, between Morton’s Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.9+	Letter Agreement, dated January 11, 2006 between Morton’s Restaurant Group, Inc. and James W. Kirkpatrick (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.10+	Form of Employee Subscription Agreement of Morton’s Holdings, LLC (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.11+	2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.12+	Letter Agreement, dated July 1, 2005, between Morton’s Restaurant Group, Inc. and Edie A. Ames (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated July 12, 2005, and incorporated by reference)

Exhibit Number	Description
10.13	Form of Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, the parties designated as lenders therein, Wachovia Bank, N.A., Royal Bank of Canada, Wachovia Capital Markets, LLC and RBC Capital Markets (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.14	Form of Security Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.15	Form of Pledge Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.16	First Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.17	Second Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.18	Third Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.19	Fourth Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to 8-K filed on September 26, 2008, and incorporated by reference)

10.20	Fifth Amendment to Credit Agreement and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N.A. as administrative agent for the parties designated as lenders under the credit agreement. (included as an exhibit to 8-K filed on March 4, 2009, and incorporated by reference)

21.1*	List of Subsidiaries of Morton’s Restaurant Group, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contracts or compensatory plans or arrangements.