Form 10-Q
period 2009-04-05
MORTONS RESTAURANT GROUP INC
filed 2009-05-08
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    or    No  ☐.

As of April 27, 2009, the registrant had 16,581,550 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation, judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters, (iii) public health issues, including, without limitation risks relating to the spread of H1N1 influenza and other pandemic diseases and (iv) other risks detailed in the Company’s most recent Form 10-K, under “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the SEC. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s senior revolving credit facility and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Part I - Financial Information

Item 1.    Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	April 5, 2009	January 4, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,668	$3,460
Restricted cash	261	1,372
Accounts receivable	4,964	3,832
Inventories	11,412	12,545
Prepaid expenses and other current assets	6,325	4,825
Income taxes receivable	1,409	1,409
Deferred income taxes, net	5,563	5,773

Total current assets	31,602	33,216

Property and equipment, at cost:
Furniture, fixtures and equipment	29,803	29,155
Buildings and leasehold improvements	105,207	102,598
Land	8,474	8,474
Construction in progress	3,776	2,782

	147,260	143,009
Less accumulated depreciation and amortization	34,466	31,798

Net property and equipment	112,794	111,211

Intangible asset	86,000	86,000
Goodwill	6,847	6,847
Deferred income taxes, net	3,814	3,814
Other assets and deferred expenses, net	4,887	4,479

	$245,944	$245,567

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	April 5, 2009	January 4, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,313	$11,678
Accrued expenses, including deferred revenue from gift certificates and gift cards of $16,453 and $18,890	38,511	46,866
Current portion of obligation to financial institution	153	149
Accrued income taxes	1,160	980

Total current liabilities	53,137	59,673

Borrowings under senior revolving credit facility	68,800	60,800
Obligation to financial institution, less current maturities	3,017	3,057
Joint venture loan payable	2,825	2,794
Other liabilities	36,668	36,138

Total liabilities	164,447	162,462

Commitments and contingencies
Stockholders’ equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at April 5, 2009 and January 4, 2009, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,123,210 and 17,013,607 issued and 15,891,210 and 15,781,607 outstanding at April 5, 2009 and January 4, 2009, respectively	171	170
Additional paid-in capital	168,354	167,773
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at April 5, 2009 and January 4, 2009	(9,395)	(9,395)
Accumulated other comprehensive income	86	234
Accumulated deficit	(77,447)	(75,677)

Total stockholders’ equity of controlling interest	81,769	83,105
Noncontrolling interest, net of taxes	(272)	—

Total stockholders’ equity	81,497	83,105

	$245,944	$245,567

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended
	April 5, 2009	March 30, 2008
	(unaudited)
Revenues	$75,861	$94,439
Food and beverage costs	23,994	31,320
Restaurant operating expenses	42,459	45,844
Pre-opening costs	770	970
Depreciation and amortization	3,054	3,254
General and administrative expenses	4,542	6,958
Marketing and promotional expenses	1,703	1,894

Operating (loss) income	(661)	4,199
Write-off of deferred financing costs	206	—
Interest expense, net	688	749

(Loss) income before income taxes	(1,555)	3,450
Income tax expense	487	1,088

Net (loss) income	(2,042)	2,362
Net loss attributable to noncontrolling interest	(272)	—

Net (loss) income attributable to controlling interest	$(1,770)	$2,362

Net (loss) income per share
Basic	$(0.11)	$0.14
Diluted	$(0.11)	$0.14
Shares used in computing net (loss) income per share
Basic	15,854,317	16,614,873
Diluted	15,854,317	16,614,873

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	April 5, 2009	March 30, 2008
	(unaudited)
Cash flows from operating activities:
Net (loss) income attributable to controlling interest	$(1,770)	$2,362
Adjustments to reconcile net (loss) income attributable to controlling interest to net cash used in operating activities:
Depreciation, amortization and other non-cash charges	4,306	3,985
Noncontrolling interest, net of taxes	(272)	—
Deferred income taxes	222	363
Write-off of deferred financing costs	206	—
Change in assets and liabilities:
Accounts receivable	(1,127)	(1,309)
Inventories	1,134	743
Prepaid expenses and other assets	(1,546)	(489)
Income taxes receivable	—	1,102
Accounts payable	1,636	(3,987)
Accrued expenses	(7,049)	(2,823)
Other liabilities	—	612
Accrued income taxes	164	(887)

Net cash used in operating activities	(4,096)	(328)

Cash flows from investing activities:
Purchases of property and equipment	(5,891)	(5,822)

Net cash used in investing activities	(5,891)	(5,822)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	8,000	12,500
Payments made on senior revolving credit facility	—	(4,000)
Shares vested and forfeited by employees in lieu of paying minimum income taxes	(48)	(145)
Tax benefit related to restricted shares vested during the period	—	(58)
Principal reduction on obligation to financial institution	(36)	(33)
Payment of deferred financing costs	(653)	(144)
Decrease in restricted cash	1,061	—
Purchase of treasury stock	—	(5,876)

Net cash provided by financing activities	8,324	2,244

Effect of exchange rate changes on cash	(129)	186

Net decrease in cash and cash equivalents	(1,792)	(3,720)
Cash and cash equivalents at beginning of period	3,460	7,016

Cash and cash equivalents at end of period	$1,668	$3,296

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

April 5, 2009 and March 30, 2008

1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (the “Company,” the “controlling interest,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 4, 2009.

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

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2009 is a 52 week year. Fiscal 2008 was a 53 week year. The 53rd week was included in the fourth quarter of fiscal 2008.

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC, a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” this transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. In March 2006, the underwriters exercised the over-allotment option to purchase 801,950 additional shares of common stock from the Company at $17.00 per share.

2)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. The Company paid interest of approximately $580,000 (which includes capitalized interest of approximately $18,000) and $801,000 (which includes capitalized interest of approximately $38,000), and income taxes, net of refunds, of approximately $110,000 and $489,000, for the three month periods ended April 5, 2009 and March 30, 2008, respectively.

3)	Income Taxes

The Company recognized tax expense of $487,000 on a pre-tax loss of $1,555,000 for the three month period ended April 5, 2009. The Company’s effective tax rate was 31.5% for the three month period ended March 30, 2008. During the three month periods ended April 5, 2009 and March 30, 2008, the Company’s tax rate was impacted by certain discrete items, including non-cash charges of approximately $655,000 and $279,000, respectively, related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123(R), “Share-Based Payments” and other miscellaneous charges and benefits. Excluding the effect of these charges, the Company’s effective tax rate for the three month periods ended April 5, 2009 and March 30, 2008 was approximately 12% and 26%, respectively. The rate decreased primarily as a result of lower taxable income while the level of tax credits generated remained consistent. These rates differ from the statutory rate due to the inclusion of deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits.

4)	Net (Loss) Income per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the shares outstanding. In accordance with SFAS No. 128, diluted net income (loss) per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. Restricted stock of approximately 685,000 shares and approximately 642,000 shares for the three month periods ended April 5, 2009 and March 30, 2008, respectively, were not included in the diluted net (loss) income per share calculation because their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands, except share and per share amounts):

	Three month periods ended
	April 5, 2009	March 30, 2008
Net (loss) income attributable to controlling interest	$(1,770)	$2,362

Shares:
Weighted average number of basic common shares outstanding	15,854,317	16,614,873
Dilutive potential common shares	—	—

Weighted average number of diluted common shares outstanding	15,854,317	16,614,873

Basic net (loss) income per share	$(0.11)	$0.14
Diluted net (loss) income per share	$(0.11)	$0.14

5)	Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three month periods ended April 5, 2009 and March 30, 2008 are as follows (amounts in thousands):

	Three month periods ended
	April 5, 2009	March 30, 2008
Net (loss) income	$(2,042)	$2,362
Other comprehensive (loss) income:
Foreign currency translation	(148)	146

Comprehensive (loss) income	(2,190)	2,508
Comprehensive loss attributable to noncontrolling interest	(272)	—

Comprehensive (loss) income attributable to controlling interest	$(1,918)	$2,508

6)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of April 5, 2009, the aggregate number of shares of the Company’s common stock that was approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On January 29, 2009, the Company granted and issued 262,150 shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a grant date price of $1.78 per share.

Activity relating to the equity incentive plan during the three month period ended April 5, 2009 was as follows:

Unvested restricted stock outstanding as of January 4, 2009	583,740
Granted	262,150
Vested	(138,570)
Forfeited by termination	(11,380)

Unvested restricted stock outstanding as of April 5, 2009	695,940

As of April 5, 2009, there were 811,100 shares available for grant. In connection with the vesting of shares during the three month period ended April 5, 2009, 28,967 shares of the 138,570 shares vested were forfeited at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended
	April 5, 2009	March 30, 2008
Restaurant operating expenses	$119	$97
General and administrative expenses	491	405
Marketing and promotional expenses	20	16

Stock-based compensation expense before income taxes	630	518
Income tax expense	419	86

Net compensation expense	$1,049	$604

Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.07 in both basic and diluted net loss per share for the three month period ended April 5, 2009. Stock-based compensation expense, net of related income taxes, resulted in a decrease of approximately $0.04 in both basic and diluted net income per share for the three month period ended March 30, 2008.

As of April 5, 2009, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $5,575,000. This cost will be recognized over a five year vesting period from the applicable grant date.

7)	Financial Information about Geographic Areas

(Loss) income before income taxes for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended
	April 5, 2009	March 30, 2008
Domestic (78 and 77 restaurants at April 5, 2009 and March 30, 2008, respectively)	$(1,339)	$2,670
Foreign (6 and 5 restaurants at April 5, 2009 and March 30, 2008, respectively)	(216)	780

Total	$(1,555)	$3,450

Domestic income (loss) before income taxes includes certain corporate expenses and other charges, that relate to our U.S. based headquarters, and are included in domestic operations but not included in the foreign operations.

8)	Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115,000,000 senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the fifth amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduces the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of April 5, 2009, the Company had outstanding borrowings of approximately $68,800,000 under its senior revolving credit facility. As of April 5, 2009, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility.

The senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business during the current weak general economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2009; however, if the weak economic environment deteriorates further, or is prolonged, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

9)	Consolidation of Variable Interest Entity (Joint Venture)

The Company operates a Morton’s Steakhouse in Mexico City, Mexico in which the Company has a variable interest, as defined in FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities,” as revised, due to the fact that the Company is the primary beneficiary in the variable interest entity (“VIE”). The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Included in the consolidated balance sheets as of April 5, 2009 and January 4, 2009, are VIE assets of approximately $3,537,000 and $2,840,000, respectively, which includes restricted cash of $261,000 and $1,372,000, respectively. Also included in “Joint venture loan payable” in the consolidated balance sheets as of April 5, 2009 and January 4, 2009, is a VIE liability consisting of a joint venture loan payable with a balance of approximately $2,825,000 and $2,794,000, respectively. This loan represents an advance for future capital needs, which is treated as debt of the joint venture and is repayable without interest.

The Company is not involved in any other VIEs.

10)	Restaurant Activity

On March 3, 2009, the Company opened a new Morton’s steakhouse in Mexico City through a joint venture structure. During the three month period ended April 5, 2009, no Morton’s steakhouses were closed.

The Company currently has signed leases for new Morton’s steakhouses in Dallas, Texas; Indian Wells, California; and Miami Beach, Florida.

11)	Legal Matters and Contingencies

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. The arbitrator has ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal has been denied. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff; however, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter. A joint stipulation of settlement and release was executed in June 2008 and in October 2008 court approval was obtained resolving this matter.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. The plaintiffs in the individual arbitrations have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs; however, adverse judgments by a court or arbitrators or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. Although we are contesting these matters vigorously, any of these matters could result in an adverse judgment against the Company.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

12)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities effective at the beginning of fiscal year 2008. The provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements. The adoption of SFAS No. 157 for non-financial assets and liabilities at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company for periods beginning on or after December 15, 2008. The application of FSP 142-3 at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.” EITF No. 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF No. 08-3 is effective for the Company for periods beginning on or after December 15, 2008. EITF No. 08-3 at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Many parts of the world including the United States are currently in a recession and we believe that these weak general economic conditions could continue through 2009 and possibly beyond. The ongoing impact of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis. Our operating performance, as well as our liquidity position, have been and continue to be negatively affected by these economic conditions, many of which are beyond our control. We do not believe that it is likely that these adverse economic conditions, and their effect on the restaurant industry, will improve significantly in the near term.

Results of Operations

Three Month Period Ended April 5, 2009 (13 weeks) compared to Three Month Period Ended March 30, 2008 (13 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry. Negative comparable restaurant revenues adversely impacted earnings due to the deleveraging effect on our fixed cost base. We expect these economic conditions to impact our results through fiscal 2009 and possibly beyond. As a result, we could experience reduced revenues and incur a net loss during one or more of the remaining quarters of fiscal 2009.

Our net loss attributable to controlling interest for the three month period ended April 5, 2009 was $1.8 million compared to net income attributable to controlling interest of $2.4 million for the three month period ended March 30, 2008. The change is primarily due to a decrease in comparable restaurant revenues net of related food and beverage and restaurant operating costs. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2008 and the three month period ended April 5, 2009. For purposes of this discussion, our Italian restaurants refer to our Bertolini’s and Trevi restaurants.

Revenues decreased $18.6 million, or 19.7%, to $75.9 million for the three month period ended April 5, 2009 from $94.4 million for the three month period ended March 30, 2008. Revenues decreased $21.2 million, or 24.1%, due to a decrease in revenues from comparable restaurants. Revenues decreased $0.5 million due to a decrease in revenues from our three Italian restaurants. Revenues decreased $1.1 million due to the closing of our Morton’s steakhouses in Kansas City, Missouri, and Charlotte (SouthPark), North Carolina, in the fourth quarter of fiscal 2008. Revenues decreased $0.3 million due to the closing of our Bertolini’s restaurant in Indianapolis, Indiana in March 2008. Revenues decreased $0.1 million due to a decrease in revenues from our Morton’s steakhouse in Beverly Hills, California, which was closed from June 1, 2008 to September 10, 2008 for major renovations. Revenues increased $4.5 million due to the opening of five new restaurants (one in the three month period ended April 5, 2009 and four in fiscal 2008). Revenues increased as a result of increased gift card breakage income of $0.1 million. Average revenue per restaurant open all of either period being compared decreased 21.8%. Revenues for the three month period ended April 5, 2009 also reflect the impact of aggregate menu price increases of approximately 1.0% in February 2008, 1.5% in July 2008 and 0.8% in October 2008 at our Morton’s steakhouses and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008 and 1.0% in October 2008.

Food and beverage costs decreased $7.3 million, or 23.4%, to $24.0 million for the three month period ended April 5, 2009 from $31.3 million for the three month period ended March 30, 2008. The decrease is directly related to the decrease in revenues as compared to the prior period, partially offset by the opening of five new restaurants (one in the three month period ended April 5, 2009 and four in fiscal 2008). Food and beverage costs as a percentage of revenues decreased 1.6% to 31.6% for the three month period ended April 5, 2009 from 33.2% for the three month period ended March 30, 2008. The decrease was primarily due to the impact of the aggregate menu price increases and lower meat and other food costs when compared to the three month period ended March 30, 2008.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, decreased $3.4 million, or 7.4%, to $42.5 million for the three month period ended April 5, 2009 from $45.8 million for the three month period ended March 30, 2008. This decrease was primarily due to a decrease in salaries, wages and benefits and a decrease in rent expense, as a result of obtaining rent concessions from landlords, partially offset by the increased costs due to the opening of five new restaurants (one in the three month period ended April 5, 2009 and four in fiscal 2008). Included in the three month periods ended April 5, 2009 and March 30, 2008 is non-cash rent expense recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 of $0.3 million and $24,000, respectively. Restaurant operating expenses as a percentage of revenues increased 7.5% to 56.0% for the three month period ended April 5, 2009 from 48.5% for the three month period ended March 30, 2008. This increase was primarily due to the deleveraging effect on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $0.2 million, or 20.6%, to $0.8 million for the three month period ended April 5, 2009 from $1.0 million for the three month period ended March 30, 2008. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.2 million, or 6.1%, to $3.1 million for the three month period ended April 5, 2009 from $3.3 million for the three month period ended March 30, 2008. The decrease is due to the write-off of certain long-lived assets during fiscal 2008 partially offset by the depreciation and amortization relating to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $2.4 million, or 34.7%, to $4.5 million for the three month period ended April 5, 2009 from $7.0 million for the three month period ended March 30, 2008. These costs as a percentage of revenues decreased 1.4% to 6.0% for the three month period ended April 5, 2009 from 7.4% for the three month period ended March 30, 2008. These decreases are primarily due to a decrease in bonuses, reduced legal expenses and the impact of the implementation of certain cost reduction programs.

Marketing and promotional expenses decreased $0.2 million, or 10.1%, to $1.7 million for the three month period ended April 5, 2009 from $1.9 million for the three month period ended March 30, 2008. These costs as a percentage of revenues increased 0.2% to 2.2% for the three month period ended April 5, 2009 from 2.0% for the three month period ended March 30, 2008.

Write-off of deferred financing costs of $0.2 million represents the partial write-off of previously recorded deferred financing costs in connection the amendment of our senior revolving credit facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009.

Interest expense, net remained consistent at $0.7 million for the three month periods ended April 5, 2009 and March 30, 2008. Interest income for the three month period ended April 5, 2009 was insignificant. There was no interest income for the three month period ended March 30, 2008.

Provision for income taxes consisted of an income tax expense of $0.5 million and $1.1 million for the three month periods ended April 5, 2009 and March 30, 2008, respectively. We recognized tax expense of $0.5 million on a pre-tax loss of $1.6 million for the three month period ended April 5, 2009. Our effective tax rate was 31.5% for the three month period ended March 30, 2008. During the three month periods ended April 5, 2009 and March 30, 2008, our tax rate was impacted by certain discrete items, including non-cash charges of approximately $0.7 million and $0.3 million, respectively, related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123(R), “Share-Based Payments” and other miscellaneous charges and benefits. Excluding the effect of these charges, our effective tax rate for the three month periods ended April 5, 2009 and March 30, 2008 was approximately 12% and 26%, respectively. The rate decreased primarily as a result of lower taxable income while the level of tax credits generated remained consistent. These rates differ from the statutory rates due to the inclusion of deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits.

Net loss attributable to noncontrolling interest of $0.3 million for the three month period ended April 5, 2009, consists of our partner’s 49.99% share of the net loss of the Morton’s steakhouse located in Mexico City.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the remainder of fiscal 2009, through cash provided by operations and borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances could adversely affect our liquidity. As of April 5, 2009, we had cash and cash equivalents of $1.7 million compared to $3.5 million as of January 4, 2009.

The global credit market crisis has created a difficult business environment in our industry, which generally has worsened since fiscal 2008. Our operating performance, as well as our liquidity position, have been and we believe will continue to be negatively affected by these economic conditions, many of which are beyond our control. We do not believe that it is likely that current economic conditions, and their effect on the restaurant industry, will improve significantly in the near term.

We are managing our business during this time through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. We believe that our cash and cash equivalents, cash flow from operations and funds available under our senior revolving credit facility will be sufficient to meet our working capital and investment requirements and our debt service obligations through fiscal 2009. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include further reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs.

Working Capital and Cash Flows

As of April 5, 2009, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash flows used in operating activities for the three month period ended April 5, 2009 were $4.1 million consisting primarily of a decrease in accrued expenses of $7.0 million partially offset by net income before depreciation, amortization and other non-cash charges of $2.5 million.

Investing Activities

Cash flows used in investing activities for the three month period ended April 5, 2009 were $5.9 million due to purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the three month period ended April 5, 2009 were $8.3 million, primarily consisting of borrowings under our senior revolving credit facility of $8.0 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. On March 4, 2009, we entered into the fifth amendment to the senior revolving credit facility reducing the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. Our senior revolving credit facility matures on February 14, 2011. As of April 5, 2009, we had outstanding borrowings of approximately $68.8 million under our senior revolving credit facility at a weighted average interest rate of 4.32%. As of April 5, 2009, we were in compliance with all of the financial covenants included in the senior revolving credit facility. However, if the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan of $4.0 million with a predecessor of GE Capital Franchise Finance, the proceeds of which were used to fund the purchase of land and construction of a restaurant. The mortgage loan bears interest at 8.98% per annum and is scheduled to mature in March 2021. On April 5, 2009 and January 4, 2009, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.2 million and $3.2 million, respectively, of which approximately $0.2 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. As of April 5, 2009, we were in compliance with all of the financial covenants included in this mortgage loan.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of April 5, 2009:

	Remainder 2009	2010	2011	2012	2013	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$2,207	$2,943	$69,168	$—	$—	$—	$74,318
Mortgage loan with GE Capital Franchise Finance, including interest	326	435	435	435	435	3,156	5,222

Subtotal	2,533	3,378	69,603	435	435	3,156	79,540
Operating leases	20,333	29,576	29,272	28,654	28,300	197,850	333,985
Purchase commitments	2,370	—	—	—	—	—	2,370

Total	$25,236	$32,954	$98,875	$29,089	$28,735	$201,006	$415,895

(a)	Interest is based on borrowings as of April 5, 2009 and current interest rates.

During the first three months of fiscal 2009, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $6.7 million. During the first three months of fiscal 2009, capital expenditures were not reduced by landlord contributions. We estimate that we will spend up to approximately $13.0 million in fiscal 2009, including the $6.7 million recorded in the first three months of fiscal 2009, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2009 are expected to be reduced by landlord contributions of approximately $1.9 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2009. We cannot be sure, however, that this will be the case.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities effective at the beginning of fiscal year 2008. The provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements. The adoption of SFAS No. 157 for non-financial assets and liabilities at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company for periods beginning on or after December 15, 2008. The application of FSP 142-3 at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements.” EITF No. 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF No. 08-3 is effective for the Company for periods beginning on or after December 15, 2008. EITF No.  08-3 at the beginning of fiscal 2009 did not have a material impact on the Company’s consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of April 5, 2009, we owned and operated six international restaurants, one each in: Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; Toronto, Canada; and Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 5, 2009, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of April 5, 2009, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $68.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have an immaterial impact on earnings for the three month period ended April 5, 2009.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $0.6 million on earnings for the three month period ended April 5, 2009.

Item 4.     Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 5, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 5, 2009 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleges the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter is moving forward as an arbitration. The arbitrator has ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal has been denied. The plaintiffs have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff; however, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

In March 2006, a former employee of the Burbank, California Morton’s steakhouse filed a class and collective action in Superior Court in Los Angeles, California alleging that the sharing of tips with other restaurant employees violates federal and state laws. The case was brought on behalf of all current and former California servers for a four-year period. The Company moved to dismiss the action and its motion was granted. The plaintiff appealed. In February 2008, a memorandum of understanding was executed resolving this matter. A joint stipulation of settlement and release was executed in June 2008 and in October 2008 court approval was obtained resolving this matter.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. The plaintiffs in the individual arbitrations have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs; however, adverse judgments by a court or arbitrators or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. Although we are contesting these matters vigorously, any of these matters could result in an adverse judgment against the Company.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 4, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The Further Spread of H1N1 Influenza May Adversely Affect Our Business

The further spread of H1N1 influenza, which is more commonly known as “swine flu,” may adversely affect our business. Due to the outbreak of H1N1 influenza in Mexico, our restaurant in Mexico City, Mexico was temporarily closed on April 26, 2009 and reopened on May 6, 2009 with certain general restrictions imposed by the local government to help prevent the spread of the H1N1 influenza. Until such restrictions are removed, our results of operations for this restaurant could be adversely impacted. We could also be adversely affected if other jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Past outbreaks of severe acute respiratory syndrome, which is also known as SARS, and Avian flu had a negative impact on our restaurants, and the current outbreak of H1N1 influenza may also reduce traffic in our restaurants. H1N1 influenza also could adversely affect our ability to adequately staff our restaurants, receive deliveries on a timely basis and/or perform functions at the corporate level. Even if H1N1 influenza does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended April 5, 2009, the Company did not purchase shares of its common stock.

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

MORTON’S RESTAURANT GROUP, INC. (Registrant)

Date: May 8, 2009	By:	/s/ THOMAS J. BALDWIN
Thomas J. Baldwin Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)