Form 10-Q
period 2009-07-05
MORTONS RESTAURANT GROUP INC
filed 2009-08-07
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ or No  ☐.

As of July 31, 2009, the registrant had 16,564,179 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation, judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters, (iii) public health issues, including, without limitation risks relating to the spread of H1N1 influenza and other pandemic diseases and (iv) other risks detailed in the Company’s most recent Form 10-K, under “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the Securities and Exchange Commission. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s senior revolving credit facility and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Part I - Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	July 5, 2009	January 4, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,020	$3,460
Restricted cash	71	1,372
Accounts receivable	3,618	3,832
Inventories	10,801	12,545
Prepaid expenses and other current assets	4,306	4,825
Income taxes receivable	1,023	1,409
Deferred income taxes, net	12,195	5,773

Total current assets	33,034	33,216

Property and equipment, at cost:
Furniture, fixtures and equipment	30,870	29,155
Buildings and leasehold improvements	108,761	102,598
Land	8,474	8,474
Construction in progress	2,034	2,782

	150,139	143,009
Less accumulated depreciation and amortization	37,482	31,798

Net property and equipment	112,657	111,211

Intangible asset	86,000	86,000
Goodwill	6,847	6,847
Deferred income taxes, net	3,814	3,814
Other assets and deferred expenses, net	4,780	4,479

	$247,132	$245,567

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	July 5, 2009	January 4, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,385	$11,678
Accrued expenses, including deferred revenue from gift certificates and gift cards of $14,862 and $18,890 at July 5, 2009 and January 4, 2009, respectively	36,520	46,866
Current portion of obligation to financial institution	156	149
Accrued income taxes	908	980

Total current liabilities	46,969	59,673

Borrowings under senior revolving credit facility	71,300	60,800
Obligation to financial institution, less current maturities	2,977	3,057
Joint venture loan payable	2,893	2,794
Other liabilities	47,430	36,138

Total liabilities	171,569	162,462

Commitments and contingencies
Stockholders’ equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at July 5, 2009 and January 4, 2009, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,123,742 and 17,013,607 issued and 15,891,742 and 15,781,607 outstanding at July 5, 2009 and January 4, 2009, respectively	171	170
Additional paid-in capital	168,848	167,773
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at July 5, 2009 and January 4, 2009	(9,395)	(9,395)
Accumulated other comprehensive income	205	234
Accumulated deficit	(83,963)	(75,677)

Total stockholders’ equity of controlling interest	75,866	83,105
Noncontrolling interest, net of taxes	(303)	—

Total stockholders’ equity	75,563	83,105

	$247,132	$245,567

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Six month periods ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(unaudited)
Revenues	$68,684	$85,647	$143,041	$176,316
Food and beverage costs	20,536	27,419	44,031	57,454
Restaurant operating expenses	39,921	42,659	81,264	85,819
Pre-opening costs	416	682	1,186	1,652
Depreciation and amortization	3,041	3,283	6,075	6,436
General and administrative expenses	4,007	6,274	8,549	13,232
Marketing and promotional expenses	1,813	2,233	3,485	4,036
Charge related to legal settlements	10,567	—	10,567	—

Operating (loss) income	(11,617)	3,097	(12,116)	7,687
Write-off of deferred financing costs	—	—	206	—
Interest expense, net	977	650	1,665	1,399

(Loss) income before income taxes from continuing operations	(12,594)	2,447	(13,987)	6,288
Income tax (benefit) expense	(6,474)	513	(5,928)	1,736

(Loss) income from continuing operations	(6,120)	1,934	(8,059)	4,552
Discontinued operations, net of taxes	(427)	(201)	(530)	(457)

Net (loss) income	(6,547)	1,733	(8,589)	4,095
Net loss attributable to noncontrolling interest	(31)	—	(303)	—

Net (loss) income attributable to controlling interest	$(6,516)	$1,733	$(8,286)	$4,095

Amounts attributable to controlling interest:
(Loss) income from continuing operations, net of taxes	$(6,089)	$1,934	$(7,756)	$4,552
Discontinued operations, net of taxes	(427)	(201)	(530)	(457)

Net (loss) income	$(6,516)	$1,733	$(8,286)	$4,095

Basic net (loss) income per share
Continuing operations	$(0.38)	$0.12	$(0.49)	$0.28
Discontinued operations	$(0.03)	$(0.01)	$(0.03)	$(0.03)
Basic net (loss) income per share	$(0.41)	$0.11	$(0.52)	$0.25
Diluted net (loss) income per share
Continuing operations	$(0.38)	$0.12	$(0.49)	$0.28
Discontinued operations	$(0.03)	$(0.01)	$(0.03)	$(0.03)
Diluted net (loss) income per share	$(0.41)	$0.11	$(0.52)	$0.25
Shares used in computing net (loss) income per share
Basic	15,891,533	16,126,800	15,872,925	16,370,836
Diluted	15,891,533	16,127,296	15,872,925	16,370,836

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six month periods ended
	July 5, 2009	June 29, 2008
	(unaudited)
Cash flows from operating activities:
Net (loss) income attributable to controlling interest	$(8,286)	$4,095
Adjustments to reconcile net (loss) income attributable to controlling interest to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	8,944	8,001
Noncontrolling interest, net of taxes	(303)	—
Deferred income taxes	(6,410)	(476)
Charge related to legal settlements	10,567	—
Write-off of deferred financing costs	206	—
Change in assets and liabilities:
Accounts receivable	223	(854)
Inventories	1,764	1,070
Prepaid expenses and other assets	461	936
Income taxes receivable	386	1,102
Accounts payable	(2,318)	(4,640)
Accrued expenses	(9,455)	(5,677)
Other liabilities	732	795
Accrued income taxes	(52)	(463)

Net cash (used in) provided by operating activities	(3,541)	3,889

Cash flows from investing activities:
Purchases of property and equipment	(9,889)	(10,794)

Net cash used in investing activities	(9,889)	(10,794)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	13,500	18,500
Payments made on senior revolving credit facility	(3,000)	(6,000)
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(50)	(147)
Tax benefit related to restricted shares vested during the period	—	(58)
Principal reduction on obligation to financial institution	(73)	(66)
Payment of deferred financing costs	(653)	(144)
Decrease in restricted cash	1,282	—
Purchase of treasury stock	—	(8,425)

Net cash provided by financing activities	11,006	3,660

Effect of exchange rate changes on cash	(16)	179

Net decrease in cash and cash equivalents	(2,440)	(3,066)
Cash and cash equivalents at beginning of period	3,460	7,016

Cash and cash equivalents at end of period	$1,020	$3,950

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

July 5, 2009 and June 29, 2008

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation of discontinued operations (see Note 11). The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 7, 2009. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

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

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. The Company paid interest of approximately $1,402,000 (which includes capitalized interest of approximately $53,000) and $1,504,000 (which includes capitalized interest of approximately $62,000) for the six month periods ended July 5, 2009 and June 29, 2008, respectively. The Company received an income tax refund, net of income taxes paid, of approximately $152,000 for the six month period ended July 5, 2009. The Company paid income taxes, net of refunds, of $1,298,000 for the six month period ended June 29, 2008.

3)	Income Taxes

The Company recognized an income tax benefit of $5,928,000 on a pre-tax loss related to continuing operations of $13,987,000 for the six month period ended July 5, 2009. The Company’s effective tax (benefit) rate was (42.4)% and 27.6% for the six month periods ended July 5, 2009 and June 29, 2008, respectively. During the six month periods ended July 5, 2009 and June 29, 2008, the Company’s tax rate was impacted by certain discrete items, including non-cash charges of approximately $658,000 and $283,000, respectively, related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123(R), “Share-Based Payments” and other miscellaneous charges and benefits. Excluding the effect of these charges, the Company’s effective tax rate for the six month periods ended July 5, 2009 and June 29, 2008 was approximately 47.8% and 26.5%, respectively. The rate increased primarily as a result of a loss before income taxes related to continuing operations of $13,987,000 recorded for the six month period ended July 5, 2009 as compared to income before income taxes related to continuing operations of $6,288,000 recorded for the six month period ended June 29, 2008 while the level of tax credits generated remained consistent. These rates differ from the statutory rate due to the inclusion of deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits.

The realization of tax benefits of deductible temporary differences or tax credit carryforwards will depend on whether the Company has sufficient taxable income within the carryforward periods permitted by the tax law to allow for utilization of such benefits. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company bases its estimates of future taxable income on operating plans and projections. These plans and projections include estimates about a number of factors, including future revenues, prices, inflation, marketing spending, exchange rates and capital spending. If we determine that all or a portion of our deferred tax assets will not result in a future tax benefit, a valuation allowance must be established with a corresponding charge to net income. If the current economic recession were to continue longer than expected, and therefore the Company’s income continues to be adversely affected, it is reasonably possible that the Company’s estimate of the realizability of deferred taxes could change.

4)	Net Income (Loss) per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share.” Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the shares outstanding. In accordance with SFAS No. 128, diluted net income (loss) per common share reflects the potential dilution that would occur if unvested restricted stock awards were vested. Restricted stock of approximately 695,000 shares and approximately 690,000 shares for the three and six month periods ended July 5, 2009, respectively, were not included in the diluted net (loss) income per share calculation because their effect would have been anti-dilutive. Restricted stock of approximately 592,000 shares and approximately 644,000 shares for the three and six month periods ended June 29, 2008, respectively, were not included in the diluted net income per share calculation because their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Six month periods ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
(Loss) income from continuing operations, net of taxes	$(6,089)	$1,934	$(7,756)	$4,552
Discontinued operations, net of taxes	(427)	(201)	(530)	(457)

Net (loss) income	$(6,516)	$1,733	$(8,286)	$4,095

Shares:
Weighted average number of basic common shares outstanding	15,891,533	16,126,800	15,872,925	16,370,836
Dilutive potential common shares	—	496	—	—

Weighted average number of diluted common shares outstanding	15,891,533	16,127,296	15,872,925	16,370,836

Basic net (loss) income per share
Continuing operations	$(0.38)	$0.12	$(0.49)	$0.28
Discontinued operations	$(0.03)	$(0.01)	$(0.03)	$(0.03)
Basic net (loss) income per share	$(0.41)	$0.11	$(0.52)	$0.25
Diluted net (loss) income per share
Continuing operations	$(0.38)	$0.12	$(0.49)	$0.28
Discontinued operations	$(0.03)	$(0.01)	$(0.03)	$(0.03)
Diluted net (loss) income per share	$(0.41)	$0.11	$(0.52)	$0.25

5)	Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three and six month periods ended July 5, 2009 and June 29, 2008 are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Net (loss) income	$(6,516)	$1,733	$(8,286)	$4,095
Other comprehensive (loss) income:
Foreign currency translation	119	16	(29)	162

Comprehensive (loss) income	(6,397)	1,749	(8,315)	4,257
Comprehensive loss attributable to noncontrolling interest	(31)	—	(303)	—

Comprehensive (loss) income attributable to controlling interest	$(6,366)	$1,749	$(8,012)	$4,257

6)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of July 5, 2009, the aggregate number of shares of the Company’s common stock that was approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On January 29, 2009 and May 12, 2009, the Company granted and issued 262,150 shares and 300 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a grant date price of $1.78 per share and $4.09 per share, respectively.

Activity relating to the equity incentive plan during the six month period ended July 5, 2009 was as follows:

Unvested restricted stock outstanding as of January 4, 2009	583,740
Granted	262,450
Vested	(139,390)
Forfeited by termination	(33,260)

Unvested restricted stock outstanding as of July 5, 2009	673,540

As of July 5, 2009, there were 832,680 shares available for grant. In connection with the vesting of shares during the six month period ended July 5, 2009, 29,255 shares of the 139,390 shares vested were surrendered at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such surrendered shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Restaurant operating expenses	$94	$93	$213	$190
General and administrative expenses	387	389	878	794
Marketing and promotional expenses	16	15	36	31

Stock-based compensation expense before income taxes	497	497	1,127	1,015
Income tax (benefit) expense	(172)	(183)	247	(97)

Net compensation expense	$325	$314	$1,374	$918

Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.02 in both basic and diluted net loss per share for the three month period ended July 5, 2009. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.09 in both basic and diluted net loss per share for the six month period ended July 5, 2009. Stock-based compensation expense, net of related income taxes, resulted in a decrease of approximately $0.02 in both basic and diluted net income per share for the three month period ended June 29, 2008. Stock-based compensation expense, net of related income taxes, resulted in a decrease of approximately $0.06 in both basic and diluted net income per share for the six month period ended June 29, 2008.

As of July 5, 2009, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $5,076,000, which will be recognized over a weighted average period of approximately 2.9 years.

7)	Financial Information about Geographic Areas

(Loss) income before income taxes from continuing operations for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Domestic (75 and 78 restaurants at July 5, 2009 and June 29, 2008, respectively)	$(13,583)	$1,567	$(14,760)	$4,628
Foreign (6 and 5 restaurants at July 5, 2009 and June 29, 2008, respectively)	989	880	773	1,660

Total	$(12,594)	$2,447	$(13,987)	$6,288

Domestic (loss) income before income taxes from continuing operations includes certain corporate expenses and other charges, that relate to our U.S. based headquarters, and are included in domestic operations but not included in the foreign operations. The charge related to legal settlements of $10,567,000 is included in the domestic loss before income taxes from continuing operations for the three and six month periods ended July 5, 2009 (see Note 12).

8)	Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115,000,000 senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the fifth amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduces the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of July 5, 2009, the Company had outstanding borrowings of approximately $71,300,000 under its senior revolving credit facility. As of July 5, 2009, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility.

The senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business during the current weak general economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2009; however, if the Company does not meet current projections and/or if the weak economic environment deteriorates further, or is prolonged, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

9)	Consolidation of Variable Interest Entity (Joint Venture)

The Company operates a Morton’s Steakhouse in Mexico City, Mexico in which the Company has a variable interest, as defined in FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities,” as revised, which has been included in the Company’s consolidated financial statements due to the fact that the Company is the primary beneficiary of the variable interest entity (“VIE”). The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Included in the consolidated balance sheets as of July 5, 2009 and January 4, 2009, are VIE assets of approximately $3,455,000 and $2,840,000, respectively, which includes restricted cash of $71,000 and $1,372,000, respectively. Also included in “Joint venture loan payable” in the consolidated balance sheets as of July 5, 2009 and January 4, 2009, is a VIE liability consisting of a joint venture loan payable with a balance of approximately $2,893,000 and $2,794,000, respectively. This loan represents an advance for capital needs, which is treated as debt of the joint venture and is repayable without interest.

The Company is not involved in any other VIEs.

10)	Restaurant Activity

On March 3, 2009, the Company opened a new Morton’s steakhouse in Mexico City through a joint venture structure. During the six month period ended July 5, 2009, the Company closed its Morton’s steakhouses in Southfield, Michigan, Westchester, Illinois and Minneapolis, Minnesota.

The Company currently has signed leases for new Morton’s steakhouses in Miami Beach, Florida, which is expected to open in the fourth quarter of fiscal 2009, and in Indian Wells, California.

11)	Discontinued Operations

During the second quarter of fiscal 2009, the Company closed its Morton’s steakhouses located in Southfield, Michigan, Westchester, Illinois and Minneapolis, Minnesota. In connection with the closing of these steakhouses, the Company recorded lease exiting and related costs of approximately $550,000 pre-tax and approximately $350,000 after-tax, representing rent, severance and the write-off of inventory and an additional accrual related to restaurants that were closed in fiscal 2008. During fiscal 2008, the Company recognized an impairment charge of approximately $3,057,000 which represented the entire balance, less a minimal salvage value, of property and equipment and goodwill of the three restaurants closed during fiscal 2009, as a result there was no further impairment recorded during fiscal 2009.

During the first quarter of fiscal 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana. During the fourth quarter of fiscal 2008, the Company closed its Morton’s steakhouses in Kansas City, Missouri and in Charlotte (Southpark), North Carolina. In connection with the closing of its Morton’s steakhouse in Charlotte (Southpark), North Carolina, during the fourth quarter of fiscal 2008, the Company recorded lease exiting and related costs of approximately $374,000 pre-tax or $223,000 after-tax, representing rent, severance and the write-off of inventory. In connection with the closing of its Morton’s steakhouse in Kansas City, Missouri, during the fourth quarter of fiscal 2008, the Company recorded a net benefit of approximately $209,000 pre-tax or $124,000 after-tax, representing the reversal of the related deferred rent obligation partially offset by severance and the write-off of inventory. There was no such charge related to the closing of Bertolini’s in Indianapolis, Indiana. During fiscal 2008, the Company recognized an impairment charge of approximately $37,000 related to the property and equipment of the three restaurants closed during fiscal 2008.

During the second quarter of fiscal 2009, the Company determined that the closed restaurants should be accounted for as discontinued operations in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, due to the fact that the Company does not expect any further direct or indirect cash inflows from these restaurants. As a result of the additional restaurants closed during fiscal 2009, the Company determined that it was appropriate to classify the restaurants closed during fiscal 2008 as discontinued operations as well. Accordingly, the results of operations for the closed restaurants listed above have been reclassified to discontinued operations in the statements of operations for all periods presented.

The results of discontinued operations were as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Revenues	$1,278	$3,061	$2,782	$6,831
Loss from discontinued operations before income taxes	(671)	(318)	(833)	(709)
Income tax benefit on discontinued operations	(244)	(117)	(303)	(252)
Net loss from discontinued operations	$(427)	$(201)	$(530)	$(457)

12)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with SFAS No. 5, “Accounting for Contingencies,” and Emerging Issues Task Force (“EITF”) Topic D-77. A liability is recorded in accordance with SFAS No. 5 when the liability is probable and can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under EITF Topic D-77.

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts, Florida and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York and Illinois arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There were two group arbitrations pending in Florida. One was proceeding in Palm Beach as a collective action with approximately 25 claimants. The second was proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached and in September 2008 a settlement agreement was entered into by the parties to resolve both arbitrations. In May 2009, court approval was obtained resolving this matter. There were two group arbitrations pending in New York. In the first, the arbitrator permitted 78 claimants to consolidate their arbitrations into one action and proceed as a collective action. In July 2008 a joint stipulation of settlement and release was entered into by the parties and in September 2008, court approval was obtained resolving this matter with the exception of one remaining claimant. In June 2009, a settlement agreement was entered into with the one remaining claimant and in July 2009 court approval was obtained resolving this matter. The second New York arbitration was filed in October 2006 and contained similar allegations as the first New York arbitration. There were four named claimants in this arbitration proceeding. The claimants sought to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator determined that the matter may proceed as a class and certified a class comprising a group of servers in the New York restaurants. The Company moved to vacate that decision. In December 2008, an agreement was reached to resolve this matter. A joint stipulation of settlement and release was entered into by the parties in February 2009. In July 2009, court approval was obtained resolving this matter. In the case involving Massachusetts state claims only, the arbitrator ruled that the claimants may proceed as a class and that there would be no automatic certification. In July 2009, a settlement agreement was entered into by the parties in conjunction with the settlement of the nationwide class action referred to below.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleged the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter moved forward as an arbitration. The arbitrator ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal was denied. In July 2009, a settlement agreement was entered into by the parties covering federal and state claims. This settlement also includes settlement of the case involving Massachusetts state claims only. The settlement is subject to arbitrator and court approval.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. In July 2009, a settlement agreement covering all of these individual arbitrations was entered into. The settlement is subject to arbitrator and court approval.

During the second quarter of fiscal 2009, the Company recorded a charge related to the July 2009 settlements discussed above and similar labor claims of $10,567,000 pre-tax or $6,721,000 after-tax. As of July 5, 2009, the accrual related to these legal settlements and other similar labor claims is $11,546,000 of which $9,082,000 is included in “Other long term liabilities” in the accompanying consolidated balance sheet. The settlements involve the payments of cash over up to a four year period as well as the issuance of preferred stock by the Company. The preferred stock, which will have an aggregate liquidation preference of $6,000,000, will be issued in connection with the settlement of the nationwide class action within thirty days following court approval of such settlement (but not prior to January 1, 2010) and after two years from the date of its issuance may be converted into up to 1,200,000 shares of the Company’s common stock (or a lesser number of shares depending on the conversion price computed at the time the court approves the settlement). The Company will have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlement was recorded at fair value as of July 5, 2009. The portion of the accrual relating to the preferred stock will be marked to market at each quarter end until all contingencies to issue the preferred stock are removed. All changes in the accrual of the fair value of the preferred stock will be recorded in the consolidated statement of operations. SFAS No. 157, “Fair Value Measurements,” establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. The fair value of the liability that is related to the preferred stock is calculated based on current market conditions and using a Black-Scholes option pricing model. The Company believes, in accordance with SFAS No. 157, the preferred stock equity instruments qualify as level two of the hierarchy of measurements. The aggregate estimated value of the preferred stock to be issued upon final settlement is $3,207,000, or $2.67 per share for the up to 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the preferred stock, using the following assumptions:

Strike price(1)	$4.55
Expected volatility (2)	86%
Risk-free interest rate (3)	0.96%
Expected life (4)	182 days
Common Stock Price (5)	$3.00

(1)

The strike price represents the maximum price of the Company’s common stock assuming that the minimum conversion price under the settlement agreement for the preferred stock is applicable on the date all contingencies to issue the preferred stock are removed. If the actual price of the Company’s common stock computed in accordance with the settlement agreement at the time the contingencies are removed is higher than the strike price of $4.55, the number of shares of the Company’s common stock to be issued upon conversion of the preferred stock would be proportionally reduced below the 1,200,000 shares which would be issued at the minimum conversion price.

(2)	Based on historical volatility of the Company’s common stock over the expected life of the preferred stock.
(3)	Represents the LIBOR rate matching the expected life of the preferred stock.
(4)	The period of time from the date the liability is recognized under SFAS No. 5 and the projected date the contingencies are removed.
(5)	The stock price as of the last day of our fiscal period ended July 5, 2009.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. If arbitrator or court approval regarding the fairness of the settlements is not obtained, any of these matters could result in an adverse judgment against the Company and could adversely impact the Company’s results of operations and liquidity position in any given period.

The Company is involved in various other claims and legal actions, including claims and legal actions by landlords, arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

13)	New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. SFAS No. 165 requires companies to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

Results of Operations

Three Month Period Ended July 5, 2009 (13 weeks) compared to Three Month Period Ended June 29, 2008 (13 weeks) and Six Month Period Ended July 5, 2009 (26 weeks) compared to Six Month Period Ended June 29, 2008 (26 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry. Negative comparable restaurant revenues adversely impacted earnings due to the deleveraging effect on our fixed cost base. We expect these economic conditions to impact our results through fiscal 2009 and possibly beyond. As a result, we could experience reduced revenues and incur a net loss during one or more of the remaining quarters of fiscal 2009.

Our net loss for the three month period ended July 5, 2009 was $6.5 million compared to net income of $1.7 million for the three month period ended June 29, 2008. Our net loss for the six month period ended July 5, 2009 was $8.3 million compared to net income of $4.1 million for the six month period ended June 29, 2008. The change is primarily due to a decrease in comparable restaurant revenues net of related food and beverage and restaurant operating costs, as well as the charge related to legal settlements of $10.6 million. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2008 and the six month period ended July 5, 2009. For purposes of this discussion, our Italian restaurants refer to our Bertolini’s and Trevi restaurants.

Revenues decreased $17.0 million, or 19.8%, to $68.7 million for the three month period ended July 5, 2009 from $85.6 million for the three month period ended June 29, 2008. Revenues decreased $20.6 million, or 26.1%, due to a decrease in revenues from comparable restaurants. Revenues decreased $0.7 million due to a decrease in revenues from our three Italian restaurants. Revenues increased $3.4 million due to the opening of five new restaurants (one in the six month period ended July 5, 2009 and four in fiscal 2008). Revenues increased $0.2 million due to an increase in revenues from our Morton’s steakhouse in Beverly Hills, California, which was closed from June 1, 2008 to September 10, 2008 for major renovations. Revenues increased as a result of increased gift card breakage income of $0.7 million. Gift card breakage for the three months ended July 5, 2009, includes gift card breakage income of $0.7 million relating to a legacy paper gift certificate program after determining the probability of redemption of such paper gift certificates was remote. Average revenue per restaurant open all of either period being compared decreased 22.7%. Revenues for the three month period ended July 5, 2009 also reflect the impact of aggregate menu price increases of approximately 1.5% in July 2008, 0.8% in October 2008 and 1.0% in June 2009 at our Morton’s steakhouses and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008 and 1.0% in October 2008.

Revenues decreased $33.3 million, or 18.9%, to $143.0 million for the six month period ended July 5, 2009 from $176.3 million for the six month period ended June 29, 2008. Revenues decreased $41.0 million, or 24.9%, due to a decrease in revenues from comparable restaurants. Revenues decreased $1.2 million due to a decrease in revenues from our three Italian restaurants. Revenues increased $8.0 million due to the opening of five new restaurants (one in the six month period ended July 5, 2009 and four in fiscal 2008). Revenues increased $0.2 million due to an increase in revenues from our Morton’s steakhouse in Beverly Hills, California, which was closed from June 1, 2008 to September 10, 2008 for major renovations. Revenues increased as a result of increased gift card breakage income of $0.7 million. Gift card breakage for the six months ended July 5, 2009, includes gift card breakage income of $0.7 million relating to a legacy paper gift certificate program after determining the probability of redemption of such paper gift certificates was remote. Average revenue per restaurant open all of either period being compared decreased 21.9%. Revenues for the six month period ended July 5, 2009 also reflect the impact of aggregate menu price increases of approximately 1.0% in February 2008, 1.5% in July 2008, 0.8% in October 2008 and 1.0% in June 2009 at our Morton’s steakhouses and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008 and 1.0% in October 2008.

Food and beverage costs decreased $6.9 million, or 25.1%, to $20.5 million for the three month period ended July 5, 2009 from $27.4 million for the three month period ended June 29, 2008. These costs decreased $13.4 million, or 23.4%, to $44.0 million for the six month period ended July 5, 2009 from $57.5 million for the six month period ended June 29, 2008. These decreases are directly related to the decrease in revenues as compared to the prior period, partially offset by the opening of five new restaurants (one in the six month period ended July 5, 2009 and four in fiscal 2008). Food and beverage costs as a percentage of revenues decreased 2.1% to 29.9% for the three month period ended July 5, 2009 from 32.0% for the three month period ended June 29, 2008 and decreased 1.8% to 30.8% for the six month period ended July 5, 2009 from 32.6% for the six month period ended June 29, 2008. These decreases were primarily due to the impact of the aggregate menu price increases and lower meat and other food costs when compared to the three and six month periods ended June 29, 2008.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, decreased $2.7 million, or 6.4%, to $39.9 million for the three month period ended July 5, 2009 from $42.7 million for the three month period ended June 29, 2008. These costs decreased $4.6 million, or 5.3%, to $81.3 million for the six month period ended July 5, 2009 from $85.8 million for the six month period ended June 29, 2008. These decreases were primarily due to a decrease in salaries, wages and benefits and a decrease in rent expense, as a result of obtaining rent concessions from landlords, partially offset by the increased costs due to the opening of five new restaurants (one in the six month period ended July 5, 2009 and four in fiscal 2008). Included in the three month periods ended July 5, 2009 and June 29, 2008 is non-cash rent expense (benefit) recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13 of $0.7 million and $(1,000), respectively. Included in the six month periods ended July 5, 2009 and June 29, 2008 is non-cash rent expense (benefit) recorded in accordance with SFAS No. 13 of $1.0 million and $55,000 respectively. Restaurant operating expenses as a percentage of revenues increased 8.3% to 58.1% for the three month period ended July 5, 2009 from 49.8% for the three month period ended June 29, 2008 and increased 8.1% to 56.8% for the six month period ended July 5, 2009 from 48.7% for the six month period ended June 29, 2008. These increases were primarily due to the deleveraging effect on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $0.3 million, or 39.0%, to $0.4 million for the three month period ended July 5, 2009 from $0.7 million for the three month period ended June 29, 2008. These costs decreased $0.5 million, or 28.2%, to $1.2 million for the six month period ended July 5, 2009 from $1.7 million for the six month period ended June 29, 2008. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.2 million, or 7.4%, to $3.0 million for the three month period ended July 5, 2009 from $3.3 million for the three month period ended June 29, 2008. Depreciation and amortization decreased $0.4 million, or 5.6%, to $6.1 million for the six month period ended July 5, 2009 from $6.4 million for the six month period ended June 29, 2008. These decreases are due to the write-off of certain long-lived assets during fiscal 2008 partially offset by the depreciation and amortization relating to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $2.3 million, or 36.1%, to $4.0 million for the three month period ended July 5, 2009 from $6.3 million for the three month period ended June 29, 2008. These costs decreased $4.7 million, or 35.4%, to $8.5 million for the six month period ended July 5, 2009 from $13.2 million for the six month period ended June 29, 2008. General and administrative expenses as a percentage of revenues decreased 1.5% to 5.8% for the three month period ended July 5, 2009 from 7.3% for the three month period ended June 29, 2008 and decreased 1.5% to 6.0% for the six month period ended July 5, 2009 from 7.5% for the six month period ended June 29, 2008. These decreases are primarily due to a decrease in bonuses, reduced legal expenses and the impact of the implementation of certain cost reduction programs.

Marketing and promotional expenses decreased $0.4 million, or 18.8%, to $1.8 million for the three month period ended July 5, 2009 from $2.2 million for the three month period ended June 29, 2008. These costs decreased $0.6 million, or 13.7%, to $3.5 million for the six month period ended July 5, 2009 from $4.0 million for the six month period ended June 29, 2008. Marketing and promotional expenses as a percentage of revenues remained consistent at 2.6% for the three month periods ended July 5, 2009 and June 29, 2008 and increased 0.1% to 2.4% for the six month period ended July 5, 2009 from 2.3% for the six month period ended June 29, 2008.

Charge related to legal settlements of $10.6 million relates to the settlement of certain wage and hour and similar labor claims against us and certain of our subsidiaries. The settlements involve the payments of cash over up to a four year period as well as the issuance of preferred stock by us. The preferred stock, which will have an aggregate liquidation preference of $6.0 million, will be issued in connection with the settlement of the nationwide class action within thirty days following court approval of such settlement (but not prior to January 1, 2010) and after two years from the date of its issuance may be converted into up to 1,200,000 shares of our common stock (or a lesser number of shares depending on the conversion price computed at the time the court approves the settlement). We will have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlement was recorded at fair value as of July 5, 2009. The portion of the accrual relating to the preferred stock will be marked to market at each quarter end until all contingencies to issue the preferred stock are removed. All changes in the accrual of the fair value of the preferred stock will be recorded in the consolidated statement of operations. The fair value of the liability that is related to the preferred stock is calculated based on current market conditions and using a Black-Scholes option pricing model.

Write-off of deferred financing costs of $0.2 million for the six month period ended July 5, 2009 represents the partial write-off of previously recorded deferred financing costs in connection the amendment of our senior revolving credit facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009.

Interest expense, net increased $0.3 million, or 50.3%, to $1.0 million for the three month period ended July 5, 2009 from $0.7 million for the three month period ended June 29, 2008. Interest expense, net increased $0.3 million, or 19.0%, to $1.7 million for the six month period ended July 5, 2009 from $1.4 million for the six month period ended June 29, 2008. These increases are primarily due to an increase in borrowings during the three and six month periods ended July 5, 2009 when compared to the three and six month periods ended June 29, 2008. Interest income for the three and six month periods ended July 5, 2009 was insignificant. There was no interest income for the three and six month periods ended June 29, 2008.

Provision for income taxes consisted of an income tax benefit of $5.9 million for the six month period ended July 5, 2009 and an income tax expense of $1.7 million for the six month period ended June 29, 2008. Our effective tax (benefit) rate was (42.4)% and 27.6% for the six month periods ended July 5, 2009 and June 29, 2008, respectively. During the six month periods ended July 5, 2009 and June 29, 2008, our tax rate was impacted by certain discrete items, including non-cash charges of approximately $0.7 million and $0.3 million, respectively, related to the tax impact of the vesting of certain restricted stock awards as a result of SFAS No. 123(R), “Share-Based Payments” and other miscellaneous charges and benefits. Excluding the effect of these charges, our effective tax rate for the six month periods ended July 5, 2009 and June 29, 2008 was approximately 47.8% and 26.5%, respectively. The rate increased primarily as a result of a loss before income taxes related to continuing operations of $13.9 million recorded for the six month period ended July 5, 2009 as compared to income before income taxes related to continuing operations of $6.3 million recorded for the six month period ended June 29, 2008 while the level of tax credits generated remained consistent. These rates differ from the statutory rates due to the inclusion of deferred tax assets relating to FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits.

Net loss attributable to noncontrolling interest of $31,000 and $0.3 million for the three and six month periods ended July 5, 2009, respectively, consists of our partner’s 49.99% share of the net loss of the Morton’s steakhouse located in Mexico City.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, including costs of opening currently planned new restaurants, for at least the remainder of fiscal 2009, through cash provided by operations and borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances could adversely affect our liquidity. As of July 5, 2009, we had cash and cash equivalents of $1.0 million compared to $3.5 million as of January 4, 2009.

The global credit market crisis has created a difficult business environment in our industry, which generally has worsened during fiscal 2009. Our operating performance, as well as our liquidity position, have been and we believe will continue to be negatively affected by these economic conditions, many of which are beyond our control. We do not believe that it is likely that current economic conditions, and their effect on the restaurant industry, will improve significantly in the near term.

We are managing our business during this time through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow.

Based on our current projections, we believe that our cash and cash equivalents, cash flow from operations and funds available under our senior revolving credit facility will be sufficient to meet our working capital and investment requirements and our debt service obligations through fiscal 2009. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include further reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs.

Working Capital and Cash Flows

As of July 5, 2009, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash flows used in operating activities for the six month period ended July 5, 2009 were $3.5 million consisting primarily of a decrease in accounts payable and accrued expenses of $11.8 million partially offset by a decrease in inventories of $1.8 million and net income before depreciation, amortization, and other non-cash charges, a change in deferred income taxes and the charge related to legal settlements of $4.8 million.

Investing Activities

Cash flows used in investing activities for the six month period ended July 5, 2009 were $9.9 million due to purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the six month period ended July 5, 2009 were $11.0 million, primarily consisting of net borrowings under our senior revolving credit facility of $10.5 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. On March 4, 2009, we entered into the fifth amendment to the senior revolving credit facility reducing the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. Our senior revolving credit facility matures on February 14, 2011. As of July 5, 2009, we had outstanding borrowings of approximately $71.3 million under our senior revolving credit facility at a weighted average interest rate of 4.35%. As of July 5, 2009, we were in compliance with all of the financial covenants included in the senior revolving credit facility. However, if the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan of $4.0 million with a predecessor of GE Capital Franchise Finance, the proceeds of which were used to fund the purchase of land and construction of a restaurant. The mortgage loan bears interest at 8.98% per annum and is scheduled to mature in March 2021. On July 5, 2009 and January 4, 2009, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.1 million and $3.2 million, respectively, of which approximately $0.2 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. As of July 5, 2009, we were in compliance with all of the financial covenants included in this mortgage loan.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of July 5, 2009:

	Remainder 2009	2010	2011	2012	2013	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$1,504	$3,009	$71,676	$—	$—	$—	$76,189
Mortgage loan with GE Capital Franchise Finance, including interest	217	435	435	435	435	3,156	5,113

Subtotal	1,721	3,444	72,111	435	435	3,156	81,302
Operating leases	13,226	29,212	29,358	28,862	28,871	199,892	329,421
Purchase commitments	—	—	—	—	—	—	—

Total	$14,947	$32,656	$101,469	$29,297	$29,306	$203,048	$410,723

(a)	Interest is based on borrowings as of July 5, 2009 and current interest rates.

During the first six months of fiscal 2009, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $11.1 million. During the first six months of fiscal 2009, capital expenditures were reduced by landlord contributions of approximately $0.9 million. We estimate that we will spend up to approximately $13.0 million in fiscal 2009, including the $11.1 million recorded in the first six months of fiscal 2009, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2009 are expected to be reduced by landlord contributions of approximately $2.7 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2009. We cannot be sure, however, that this will be the case.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities. SFAS No. 167 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is in the process of evaluating the impact of SFAS No. 167 on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of July 5, 2009, we owned and operated six international restaurants, one each in: Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; Toronto, Canada; and Vancouver, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 5, 2009, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage, is payable at a fixed rate of interest. As of July 5, 2009, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $71.3 million. As a result, a hypothetical 10% fluctuation in interest rates would have an immaterial impact on earnings for the six month period ended July 5, 2009.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $1.2 million on earnings for the six month period ended July 5, 2009.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 5, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 5, 2009 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts, Florida and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York and Illinois arbitrations) and federal (Florida and Massachusetts arbitrations) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There were two group arbitrations pending in Florida. One was proceeding in Palm Beach as a collective action with approximately 25 claimants. The second was proceeding in Boca Raton with six claimants. In May 2008, a memorandum of understanding was reached and in September 2008 a settlement agreement was entered into by the parties to resolve both arbitrations. In May 2009, court approval was obtained resolving this matter. There were two group arbitrations pending in New York. In the first, the arbitrator permitted 78 claimants to consolidate their arbitrations into one action and proceed as a collective action. In July 2008 a joint stipulation of settlement and release was entered into by the parties and in September 2008, court approval was obtained resolving this matter with the exception of one remaining claimant. In June 2009, a settlement agreement was entered into with the one remaining claimant and in July 2009 court approval was obtained resolving this matter. The second New York arbitration was filed in October 2006 and contained similar allegations as the first New York arbitration. There were four named claimants in this arbitration proceeding. The claimants sought to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator determined that the matter may proceed as a class and certified a class comprising a group of servers in the New York restaurants. The Company moved to vacate that decision. In December 2008, an agreement was reached to resolve this matter. A joint stipulation of settlement and release was entered into by the parties in February 2009. In July 2009, court approval was obtained resolving this matter. In the case involving Massachusetts state claims only, the arbitrator ruled that the claimants may proceed as a class and that there would be no automatic certification. In July 2009, a settlement agreement was entered into by the parties in conjunction with the settlement of the nationwide class action referred to below.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleged the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter moved forward as an arbitration. The arbitrator ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal was denied. In July 2009, a settlement agreement was entered into by the parties covering federal and state claims. This settlement also includes settlement of the case involving Massachusetts state claims only. The settlement is subject to arbitrator and court approval.

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards

Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. In July 2009, a settlement agreement covering all of these individual arbitrations was entered into. The settlement is subject to arbitrator and court approval. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure regarding the July 2009 settlements.

In general, the claimants are seeking restitution of tips, the difference between the tip credit wage and the minimum wage, recovery of unpaid compensation, liquidated damages and attorneys’ fees and costs. If arbitrator or court approval regarding the fairness of the settlements is not obtained, any of these matters could result in an adverse judgment against the Company and could adversely impact the Company’s results of operations and liquidity position in any given period.

The Company is involved in various other claims and legal actions, including claims and legal actions by landlords, arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

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

The Further Spread of H1N1 Influenza May Adversely Affect Our Business

The further spread of H1N1 influenza, which is more commonly known as “swine flu,” may adversely affect our business. Due to the outbreak of H1N1 influenza in Mexico, our restaurant in Mexico City, Mexico was temporarily closed on April 26, 2009 and reopened on May 6, 2009, initially, with certain general restrictions imposed by the local government to help prevent the spread of the H1N1 influenza. Our results of operations for this restaurant were adversely impacted while such restrictions were in place. We could also be adversely affected if other jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Past outbreaks of severe acute respiratory syndrome, which is also known as SARS, and Avian flu had a negative impact on our restaurants, and another outbreak of H1N1 influenza may also reduce traffic in our restaurants. H1N1 influenza also could adversely affect our ability to adequately staff our restaurants, receive deliveries on a timely basis and/or perform functions at the corporate level. Even if H1N1 influenza does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

We may be required to establish a valuation allowance against our deferred income tax assets

The realization of tax benefits of deductible temporary differences or tax credit carryforwards will depend on whether we have sufficient taxable income of an appropriate character within the carryforward periods permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. We base our estimates of future taxable income on our operating plans and projections. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, marketing spending, exchange rates and capital spending. If we determine that all or a portion of our deferred tax assets will not result in a future tax benefit, a valuation allowance must be established with a corresponding charge to net income. The likelihood of recording such a valuation increases during periods of economic downturn. Such charges may have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six month periods ended July 5, 2009, the Company did not purchase shares of its common stock.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: August 7, 2009	By:	/s/ THOMAS J. BALDWIN

Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ RONALD M. DINELLA

Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)