Form 10-Q
period 2009-10-04
MORTONS RESTAURANT GROUP INC
filed 2009-11-06
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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

As of October 30, 2009, the registrant had 17,784,226 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectations or beliefs concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation, judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters, (iii) public health issues, including, without limitation risks relating to the spread of H1N1 influenza and other pandemic diseases and (iv) other risks detailed in the Company’s most recent Form 10-K, under “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the Securities and Exchange Commission. In addition, the Company’s ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s senior revolving credit facility and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Part I - Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	October 4, 2009	January 4, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,108	$3,460
Restricted cash	51	1,372
Accounts receivable	5,365	3,832
Inventories	10,200	12,545
Assets held for sale	1,301	1,306
Prepaid expenses and other current assets	3,944	4,825
Income taxes receivable	1,040	1,409
Deferred income taxes, net	14,032	5,773

Total current assets	37,041	34,522

Property and equipment, at cost:
Furniture, fixtures and equipment	31,246	29,021
Buildings and leasehold improvements	111,420	102,384
Land	7,300	7,300
Construction in progress	1,352	2,782

	151,318	141,487
Less accumulated depreciation and amortization	39,733	31,582

Net property and equipment	111,585	109,905

Intangible asset	86,000	86,000
Goodwill	6,847	6,847
Deferred income taxes, net	3,814	3,814
Other assets and deferred expenses, net	4,685	4,479

	$249,972	$245,567

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	October 4, 2009	January 4, 2009
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,951	$11,678
Accrued expenses, including deferred revenue from gift certificates and gift cards of $14,394 and $18,890 at October 4, 2009 and January 4, 2009, respectively	35,223	46,866
Current portion of borrowings under senior revolving credit facility	3,500	—
Current portion of obligation to financial institution	160	149
Accrued income taxes	795	980

Total current liabilities	50,629	59,673

Borrowings under senior revolving credit facility, less current maturities	70,000	60,800
Obligation to financial institution, less current maturities	2,936	3,057
Joint venture loan payable	2,805	2,794
Non-recourse loan	747	—
Other liabilities	49,976	36,138

Total liabilities	177,093	162,462

Commitments and contingencies
Stockholders’ equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at October 4, 2009 and January 4, 2009, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,124,419 and 17,013,607 issued and 15,892,419 and 15,781,607 outstanding at October 4, 2009 and January 4, 2009, respectively	171	170
Additional paid-in capital	169,344	167,773
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at October 4, 2009 and January 4, 2009	(9,395)	(9,395)
Accumulated other comprehensive income	294	234
Accumulated deficit	(87,263)	(75,677)

Total stockholders’ equity of controlling interest	73,151	83,105
Noncontrolling interest, net of taxes	(272)	—

Total stockholders’ equity	72,879	83,105

	$249,972	$245,567

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Nine month periods ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(unaudited)
Revenues	$64,134	$73,030	$203,298	$244,217
Food and beverage costs	19,800	24,310	62,773	80,192
Restaurant operating expenses	38,532	40,003	116,808	122,401
Pre-opening costs	602	815	1,788	2,467
Depreciation and amortization	2,829	3,189	8,879	9,577
General and administrative expenses	3,642	5,846	12,191	19,078
Marketing and promotional expenses	1,423	1,586	4,807	5,478
Non-cash impairment charge	—	66,204	—	66,204
Charge related to legal settlements	1,129	—	11,696	—

Operating loss	(3,823)	(68,923)	(15,644)	(61,180)
Write-off of deferred financing costs	—	—	206	—
Interest expense, net	1,051	737	2,716	2,136

Loss before income taxes from continuing operations	(4,874)	(69,660)	(18,566)	(63,316)
Income tax benefit	(1,636)	(9,528)	(7,508)	(7,784)

Loss from continuing operations	(3,238)	(60,132)	(11,058)	(55,532)
Discontinued operations, net of taxes	(31)	(3,592)	(800)	(4,097)

Net loss	(3,269)	(63,724)	(11,858)	(59,629)
Net income (loss) attributable to noncontrolling interest	31	—	(272)	—

Net loss attributable to controlling interest	$(3,300)	$(63,724)	$(11,586)	$(59,629)

Amounts attributable to controlling interest:
Loss from continuing operations, net of taxes	$(3,269)	$(60,132)	$(10,786)	$(55,532)
Discontinued operations, net of taxes	(31)	(3,592)	(800)	(4,097)

Net loss	$(3,300)	$(63,724)	$(11,586)	$(59,629)

Basic net loss per share
Continuing operations	$(0.21)	$(3.79)	$(0.68)	$(3.43)
Discontinued operations	$(0.00)	$(0.23)	$(0.05)	$(0.25)
Basic net loss per share	$(0.21)	$(4.02)	$(0.73)	$(3.68)
Diluted net loss per share
Continuing operations	$(0.21)	$(3.79)	$(0.68)	$(3.43)
Discontinued operations	$(0.00)	$(0.23)	$(0.05)	$(0.25)
Diluted net loss per share	$(0.21)	$(4.02)	$(0.73)	$(3.68)
Shares used in computing net loss per share
Basic	15,892,264	15,863,087	15,879,371	16,201,587
Diluted	15,892,264	15,863,087	15,879,371	16,201,587

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	October 4, 2009	September 28, 2008
	(unaudited)
Cash flows from operating activities:
Net loss attributable to controlling interest	$(11,586)	$(59,629)
Adjustments to reconcile net loss attributable to controlling interest to net cash (used in) provided by operating activities:
Depreciation, amortization and other non-cash charges	13,653	12,209
Noncontrolling interest, net of taxes	(272)	—
Deferred income taxes	(8,258)	(10,636)
Charge related to legal settlements	11,696	—
Non-cash impairment charge	—	69,778
Write-off of deferred financing costs	206	—
Change in assets and liabilities:
Accounts receivable	(1,516)	(989)
Inventories	2,372	945
Prepaid expenses and other assets	791	(2,615)
Income taxes receivable	369	1,102
Accounts payable	(754)	(3,873)
Accrued expenses	(11,886)	(8,024)
Other liabilities	2,133	3,899
Accrued income taxes	(122)	(820)

Net cash (used in) provided by operating activities	(3,174)	1,347

Cash flows from investing activities:
Purchases of property and equipment	(13,183)	(16,621)

Net cash used in investing activities	(13,183)	(16,621)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	20,900	29,500
Payments made on senior revolving credit facility	(8,200)	(7,500)
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(51)	(147)
Tax benefit related to restricted shares vested during the period	—	(58)
Principal reduction on obligation to financial institution	(110)	(100)
Borrowings under non-recourse loan	747	—
Payment of deferred financing costs	(653)	(160)
Decrease in restricted cash	1,321	—
Purchase of treasury stock	—	(9,395)

Net cash provided by financing activities	13,954	12,140

Effect of exchange rate changes on cash	51	89

Net decrease in cash and cash equivalents	(2,352)	(3,045)
Cash and cash equivalents at beginning of period	3,460	7,016

Cash and cash equivalents at end of period	$1,108	$3,971

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

October 4, 2009 and September 28, 2008

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation of discontinued operations (see Note 13). The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2009 is a 52 week year. Fiscal 2008 was a 53 week year. The 53rd week was included in the fourth quarter of fiscal 2008.

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and until February 14, 2006 was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC, a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. This transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of shares of common stock.

2)	New Accounting Pronouncements

Effective with the quarter ended October 4, 2009, titles and references to accounting standards have been updated to reflect the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) and Accounting Standards Update (“ASU”) references were applicable.

ASC Topic 105- “Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” formerly known as SFAS No. 168. This ASU establishes the Codification as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature released to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The ASU was effective for interim and annual periods ending after September 15, 2009. As the Codification does not change or alter existing U.S. GAAP, it did not impact our consolidated financial statements except for changing our accounting standard references.

The provisions of ASC Topic 820- “Fair Value Measurements and Disclosures,” pertain to the standard formerly known as FASB FSP 157-4- “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional guidance on circumstances that indicate when a transaction or market are not orderly. If it is determined that there has been a significant decrease in the volume or level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. The guidance was effective for interim and annual periods ending after August 27, 2009. The adoption of this ASC Topic will not impact the Company’s consolidated financial statements.

3)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. The Company paid interest of approximately $2,253,000 (which includes capitalized interest of approximately $63,000) and $2,124,000 (which includes capitalized interest of approximately $104,000) for the nine month periods ended October 4, 2009 and September 28, 2008, respectively. The Company received income tax refunds, net of income taxes paid, of approximately $64,000 for the nine month period ended October 4, 2009. The Company paid income taxes, net of refunds, of approximately $1,638,000 for the nine month period ended September 28, 2008.

4)	Income Taxes

The Company recognized an income tax benefit of $7,508,000 on a pre-tax loss related to continuing operations of $18,566,000 for the nine month period ended October 4, 2009. The Company’s effective tax (benefit) rate was approximately (40.4)% and (12.3)% for the nine month periods ended October 4, 2009 and September 28, 2008, respectively. During the nine month period ended October 4, 2009, the Company’s effective tax rate was impacted by certain discrete items, including a non-cash charge of approximately $659,000 related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits. Excluding the effect of these charges, the Company’s effective tax benefit for the nine month period ended October 4, 2009 was approximately 44.5%.

During the nine month period ended September 28, 2008, the Company’s tax rate was impacted by certain discrete items, including a non-cash charge of approximately $281,000 related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits. During the nine month period ended September 28, 2008, the Company also recorded a non-cash impairment charge for goodwill of approximately $41,600,000, which is not deductible for tax purposes and therefore this charge had no effect on the Company’s taxable income; a non-cash impairment charge for the intangible asset of approximately $6,000,000, for which the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset; and a non-cash impairment charge for long-lived assets of approximately $18,604,000, for which the Company recorded a deferred tax benefit of approximately $6,772,000. These benefits were partially offset by an income tax charge of approximately $358,000 due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of the Company’s subsidiaries for state tax benefits, due to the uncertainty of the utilization of these benefits. Excluding the tax effects of these non-cash impairment charges, the valuation allowance established against the deferred tax assets and miscellaneous charges and benefits, which were recognized on a discrete basis in the three and nine month periods ended September 28, 2008, the Company’s effective income tax rate was approximately 26.2% for the nine month period ended September 28, 2008. These rates differ from the statutory rate due to the recognition of FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits.

The realization of tax benefits of deductible temporary differences or tax credit carryforwards will depend on whether the Company has sufficient taxable income within the carryforward periods permitted by the tax law to allow for utilization of such benefits. Without sufficient taxable income to offset the deductible amounts and carryforwards, the related tax benefits will expire unused. The Company bases its estimates of future taxable income on operating plans and projections. These plans and projections include estimates for a number of factors, including future revenues, prices, inflation, marketing spending, exchange rates and capital spending. If we determine that all or a portion of our deferred tax assets will not result in a future tax benefit, a valuation allowance must be established with a corresponding charge to net income. If the current economic recession were to continue longer than expected, and therefore the Company’s income continues to be adversely affected, it is reasonably possible that the Company’s estimate of the realizability of deferred taxes could change.

5)	Net Income (Loss) per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, formerly known as SFAS No. 128, “Earnings per Share.” Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if unvested restricted stock awards were vested. Restricted stock of approximately 673,000 shares and approximately 684,000 shares for the three and nine month periods ended October 4, 2009, respectively, were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. Restricted stock of approximately 589,000 shares and approximately 644,000 shares for the three and nine month periods ended September 28, 2008, respectively, were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Nine month periods ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Loss from continuing operations, net of taxes	$(3,269)	$(60,132)	$(10,786)	$(55,532)
Discontinued operations, net of taxes	(31)	(3,592)	(800)	(4,097)

Net loss attributable to controlling interest	$(3,300)	$(63,724)	$(11,586)	$(59,629)

Shares:
Weighted average number of basic common shares outstanding	15,892,264	15,863,087	15,879,371	16,201,587
Dilutive potential common shares	—	—	—	—

Weighted average number of diluted common shares outstanding	15,892,264	15,863,087	15,879,371	16,201,587

Basic loss per share
Continuing operations	$(0.21)	$(3.79)	$(0.68)	$(3.43)
Discontinued operations	$(0.00)	$(0.23)	$(0.05)	$(0.25)
Basic net loss per share	$(0.21)	$(4.02)	$(0.73)	$(3.68)
Diluted net loss per share
Continuing operations	$(0.21)	$(3.79)	$(0.68)	$(3.43)
Discontinued operations	$(0.00)	$(0.23)	$(0.05)	$(0.25)
Diluted net loss per share	$(0.21)	$(4.02)	$(0.73)	$(3.68)

6)	Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three and nine month periods ended October 4, 2009 and September 28, 2008 are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Net loss attributable to controlling interest	$(3,300)	$(63,724)	$(11,586)	$(59,629)
Other comprehensive income:
Foreign currency translation	89	(103)	60	59

Comprehensive loss	(3,211)	(63,827)	(11,526)	(59,570)
Comprehensive income (loss) attributable to noncontrolling interest	31	—	(272)	—

Comprehensive loss attributable to controlling interest	$(3,242)	$(63,827)	$(11,254)	$(59,570)

7)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of October 4, 2009, the aggregate number of shares of the Company’s common stock that was approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On January 29, 2009, May 12, 2009 and July 28, 2009, the Company granted and issued 262,150 shares, 300 shares and 300 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a grant date price of $1.78 per share, $4.09 per share and $3.62 per share, respectively.

Activity relating to the equity incentive plan during the nine month period ended October 4, 2009 was as follows:

Unvested restricted stock outstanding as of January 4, 2009	583,740
Granted	262,750
Vested	(140,330)
Forfeited by termination	(47,020)

Unvested restricted stock outstanding as of October 4, 2009	659,140

As of October 4, 2009, there were 846,140 shares available for grant. In connection with the vesting of shares during the nine month period ended October 4, 2009, 29,518 shares of the 140,330 shares vested were surrendered at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such surrendered shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Restaurant operating expenses	$93	$94	$306	$284
General and administrative expenses	388	391	1,266	1,184
Marketing and promotional expenses	16	15	52	47

Stock-based compensation expense before income taxes	497	500	1,624	1,515
Income tax (benefit) expense	(181)	(186)	66	(283)

Net compensation expense	$316	$314	$1,690	$1,232

Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.02 in both basic and diluted net loss from continuing operations per share for the three month period ended October 4, 2009. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.11 in both basic and diluted net loss from continuing operations per share for the nine month period ended October 4, 2009. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.02 in both basic and diluted net loss from continuing operations per share for the three month period ended September 28, 2008. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.08 in both basic and diluted net loss from continuing operations per share for the nine month period ended September 28, 2008.

As of October 4, 2009, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $4,577,000, which will be recognized over a weighted average period of approximately 2.6 years.

8)	Financial Information about Geographic Areas

Income (loss) before income taxes from continuing operations for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Domestic (72 and 70 restaurants at October 4, 2009 and September 28, 2008, respectively)	$(5,500)	$(67,960)	$(19,487)	$(63,399)
Foreign (5 and 4 restaurants at October 4, 2009 and September 28, 2008, respectively)	626	(1,700)	921	83

Total	$(4,874)	$(69,660)	$(18,566)	$(63,316)

Domestic (loss) income before income taxes from continuing operations includes certain corporate expenses and other charges that relate to our U.S. based headquarters, and are included in domestic operations but not allocated to the foreign operations. The charge related to the legal settlements of approximately $1,129,000 and $11,696,000 is included in the domestic loss before income taxes from continuing operations for the three and nine month periods ended October 4, 2009, respectively (see Note 15). Of the estimated non-cash impairment charge of $66,204,000; $63,710,000 and $2,494,000 relates to domestic and foreign operations, respectively, for the three and nine month periods ended September 28, 2008.

9)	Senior Revolving Credit Facility

On February 14, 2006, the Company entered into an $115,000,000 senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the fifth amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduced the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of October 4, 2009, the Company had outstanding borrowings of approximately $73,500,000 under its senior revolving credit facility, of which approximately $3,500,000 is included in “Current portion of borrowings under senior revolving credit facility” in the accompanying consolidated balance sheet. As of October 4, 2009, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility.

The senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business during the current weak general economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2009; however, if the Company does not meet current projections and/or if the current economic recession were to continue longer than expected, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

10)	Non-recourse loan

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which our subsidiary may borrow up to $2,000,000. Loan proceeds are to be used solely for costs incurred in connection with construction and opening of our new restaurant located in Miami Beach, Florida, including for the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014. As of October 4, 2009, the outstanding amount borrowed was $747,000.

11)	Consolidation of Variable Interest Entity (Joint Venture)

The Company operates a Morton’s Steakhouse in Mexico City, Mexico in which the Company has a variable interest which has been included in the Company’s consolidated financial statements due to the fact that the Company is the primary beneficiary of the variable interest entity (“VIE”). The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Included in the consolidated balance sheets as of October 4, 2009 and January 4, 2009, are VIE assets of approximately $3,173,000 and $2,840,000, respectively, which includes restricted cash of $51,000 and $1,372,000, respectively. Also included in “Joint venture loan payable” in the consolidated balance sheets as of October 4, 2009 and January 4, 2009, is a VIE liability consisting of a joint venture loan payable with a balance of approximately $2,805,000 and $2,794,000, respectively. This loan represents an advance for capital needs, which is treated as debt of the joint venture and is repayable without interest.

The Company is not involved in any other VIEs.

12)	Restaurant Activity

On March 3, 2009, the Company opened a new Morton’s steakhouse in Mexico City through a joint venture structure. On October 2, 2009, the Company opened a Morton’s steakhouse in Miami Beach, Florida. During the nine month period ended October 4, 2009, the Company closed its Morton’s steakhouses in Southfield, Michigan; Westchester, Illinois; Minneapolis, Minnesota; Columbus, Ohio and Vancouver, Canada and its Bertolini’s restaurant in King of Prussia, Pennsylvania.

The Company has entered into a lease to open a new Morton’s steakhouse in Indian Wells, California.

13)	Discontinued Operations

During the second quarter of fiscal 2009, the Company closed its Morton’s steakhouses located in Southfield, Michigan; Westchester, Illinois; and Minneapolis, Minnesota and during the third quarter of fiscal 2009 closed its Morton’s steakhouses in Columbus, Ohio and Vancouver, Canada and its Bertolini’s restaurant in King of Prussia, Pennsylvania. In connection with the closing of these restaurants, the Company recorded lease exiting and related costs of approximately $882,000 pre-tax and approximately

$560,000 after-tax, representing rent, severance and the write-off of inventory and an additional accrual related to restaurants that were closed in fiscal 2008. During fiscal 2008, the Company recognized an impairment charge of approximately $3,574,000 which represented the entire balance, less a minimal salvage value, of property and equipment and goodwill of the restaurants closed during fiscal 2009, as a result there was no further impairment recorded during fiscal 2009 related to these restaurants. Additionally, during the third quarter of fiscal 2009, the Company received an offer to purchase the assets of one of its restaurants. The sale is scheduled to close in December 2009. The assets of this restaurant are included in “Assets held for sale” in the accompanying consolidated balance sheets and the operations of this restaurant have been included in discontinued operations in the accompanying consolidated statements of operations.

During the first quarter of fiscal 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana. During the fourth quarter of fiscal 2008, the Company closed its Morton’s steakhouses in Kansas City, Missouri and in Charlotte (Southpark), North Carolina. In connection with the closing of the Morton’s steakhouse in Charlotte (Southpark), North Carolina, during the fourth quarter of fiscal 2008, the Company recorded lease exiting and related costs of approximately $374,000 pre-tax or $223,000 after-tax, representing rent, severance and the write-off of inventory. In connection with the closing of the Morton’s steakhouse in Kansas City, Missouri, during the fourth quarter of fiscal 2008, the Company recorded a net benefit of approximately $209,000 pre-tax or $124,000 after-tax, representing the reversal of the related deferred rent obligation partially offset by severance and the write-off of inventory. There was no such charge related to the closing of Bertolini’s in Indianapolis, Indiana. During fiscal 2008, the Company recognized an impairment charge of approximately $37,000 related to the property and equipment of the three restaurants closed during fiscal 2008.

During the second quarter of fiscal 2009, the Company determined that the closed restaurants should be accounted for as discontinued operations in accordance with ASC Topic 360, formerly known as SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, due to the fact that the Company does not expect any further direct or indirect cash inflows from these restaurants. As a result of the additional restaurants closed during fiscal 2009, the Company determined that it was appropriate to present all closed restaurants as discontinued operations. Accordingly, the results of operations for the closed restaurants and the one restaurant which is expected to be sold in December 2009 discussed above have been reclassified to discontinued operations in the statements of operations for all periods presented.

The results of discontinued operations were as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Revenues	$1,329	$4,855	$7,987	$16,815
Loss before income taxes	(237)	(4,250)	(1,366)	(5,016)
Income tax benefit	(206)	(658)	(566)	(919)
Net loss	$(31)	$(3,592)	$(800)	$(4,097)

14)	Non-cash Impairment Charges

For the third quarter of 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets and liabilities, including goodwill, its other intangible asset and other long-lived assets, was therefore required.

After performing the interim test for impairment, it was determined that the goodwill, the intangible asset and certain long-lived assets were impaired. Accordingly, the Company recorded non-cash impairment charges in continuing operations in the amounts of $41,600,000, $6,000,000 and $18,604,000, related to goodwill, the intangible asset and certain long-lived assets, respectively, and non-cash impairment charges related to goodwill and certain long-lived assets in discontinued operations of $2,400,000 and $1,174,000, respectively. The charge of $66,204,000 pre-tax and $57,557,000 after-tax relating to continuing operations and $3,574,000 pre-tax and $3,143,000 after-tax relating to discontinued operations was measured and recognized following the guidance in ASC Topic 350 formerly known as SFAS No. 142, “Goodwill and Other Intangible Assets,” and ASC Topic 360 formerly known as SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which require that the carrying value of goodwill, other intangible assets and other long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist. The non-cash impairment charge for the goodwill of $41,600,000 from continuing operations and $2,400,000 from discontinued operations is not deductible for tax purposes and therefore this charge had no effect on the Company’s taxable income. In connection with the recognition of the non-cash impairment charge for the intangible asset of $6,000,000, the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset. In connection with the recognition of the non-cash impairment charge for long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) of approximately $18,604,000 from continuing operations and approximately $1,174,000 from discontinued operations the Company recorded a deferred tax benefit of approximately $6,772,000 and $535,000, respectively

15)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, formerly known as SFAS No. 5, “Accounting for Contingencies,” and Emerging Issues Task Force (“EITF”) Topic D-77. A liability is recorded when the liability is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York and Illinois arbitrations) and federal (Massachusetts arbitration) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There were two group arbitrations pending in New York. In the first, the arbitrator permitted 78 claimants to consolidate their arbitrations into one action and proceed as a collective action. In July 2008 a joint stipulation of settlement and release was entered into by the parties and in September 2008, court approval was obtained resolving this matter with the exception of one remaining claimant. In June 2009, a settlement agreement was entered into with the one remaining claimant and in July 2009 court approval was obtained resolving this matter. The second New York arbitration was filed in October 2006 and contained similar allegations as the first New York arbitration. There were four named claimants in this arbitration proceeding. The claimants sought to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator determined that the matter may proceed as a class and certified a class comprising a group of servers in the New York restaurants. The Company moved to vacate that decision. In December 2008, an agreement was reached to resolve this matter. A joint stipulation of settlement and release was entered into by the parties in February 2009. In July 2009, court approval was obtained resolving this matter. In the case involving Massachusetts state claims only, the arbitrator ruled that the claimants may proceed as a class and that there would be no automatic certification. In July 2009, a settlement agreement was entered into by the parties in conjunction with the settlement of the nationwide class action referred to below.

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

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. In July 2009, a settlement agreement covering all of these individual arbitrations was entered into. In September 2009, arbitrator approval was obtained and in October 2009, court approval was obtained resolving this matter.

During the second quarter of fiscal 2009, the Company recorded a charge related to the July 2009 settlements discussed above and similar labor claims of $10,567,000 pre-tax or $6,707,000 after-tax. During the third quarter of fiscal 2009, the Company recorded an additional charge of $1,129,000 pre-tax or $717,000 after-tax, which represents the change in the estimated fair value of the share-based component of the settlement of the nationwide class action. As of October 4, 2009, the accrual related to these legal settlements and other similar labor claims is $12,574,000 of which $9,814,000 is included in “Other long term liabilities” in the accompanying consolidated balance sheet. The consideration in the settlements includes the payment of cash over up to a four year period as well as the issuance of preferred stock by the Company. The preferred stock, which will have an aggregate liquidation preference of $6,000,000, will be issued in connection with the settlement of the nationwide class action within thirty days following court approval of such settlement (but not prior to January 1, 2010) and after two years from the date of its issuance may be converted into up to 1,200,000 shares of the Company’s common stock (or a lesser number of shares depending on the conversion price computed at the time the court approves the settlement). The Company will have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlement of the nationwide class action was recorded at fair value as of October 4, 2009. The portion of the accrual relating to the preferred stock will be adjusted to fair value at each quarter end until all contingencies related to the issuance of the preferred stock are removed. Upon final approval of the settlement by the court a final adjustment to the fair value will be recorded. All changes in the estimated fair value of the preferred stock will be recorded in the consolidated statement of operations. ASC 820, formerly known as FASB No. 157, “Fair Value Measurements,” establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. The fair value of the liability that is related to the preferred stock is calculated based on current market conditions and using a Black-Scholes option pricing model. The Company believes the measurement of the fair value of the preferred stock component of the settlement is properly classified as level three of the hierarchy of measurements. As of October 4, 2009, the aggregate estimated value of the preferred stock to be issued upon final settlement is $4,460,000, or $3.72 per share for the up to 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the preferred stock, using the following assumptions:

Strike price (1)	$4.55
Expected volatility (2)	55%
Risk-free interest rate (3)	0.63%
Expected life (4)	90 days
Common Stock Price (5)	$3.98

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

(2)	Based on historical volatility of the Company’s common stock over the expected life of the preferred stock.
(3)	Represents the LIBOR rate matching the expected life of the preferred stock.
(4)	The period of time from the date the liability is recognized under ASC Topic 450, formerly known as SFAS No. 5, and the projected date the contingencies are removed.
(5)	The stock price as of the last day of our fiscal period ended October 4, 2009.

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

Many parts of the world including the United States have been in a recession and we believe that these weak general economic conditions could continue through 2009 and possibly beyond. The ongoing impact of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and/or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis. Our operating performance, as well as our liquidity position, have been and continue to be negatively affected by these economic conditions, many of which are beyond our control. We do not believe that it is likely that these adverse economic conditions, and their effect on the restaurant industry, will improve significantly in the near term.

Results of Operations

Three Month Period Ended October 4, 2009 (13 weeks) compared to Three Month Period Ended September 28, 2008 (13 weeks) and Nine Month Period Ended October 4, 2009 (39 weeks) compared to Nine Month Period Ended September 28, 2008 (39 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry. Negative comparable restaurant revenues adversely impacted earnings due to the deleveraging effect on our fixed cost base. We expect these economic conditions to impact our results through fiscal 2009 and possibly beyond. As a result, we could experience reduced revenues and incur a net loss during the remaining quarter of fiscal 2009 and possibly beyond.

Our net loss for the three month period ended October 4, 2009 was $3.3 million compared to net loss of $63.7 million for the three month period ended September 28, 2008. Our net loss for the nine month period ended October 4, 2009 was $11.6 million compared to net loss of $59.6 million for the nine month period ended September 28, 2008. The three and nine month periods ended September 28, 2008 include an estimated non-cash impairment charge of $66.2 million and $3.6 million relating to continuing operations and discontinued operations, respectively. Excluding the effect of these impairment charges, the change to our net loss is primarily due to a decrease in comparable restaurant revenues net of related food and beverage and restaurant operating costs, as well as the charge related to the legal settlements of $11.7 million. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2008 and the nine month period ended October 4, 2009.

Revenues decreased $8.9 million, or 12.2%, to $64.1 million for the three month period ended October 4, 2009 from $73.0 million for the three month period ended September 28, 2008. Revenues decreased $11.4 million, or 16.8%, due to a decrease in revenues from comparable restaurants. Revenues decreased $0.5 million due to a decrease in revenues from our Trevi restaurant. Revenues increased $2.5 million due to the opening of six new restaurants (two in the nine month period ended October 4, 2009 and four in fiscal 2008). Revenues increased $0.5 million due to an increase in revenues from our Morton’s steakhouse in Beverly Hills, California, which was closed from June 1, 2008 to September 10, 2008 for major renovations. Average revenue per restaurant open all of either period being compared decreased 12.9%. Revenues for the three month period ended October 4, 2009 also reflect the impact of aggregate menu price increases of approximately 1.5% in July 2008, 0.8% in October 2008 and 1.0% in June 2009 at our Morton’s

steakhouses and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008 and 1.0% in October 2008.

Revenues decreased $40.9 million, or 16.8%, to $203.3 million for the nine month period ended October 4, 2009 from $244.2 million for the nine month period ended September 28, 2008. Revenues decreased $51.3 million, or 22.4%, due to a decrease in revenues from comparable restaurants. Revenues decreased $1.3 million due to a decrease in revenues from our Trevi restaurant. Revenues increased $10.4 million due to the opening of six new restaurants (two in the nine month period ended October 4, 2009 and four in fiscal 2008). Revenues increased $0.6 million due to an increase in revenues from our Morton’s steakhouse in Beverly Hills, California, which was closed from June 1, 2008 to September 10, 2008 for major renovations. Revenues increased as a result of increased gift card breakage income of $0.7 million. Gift card breakage for the nine months ended October 4, 2009, includes gift card breakage income of $0.7 million relating to a legacy paper gift certificate program; such revenue was recognized after determining the probability of redemption of these paper gift certificates was remote. Average revenue per restaurant open all of either period being compared decreased 18.4%. Revenues for the nine month period ended October 4, 2009 also reflect the impact of aggregate menu price increases of approximately 1.0% in February 2008, 1.5% in July 2008, 0.8% in October 2008 and 1.0% in June 2009 at our Morton’s steakhouses and the impact of a menu price increase at our Italian restaurants of approximately 2.0% in August 2008 and 1.0% in October 2008.

Food and beverage costs decreased $4.5 million, or 18.6%, to $19.8 million for the three month period ended October 4, 2009 from $24.3 million for the three month period ended September 28, 2008. These costs decreased $17.4 million, or 21.7%, to $62.8 million for the nine month period ended October 4, 2009 from $80.2 million for the nine month period ended September 28, 2008. These decreases are directly related to the decrease in revenues as compared to the prior period, partially offset by the effects of opening six new restaurants (two in the nine month period ended October 4, 2009 and four in fiscal 2008). Food and beverage costs as a percentage of revenues decreased to 30.9% for the three month period ended October 4, 2009 from 33.3% for the three month period ended September 28, 2008 and decreased to 30.9% for the nine month period ended October 4, 2009 from 32.8% for the nine month period ended September 28, 2008. These decreases were primarily due to the impact of the aggregate menu price increases and lower meat and other food costs when compared to the three and nine month periods ended September 28, 2008.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, decreased $1.5 million, or 3.7%, to $38.5 million for the three month period ended October 4, 2009 from $40.0 million for the three month period ended September 28, 2008. These costs decreased $5.6 million, or 4.6%, to $116.8 million for the nine month period ended October 4, 2009 from $122.4 million for the nine month period ended September 28, 2008. These decreases were primarily due to a decrease in salaries, wages and benefits and a decrease in rent expense, as a result of obtaining rent concessions from landlords, partially offset by the increased costs due to the opening of six new restaurants (two in the nine month period ended October 4, 2009 and four in fiscal 2008). Included in the three month periods ended October 4, 2009 and September 28, 2008 is non-cash rent expense of $1.1 million and $45,000 respectively. Included in the nine month periods ended October 4, 2009 and September 28, 2008 is non-cash rent expense of $2.1 million and $0.1 million respectively. Restaurant operating expenses as a percentage of revenues increased to 60.1% for the three month period ended October 4, 2009 from 54.8% for the three month period ended September 28, 2008 and increased to 57.5% for the nine month period ended October 4, 2009 from 50.1% for the nine month period ended September 28, 2008. These increases were primarily due to the deleveraging effect on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $0.2 million, or 26.1%, to $0.6 million for the three month period ended October 4, 2009 from $0.8 million for the three month period ended September 28, 2008. These costs decreased $0.7 million, or 27.5%, to $1.8 million for the nine month period ended October 4, 2009 from $2.5 million for the nine month period ended September 28, 2008. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.4 million, or 11.3%, to $2.8 million for the three month period ended October 4, 2009 from $3.2 million for the three month period ended September 28, 2008. Depreciation and amortization decreased $0.7 million, or 7.3%, to $8.9 million for the nine month period ended October 4, 2009 from $9.6 million for the nine month period ended September 28, 2008. These decreases are due to the write-off of certain long-lived assets during fiscal 2008, partially offset by the depreciation and amortization relating to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $2.2 million, or 37.7%, to $3.6 million for the three month period ended October 4, 2009 from $5.8 million for the three month period ended September 28, 2008. These costs decreased $6.9 million, or 36.1%, to $12.2 million for the nine month period ended October 4, 2009 from $19.1 million for the nine month period ended September 28, 2008. General and administrative expenses as a percentage of revenues decreased to 5.7% for the three month period ended October 4, 2009 from 8.0% for the three month period ended September 28, 2008 and decreased to 6.0% for the nine month period ended October 4, 2009 from 7.8% for the nine month period ended September 28, 2008. These decreases are primarily due to a decrease in bonuses, reduced legal expenses and the impact of the implementation of certain cost reduction programs.

Marketing and promotional expenses decreased $0.2 million, or 10.3%, to $1.4 million for the three month period ended October 4, 2009 from $1.6 million for the three month period ended September 28, 2008. These costs decreased $0.7 million, or 12.3%, to $4.8 million for the nine month period ended October 4, 2009 from $5.5 million for the nine month period ended September 28, 2008. Marketing and promotional expenses as a percentage of revenues remained consistent at 2.2% for the three month periods ended October 4, 2009 and September 28, 2008 and increased to 2.4% for the nine month period ended October 4, 2009 from 2.2% for the nine month period ended September 28, 2008.

Non-cash impairment charge of $66.2 million from continuing operations and $3.6 million from discontinued operations for the three and nine month periods ended September 28, 2008 represents an estimated non-cash charge associated with the impairment of goodwill, our intangible asset and other long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). The estimated impairment charge was primarily triggered by our continued low market capitalization relative to the book value of our equity, as well as other recent and current market conditions. After performing the interim test for impairment, it was determined that the goodwill, the other intangible asset and long-lived assets were impaired and accordingly we recorded estimated non-cash impairment charges in the amounts of $44.0 million, $6.0 million and $19.8 million, respectively.

Charge related to legal settlements of $1.1 million and $11.7 million for the three and nine month periods ended October 4, 2009, respectively, relates to the settlement of certain wage and hour and similar labor claims against us and certain of our subsidiaries. The settlements involve the payments of cash over up to a four year period as well as the issuance of preferred stock by us. The preferred stock, which will have an aggregate liquidation preference of $6.0 million, will be issued in connection with the settlement of the nationwide class action within thirty days following court approval of such settlement (but not prior to January 1, 2010), and after two years from the date of its issuance may be converted into up to 1,200,000 shares of our common stock (or a lesser number of shares depending on the conversion price computed at the time the court approves the settlement). We will have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlement was recorded at its estimated fair value as of October 4, 2009. The portion of the settlement accrual relating to the preferred stock will be adjusted to fair value at each quarter end until all contingencies related to the issuance of the preferred stock are removed. Upon final approval of the settlement by the court a final adjustment to the fair value will be recorded. During this period, all changes in the estimated fair value of the preferred stock will be recorded in the consolidated statement of operations. The estimated fair value of the preferred stock issuable in the settlement is calculated based on current market conditions using a Black-Scholes option pricing model.

Write-off of deferred financing costs of $0.2 million for the nine month period ended October 4, 2009 represents the partial write-off of previously recorded deferred financing costs in connection the amendment of our senior revolving credit facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009.

Interest expense, net increased $0.3 million, or 42.6%, to $1.1 million for the three month period ended October 4, 2009 from $0.7 million for the three month period ended September 28, 2008. Interest expense, net increased $0.6 million, or 27.2%, to $2.7 million for the nine month period ended October 4, 2009 from $2.1 million for the nine month period ended September 28, 2008. These increases are primarily due to an increase in borrowings during the three and nine month periods ended October 4, 2009 when compared to the three and nine month periods ended September 28, 2008. Interest income for the three and nine month periods ended October 4, 2009 was insignificant. There was no interest income for the three and nine month periods ended September 28, 2008.

Provision for income taxes consisted of an income tax benefit of $7.5 million for the nine month period ended October 4, 2009 and an income tax benefit of $7.8 million for the nine month period ended September 28, 2008. Our effective tax benefit rate was 40.4% and 12.3% for the nine month periods ended October 4, 2009 and September 28, 2008, respectively. During the nine month period ended October 4, 2009, our tax rate was impacted by certain discrete items, including non-cash charges of approximately $0.7 million, related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits. Excluding the effect of these charges, the Company’s effective tax benefit rate for the nine month period ended October 4, 2009 was approximately 44.5%.

During the nine month period ended September 28, 2008, our tax rate was impacted by certain discrete items, including a non-cash charge of approximately $0.3 million, related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits. During the nine month period ended September 28, 2008, we also recorded a non-cash impairment charge for goodwill of approximately $41.6 million, which is not deductible for tax purposes and therefore this charge had no effect on our taxable income; a non-cash impairment charge for the intangible asset of approximately $6.0 million, for which we recorded a deferred tax benefit of approximately $2.2 million to reduce a previously established deferred tax liability related to the intangible asset; and a non-cash impairment charge for long-lived assets of approximately $18.6 million for which the Company recorded a deferred tax benefit of approximately $6.8 million. These benefits were partially offset by an income tax charge of approximately $0.4 million due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of the Company’s subsidiaries for state tax benefits, due to the uncertainty of the utilization of these benefits. Excluding the tax effects of these non-cash impairment charges of $66.2 million pre-tax (see Note 14), the valuation allowance established against the deferred tax assets and miscellaneous charges and benefits, which were recognized on a discrete basis in the three and nine month periods ended September 28, 2008, the Company’s effective income tax rate was approximately 26.2% for the nine month period ended September 28, 2008. These rates differ from the statutory rates due to the recognition of FICA and other tax credits, and foreign, state and local taxes partially offset by miscellaneous charges and benefits.

Net income attributable to noncontrolling interest of $31,000 and net loss attributable to noncontrolling interest of $0.3 million for the three and nine month periods ended October 4, 2009, respectively, consists of our partner’s 49.99% share of the net income (loss) of the Morton’s steakhouse located in Mexico City.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations, for the next twelve months, through cash provided by operations. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances could adversely affect our liquidity. As of October 4, 2009, we had cash and cash equivalents of $1.1 million compared to $3.5 million as of January 4, 2009.

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

We are managing our business during this time through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on our current projections, we believe that our cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital and investment requirements and our debt service obligations for the next twelve months. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include further reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs.

Working Capital and Cash Flows

As of October 4, 2009, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash flows used in operating activities for the nine month period ended October 4, 2009 were $3.2 million consisting primarily of a decrease in accounts payable and accrued expenses of $12.6 million partially offset by a decrease in inventories of $2.4 million and net income before depreciation, amortization and other non-cash charges, a change in deferred income taxes and the charge related to legal settlements of $5.5 million.

Investing Activities

Cash flows used in investing activities for the nine month period ended October 4, 2009 were $13.2 million due to purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the nine month period ended October 4, 2009 were $14.0 million, primarily consisting of net borrowings under our senior revolving credit facility of $12.7 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. On March 4, 2009, we entered into the fifth amendment to the senior revolving credit facility reducing the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. Our senior revolving credit facility matures on February 14, 2011. As of October 4, 2009, we had outstanding borrowings of approximately $73.5 million under our senior revolving credit facility at a weighted average interest rate of 3.89%, of which approximately $3.5 million is included in “Current portion of borrowings under senior revolving credit facility” in the consolidated balance sheet. As of October 4, 2009, we were in compliance with all of the financial covenants included in the senior revolving credit facility. However, if the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants in the future.

Non-recourse loan

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary may borrow up to $2.0 million. Loan proceeds are to be used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including for the acquisition and installation of furniture, fixture and equipment. The loan bears interest at 8.0% and matures on October 1, 2014. As of October 4, 2009, the outstanding amount borrowed was $0.7 million.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan of $4.0 million with a predecessor of GE Capital Franchise Finance, the proceeds of which were used to fund the purchase of land and construction of a restaurant. The mortgage loan bears interest at 8.98% per annum and is scheduled to mature in March 2021. On October 4, 2009 and January 4, 2009, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.1 million and $3.2 million, respectively, of which approximately $0.2 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. As of October 4, 2009, we were in compliance with all of the financial covenants included in this mortgage loan.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantees, for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table presents our contractual commitments associated with our debt and other obligations disclosed above as of October 4, 2009:

	Remainder
	2009	2010	2011	2012	2013	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$4,205	$2,821	$70,353	$—	$—	$—	$77,379
Non-recourse loan, including interest	15	60	60	60	60	791	1,046
Mortgage loan with GE Capital Franchise Finance, including interest	109	435	435	435	435	3,156	5,005

Subtotal	4,329	3,316	70,848	495	495	3,947	83,430
Operating leases	6,119	28,781	28,940	28,589	28,520	197,968	318,917
Purchase commitments	690	—	—	—	—	—	690

Total	$11,138	$32,097	$99,788	$29,084	$29,015	$201,915	$403,037

(a)	Interest is based on borrowings as of October 4, 2009 and current interest rates.

During the first nine months of fiscal 2009, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $15.0 million. During the first nine months of fiscal 2009, capital expenditures were reduced by landlord contributions of approximately $1.9 million. We estimate that we will spend up to approximately $17.0 million in fiscal 2009, including the $15.0 million recorded in the first nine months of fiscal 2009, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2009 are expected to be reduced by landlord contributions of approximately $2.8 million. We anticipate that funds generated through operations, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2009. We cannot be sure, however, that this will be the case.

New Accounting Standards

In June 2009, the FASB issued updated guidance related to the consolidation of variable interest entities (“VIE”). This new guidance requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This new guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this guidance will not have a material impact on our consolidated financial statements.

ASC 820—“Fair Value Measurements and Disclosures)—Measuring Liabilities at Fair Value”. This ASU provides additional guidance for measuring a liability at fair value. When a quoted price in an active market for the identical liability is not available, a reporting entity is required to use a valuation technique that uses the quoted price for similar liabilities traded or quoted prices for an identical liability or similar liabilities traded as an asset. An entity may also use a valuation technique that is consistent with the principles of Topic 820 such as an income or market approach. This ASU is effective for the first reporting period beginning after August 27, 2009. We have not yet determined the impact of this ASU on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of October 4, 2009, we owned and operated five international restaurants, one each in: Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 4, 2009, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage and the non-recourse loan, are payable at fixed rates of interest. As of October 4, 2009, there were borrowings outstanding under our floating rate senior revolving credit facility of approximately $73.5 million. As a result, a hypothetical 10% fluctuation in interest rates would have an immaterial impact on earnings for the nine month period ended October 4, 2009.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $1.7 million on earnings for the nine month period ended October 4, 2009.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 4, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 4, 2009 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in New York, Massachusetts and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (New York and Illinois arbitrations) and federal (Massachusetts arbitration) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. There were two group arbitrations pending in New York. In the first, the arbitrator permitted 78 claimants to consolidate their arbitrations into one action and proceed as a collective action. In July 2008 a joint stipulation of settlement and release was entered into by the parties and in September 2008, court approval was obtained resolving this matter with the exception of one remaining claimant. In June 2009, a settlement agreement was entered into with the one remaining claimant and in July 2009 court approval was obtained resolving this matter. The second New York arbitration was filed in October 2006 and contained similar allegations as the first New York arbitration. There were four named claimants in this arbitration proceeding. The claimants sought to represent a class of current and former employees from the Morton’s steakhouses in New York (Midtown Manhattan), Great Neck and White Plains for a six year time period. The arbitrator determined that the matter may proceed as a class and certified a class comprising a group of servers in the New York restaurants. The Company moved to vacate that decision. In December 2008, an agreement was reached to resolve this matter. A joint stipulation of settlement and release was entered into by the parties in February 2009. In July 2009, court approval was obtained resolving this matter. In the case involving Massachusetts state claims only, the arbitrator ruled that the claimants may proceed as a class and that there would be no automatic certification. In July 2009, a settlement agreement was entered into by the parties in conjunction with the settlement of the nationwide class action referred to below.

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

In April 2008, a former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, Northern District of Illinois, alleging that the Company failed to pay overtime wages in violation of the Fair Labor Standards Act. In addition, in April 2008, another former employee of the Chicago (Wacker), Illinois Morton’s steakhouse filed a statewide class action complaint in state court in the Circuit Court of Cook County, Illinois County Department alleging that certain food deductions, tip pooling practices and tip credits taken by the Company violate Illinois wage and hour laws. The Company filed motions to dismiss both complaints and compel arbitration for both matters. In July 2008, the plaintiff in the federal action filed a motion to dismiss the lawsuit (without prejudice), which was granted by the court. In September 2008, the court granted the Company’s motion to dismiss and compel arbitration for the state action and the plaintiff in such action subsequently filed a motion asking the court to reconsider its decision. This motion was denied and the case was dismissed. The plaintiffs, along with a group of others, subsequently filed individual claims in arbitration. In July 2009, a settlement agreement covering all of these individual arbitrations was entered into. In September 2009, arbitrator approval was obtained and in October 2009, court approval was obtained resolving this matter. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosure regarding the July 2009 settlements.

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

The Further Spread of H1N1 or Similar Influenza May Adversely Affect Our Business

The further spread of H1N1 or similar influenza, which is more commonly known as “swine flu,” may adversely affect our business. Due to the outbreak of H1N1 influenza in Mexico, our restaurant in Mexico City, Mexico was temporarily closed on April 26, 2009 and reopened on May 6, 2009, initially, with certain general restrictions imposed by the local government to help prevent the spread of the H1N1 influenza. Our results of operations for this restaurant were adversely impacted while such restrictions were in place. We could also be adversely affected if other jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Past outbreaks of severe acute respiratory syndrome, which is also known as SARS, and Avian flu had a negative impact on our restaurants, and another outbreak of H1N1 influenza may also reduce traffic in our restaurants. H1N1 influenza also could adversely affect our ability to adequately staff our restaurants, receive deliveries on a timely basis and/or perform functions at the corporate level. Even if H1N1 influenza does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

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

During the three and nine month periods ended October 4, 2009, the Company did not purchase shares of its common stock.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: November 6, 2009	By:	/s/ THOMAS J. BALDWIN

Thomas J. Baldwin
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ RONALD M. DINELLA

Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)