Form 10-K
period 2010-01-03
MORTONS RESTAURANT GROUP INC
filed 2010-03-09
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  or  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  or  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  or  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐  or  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b of the Act).    Yes  ☐  or  No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 2, 2009, the last business day of the registrant’s most recently completed second quarter, was $29 million (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

As of February 23, 2010, the registrant had 16,740,843 shares of its common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended January 3, 2010.

Part I

Item 1.	Business

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and, until February 14, 2006, was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of MRG on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. As used in this Report, except where the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to MRG and its consolidated subsidiaries. In February 2006, MRG and certain selling stockholders completed an initial public offering (“IPO”) of shares of common stock.

General

As of January 3, 2010, the Company owned and operated 76 Morton’s The Steakhouse restaurants (“Morton’s”) and one Trevi restaurant (“Trevi”). Morton’s are upscale steakhouse restaurants associated with a fine steakhouse dining experience. Morton’s and Trevi appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences.

Morton’s The Steakhouse Restaurants

As of January 3, 2010, the Company owned and operated 76 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 27 states and San Juan, Puerto Rico, and five international locations (Toronto, Canada; Hong Kong, China; Macau, China; Mexico City, Mexico; and Singapore). During fiscal 2009, the Company opened new Morton’s steakhouses in Mexico City, Mexico (through a joint venture structure) and in Miami Beach, Florida. As of February 23, 2010, the Company currently has a signed lease for a new Morton’s steakhouse in Indian Wells, California. During fiscal 2009, the Company closed its Morton’s steakhouses in Southfield, Michigan; Westchester, Illinois; Minneapolis, Minnesota; Columbus, Ohio; Vancouver, Canada; and Annapolis, Maryland.

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

Morton’s caters primarily to high-end, business-oriented clientele. All Morton’s are open seven days a week. The 64 Morton’s serving only dinner are typically open from 5:00 p.m. to 10:00 p.m. or 11:00 p.m., while the 12 Morton’s serving both dinner and lunch typically open at 11:30 a.m. for lunch. All except for one

Morton’s have on-premises, private dining and meeting facilities referred to as “Boardrooms.” During the fiscal year ended January 3, 2010, the average per-person check, including lunch, dinner and Boardroom, was $96.17. Management believes that a vast majority of Morton’s weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 28% of Morton’s revenues during fiscal 2009, and 29% during fiscal 2008 and fiscal 2007. In the 12 Morton’s serving both dinner and lunch during fiscal 2009, dinner service accounted for approximately 84% of revenues and lunch service accounted for approximately 16%. During fiscal 2009, Boardroom revenues were approximately 17% of revenues in those locations offering Boardrooms.

Management believes that its operations and cost control systems, which have been developed and refined over its 31-year history, enable Morton’s to maintain a high degree of control over operating expenses and allow Morton’s to better adjust its cost structure to changes in revenues. Morton’s staff is highly trained, experienced and motivated. Morton’s management believes that its centralized sourcing from its primary suppliers of beef and other products gives it significant cost and availability advantages over many independent steakhouses. All Morton’s steakhouses report daily through a sophisticated point-of-sale and accounting system that allows the Company to monitor its revenues, costs and inventory.

Trevi Restaurant

As of January 3, 2010, the Company owned and operated one Italian restaurant, Trevi, which opened on February 2, 2007. Trevi features classic Italian favorites served in a café dining environment. For the fiscal year ended January 3, 2010, the average per-person check for Trevi, including lunch and dinner, was $33.39. Trevi is open seven days a week, for lunch and dinner, with typical hours of 11:00 a.m. to 12:00 midnight. During fiscal 2009, dinner service accounted for approximately 70% of revenues and lunch service accounted for approximately 30% of revenues. Sales of alcoholic beverages accounted for approximately 25% of Trevi revenues during fiscal 2009, fiscal 2008 and fiscal 2007. Based on a strategic assessment of trends, during fiscal 2009 the Company closed its Bertolini’s Authentic Trattoria (“Bertolini’s”) restaurant in King of Prussia, Pennsylvania and sold the one remaining Bertolini’s restaurant in Las Vegas (Village Square), Nevada. See “Item 1A. Risk Factors- Our Restaurants may not be able to compete successfully with other restaurants and, as a result, we may not achieve our projected revenue and profitability targets.” The Company has not signed any leases for new Trevi restaurants.

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

The standard decor and interior design of each of the Company’s restaurant concepts can be readily adapted to accommodate different types of locations. Management believes that the locations of the Company’s restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has opened new restaurants, the Company has developed and refined specific criteria by which it evaluates each prospective site. Potential sites are generally sought in major metropolitan areas. Management considers factors such as demographic information, average household size, income, traffic patterns, proximity to shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. The Company’s ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease or purchase of locations, raising or having available an adequate amount of money for construction and opening costs, hiring, training and retaining the skilled management and other employees necessary to meet staffing needs in a timely manner, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and money used to build and open each new restaurant. For these and other reasons, there can be no assurance that the Company’s expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

Morton’s. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. Since 1978, Morton’s has grown to 76 restaurants as of February 23, 2010. During fiscal 2009, the Company opened new Morton’s steakhouses in Mexico City, Mexico (through a joint venture structure) and in Miami Beach, Florida. As of February 23, 2010, the Company currently has a signed lease for a new Morton’s steakhouse in Indian Wells, California.

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

Morton’s are very similar in terms of style, concept and decor, and are typically located in upscale retail, hotel, commercial and office complexes in major metropolitan areas and urban centers and surrounding suburban areas. The approximate gross costs per restaurant to the Company for the two Morton’s opened in leased premises between January 5, 2009 and February 23, 2010 ranged from approximately $3.5 million to $4.0 million, including costs for leasehold construction, furniture, fixtures, equipment and pre-opening expenses. For these restaurants, costs were offset by a landlord development allowance and a non-recourse loan from landlord of approximately $2.8 million or funding from a joint venture of approximately $3.2 million.

Trevi Restaurant. As of January 3, 2010, the Company owned and operated one Italian restaurant, Trevi, which opened on February 2, 2007. The gross costs to the Company for Trevi were approximately $12.7 million, including costs for leasehold construction, furniture, fixtures, equipment and pre-opening expenses. No Trevi restaurants were opened during fiscal 2009 and there are no plans to open any in the foreseeable future.

Restaurant Locations

The Company owned and operated 76 Morton’s and one Trevi restaurant as of February 23, 2010. The following table provides information with respect to those restaurants:

Morton’s The Steakhouse Restaurants	Date Opened
Arizona
Phoenix	March 1996
Scottsdale	January 1999
California
Anaheim	December 2006
Beverly Hills	October 1992
Burbank (1)	November 2002
Los Angeles (Downtown)	November 2001
Palm Desert	January 1994
Sacramento (2)	May 1993
San Diego	April 1997
San Francisco	November 1994
San Jose	February 2007
Santa Ana/Costa Mesa	November 2001
Woodland Hills (1)	December 2007
Colorado
Denver (Downtown)	March 1995
Denver (Tech Center)	March 2000
Connecticut
Hartford	September 2000
Stamford	February 1998
Florida
Boca Raton	August 1999
Coral Gables	June 2008
Jacksonville	June 2000
Fort Lauderdale	December 2008
Miami (Downtown)	December 1997
Miami Beach	October 2009
North Miami Beach	July 1998
Orlando	March 1996
Palm Beach	November 1991
Georgia
Atlanta (Buckhead)	March 1994
Atlanta (Downtown)	November 1995
Hawaii
Honolulu	November 2001
Illinois
Chicago (State Street) (3)	December 1978
Chicago (Wacker Place)	February 2005
Naperville	March 2008
Northbrook	September 2006
Rosemont	June 1989
Schaumburg	December 1999
Indiana
Indianapolis	November 1999

Morton’s The Steakhouse Restaurants	Date Opened
Kentucky
Louisville	June 2001
Louisiana
New Orleans	December 2000
Maryland
Baltimore	August 1997
Bethesda	February 2005
Massachusetts
Boston Backbay	December 1987
Boston Seaport	November 2007
Michigan
Detroit (Troy)	March 2006
Missouri
St. Louis (Clayton)	December 1993
Nevada
Las Vegas	May 2000
New Jersey
Atlantic City	August 2005
Hackensack	September 2002
New York
Brooklyn	November 2008
Great Neck (Long Island)	October 2000
New York (Midtown Manhattan)	October 1993
White Plains	July 2004
North Carolina
Charlotte (Downtown)	July 1994
Ohio
Cincinnati (4)	August 1991
Cleveland	September 1990
Oregon
Portland	December 1998
Pennsylvania
King of Prussia	April 2002
Philadelphia	July 1999
Pittsburgh	August 1993
Puerto Rico
San Juan	October 2000
Tennessee
Nashville	January 1999
Texas
Dallas (Downtown)	May 1987
Houston (Galleria)	January 1996
Houston (Downtown)	November 2006
San Antonio	September 1991
Virginia
Arlington	October 2002
Reston	July 2001
Richmond	February 2003
Tysons Corner	November 1990

Morton’s The Steakhouse Restaurants	Date Opened
Washington
Seattle	December 1999
Washington D.C.
Washington (Connecticut Ave.)	January 1997
Washington (Georgetown)	November 1982
Canada
Toronto	September 1998
China
Hong Kong (Kowloon)	December 1999
Macau	August 2007
Mexico
Mexico City (5)	March 2009
Singapore
Singapore	May 1998

Trevi Restaurant	Date Opened
Las Vegas, NV (6)	May 1992

(1)	Operates under the name “Arnie Morton’s The Steakhouse.”
(2)	Morton’s which was originally opened in May 1993 was closed and a new Morton’s was opened in November 2008.
(3)	Does not have Morton’s private dining Boardroom facilities.
(4)	Morton’s which was originally opened in August 1991 was closed and a new Morton’s was opened in August 2007.
(5)	Operates through a joint venture structure.
(6)	Bertolini’s which was originally opened on May 1992 was reopened as a new restaurant, Trevi, which was built at this location and opened February 2, 2007.

Restaurant Operations and Management

The Company’s Morton’s restaurants and Trevi have a well-developed management infrastructure and are operated and managed as distinct concepts. Regional managers supervise the operations for the Company’s restaurants, and each is responsible for several restaurants and reports to a regional vice president. Management believes the Company has created a culture of accountability whereby regional vice presidents and regional managers meet at least monthly with senior corporate management to review operations and address issues. Working in concert with regional vice presidents, regional managers and restaurant general managers, senior corporate management sets operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for regional vice presidents, regional managers and restaurant managers. Management believes the Company’s restaurant management staff is highly trained, experienced and motivated in part due to a success-based compensation program and benefit plans that the Company believes help reduce employee turnover and enhance operating efficiencies.

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

The staff for a typical Morton’s consists of one general manager, up to four additional managers and approximately 35 to 90 hourly employees. The staff for Trevi consists of one general manager, up to six additional managers and approximately 100 hourly employees. Each new hourly employee participates in a training program during which the employee works under the close supervision of restaurant managers. Management believes its culture and employee morale is strong and strives to instill enthusiasm and dedication in the Company’s employees. Corporate and restaurant management regularly meets with employees in each restaurant to solicit employee suggestions concerning restaurant operations and strives to be responsive to employee concerns and suggestions.

The Company devotes considerable attention to managing food, beverage and operating costs. The Company makes extensive use of information technology to provide management with pertinent information on daily revenues and inventory requirements, thus reducing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company’s ability to obtain certain volume-based discounts. In addition, each Morton’s restaurant has similar menu items and common operating methods, allowing for more effective management operating controls.

Each Morton’s steakhouse employs a full time food and beverage controller who is an in-house purchasing manager from both a quality and control standpoint. The food and beverage controller is responsible for minimizing product losses and ensuring that all products received meet the Company’s high quality standards.

The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and specified reporting requirements. On a daily basis, the Company collects revenue, cost and related information for each restaurant. The Company provides restaurant managers with operating statements for their respective restaurants. Domestic cash receipts are controlled through daily deposits to local bank accounts which are transferred to corporate cash concentration accounts. Credit card receipts are deposited on a daily basis directly into corporate cash concentration accounts. All of the Company’s restaurants utilize the same computerized point of sale system, which provides consistent centralized reporting that is available to both restaurant and corporate management. Information captured by the point of sale system flows to the restaurant accounting system, which allows management to review product sales mix, profit margins, cost of sales data, inventory levels and cash and credit card receipts on a daily basis. Sales are reported daily and reconciled by the accounting department in the Company’s corporate office before they are posted to the accounting system. Cost of sales, inventory and other operating expenses are imported directly from the restaurant accounting system into the general ledger.

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

All of the Company’s Morton’s steakhouses and its Trevi restaurant utilize OpenTable.com®, a third-party reservation and data management system that allows the Company to recognize and record the preferences of its guests through its shared reservation database. This system enables the Company’s managers to record guest reservations, special requests and any other relevant guest information. Through the OpenTable.com® website or

www.mortons.com and www.trevi-italian.com, the Company’s guests can make reservations online 24 hours a day, seven days a week for all worldwide Morton’s locations and Trevi.

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

The Company’s largest single purchase item is beef, which, for its U.S., Canadian and Mexican restaurants, consists of USDA prime aged beef for all of its steaks other than its filet mignon, which is USDA choice. Morton’s domestic beef is shipped from the Company’s suppliers directly to two meat cutting operations in Chicago, where it is aged and portion cut by skilled meat cutters in accordance with the Company’s specifications. The portion controlled meat is packaged and shipped to domestic Morton’s steakhouses by refrigerated common carrier. Management believes this process allows the Company to serve a more consistent product in each Morton’s steakhouse. The Company also makes supply contingency arrangements to cover business fluctuations or additional short-term restaurant needs. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature both USDA prime aged beef and comparable high quality aged beef. Management believes the non-U.S. aged beef closely mirrors the Company’s domestic standards and specifications. The Company uses several global vendors for additional items such as shrimp, seafood and cheesecake to maintain the high quality and consistency that Morton’s specifications require. Additional products used by Morton’s are locally procured using similar stringent standards and product specifications. The Company’s Trevi restaurant also adheres to strict product specifications and uses national, regional and local suppliers. Food and supplies are shipped directly to the restaurants and invoices for purchases are processed in local restaurant accounting systems for cost analysis and then posted for review and payment to the Company’s corporate office.

Marketing

Management believes that the Company’s commitment to providing quality food, hospitality, service and a high level of value at its price point is an effective approach to attracting and maintaining guests. As a part of this approach, there are 13 dedicated sales and marketing employees at the corporate level, 76 dedicated sales and marketing employees at the Company’s Morton’s steakhouses and one dedicated sales and marketing employee at the Company’s Trevi restaurant. The Company utilizes a variety of local and company-wide marketing and public relations programs intended to maintain and build its guest traffic, maintain and enhance the Morton’s brand image and continually improve and refine its fine-dining steakhouse experience. For example, the Company uses databases to identify its target guests and uses print and electronic direct mailings to increase their awareness of Morton’s fine-dining steakhouse experience and of its local promotional activities. Morton’s steakhouses also host a number of experiential restaurant special events known as “Prime Events” such as wine dinners, opening benefit parties, annual fund raisers and sports themed dinners. During 2007, Morton’s partnered with the American Red Cross on its Women of Spirit campaign, hosting 38 wine dinners throughout the United States, honoring local women in the community and women winemakers and raising approximately $0.2 million for local chapters of the American Red Cross. During 2008, Morton’s celebrated its 30th anniversary by partnering with Make-a-Wish Foundation® on a “30 Wishes for 30 Years” national campaign and raised nearly $0.4 million. Morton’s hosted special events and also undertook various local fund raising initiatives at its restaurants to partner with Make-a-Wish Foundation® and grant wishes for children with life-threatening medical conditions. During 2009, the Company introduced a second cookbook titled “Morton’s The Cookbook: 100

Steakhouse Recipes for Every Kitchen.” Klaus Fritsch, the Company’s Vice Chairman and founder, and Tylor Field, the Company’s Vice President of Wine and Spirits, visited 40 cities for a nationwide publicity tour. Morton’s cookbooks are available at many fine bookstores throughout the country, in each of the Morton’s steakhouses and at www.mortons.com. Proceeds for Morton’s cookbook tour and other local fund raising initiatives supported Feeding America, and exceeded $0.1 million.

In addition, the Company uses various local public relations and marketing consultants and limited airport and sports arena signage, targeted print advertising and certain other media. In the past the Company has placed, and may continue to place, selected advertisements in periodicals such as Boston Magazine, Chicago Magazine, Los Angeles Magazine and New York Magazine. The Company’s expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 2.4%, 2.1% and 2.1% during fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Competition

The restaurant business is highly competitive and fragmented, and the number, size and strength of competitors vary widely by region. The Company believes restaurant competition is based on, among other things, quality of food products, customer service, reputation, restaurant decor and location, name recognition and price. The Company’s restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and other restaurants that are part of regional or national chains. The restaurant business is also impacted by various factors including changes in consumer taste, economic and market conditions, demographic trends, traffic patterns, employee availability and benefits, regulatory developments, product availability and cost increases. For additional information, see “Item 1A. Risk Factors.”

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

Intellectual Property

The Company has registered the marks Morton’s, Morton’s of Chicago, Morton’s The Steakhouse, Trevi and certain other marks used by its restaurants as trade names, trademarks or service marks in various states and/or with the United States Patent and Trademark Office and in certain foreign countries. The Company is aware of marks similar to those of the Company’s restaurants used and/or registered by third parties in certain limited geographical areas, although the Company does not anticipate that such use and/or registrations will prevent the Company from using its marks in those areas. The Company believes that its trade names, trademarks and service marks are valuable to the operation of its restaurants and are important to its marketing strategy. For additional information, see “Item 1A. Risk Factors.”

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

Employees

As of January 3, 2010, the Company had 4,138 employees, of whom 3,589 were hourly restaurant employees, 443 were salaried restaurant employees engaged in administrative and supervisory capacities and 106 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. With the exception of employees at the Company’s Morton’s steakhouse in Mexico, which opened in March 2009, none of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

As of January 3, 2010, the Company owned and operated 76 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 27 states and San Juan, Puerto Rico, and five international locations (Toronto, Canada; Hong Kong, China; Macau, China; Mexico City, Mexico and Singapore).

The information regarding revenues that is reported in the Company’s consolidated statements of operations includes revenues generated from operations in foreign countries of $23.3 million, $22.7 million and $19.5 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The information regarding income before income taxes from continuing operations that is reported in the Company’s consolidated statements of operations includes income before income taxes from continuing operations generated from operations in foreign countries of $2.1 million, $0.9 million and $3.1 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Fiscal 2008 income before income taxes generated from operations in foreign countries includes a non-cash impairment charge of approximately $2.5 million relating to certain long-lived assets. The information regarding property and equipment, net, which is reported on the Company’s consolidated balance sheets includes property and equipment, net, in foreign countries of $2.9 million and $2.0 million at the end of fiscal 2009 and fiscal 2008, respectively. The Company’s restaurants operating in foreign countries do not have any purchase commitments. Many parts of the world are currently in a recession and the Company’s management believes that these weak general economic conditions could continue through 2010 and possibly beyond. However, management believes foreign restaurant capital requirements will be funded by the operations of such restaurants for at least the next 12 months. For information regarding the risks associated with foreign operations, see “Government Regulation,” “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For additional information regarding the Company’s revenues, income (loss) before income taxes and property and equipment see “Item 8. Financial Statements and Supplementary Data.”

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

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2009 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Forward-Looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters, (iii) public health issues, including, without limitation risks relating to the spread of pandemic diseases and (iv) other risks detailed in “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the SEC. In addition, the Company’s ability to open new restaurants is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s senior revolving credit facility and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Item 1A.	Risk Factors

Any of the risks described below, as well as any of the other risks described in this Form 10-K, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic events have adversely impacted our business and results of operations and may continue to do so.

The restaurant industry is affected by macro economic factors, including changes in international, national, regional, and local economic conditions, employment levels and consumer spending patterns. The disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, have negatively affected guest traffic and results of operations throughout large segments of our industry, including our segment and our Morton’s and Trevi restaurants, and are expected to continue to do so until economic conditions improve. Furthermore, the fine dining segment of the restaurant industry derives a significant portion of their revenues from business customers dining on an expense account and from leisure travelers, and, across all customer categories, from sales of higher margin wine and other alcoholic beverages. Historically, revenues from these customer and product segments have been adversely affected by unfavorable general economic conditions, and this has thus far been the case in the current economic downturn. Accordingly, economic events have adversely affected our results of operations. Continued weakness in or a further worsening of the economy, generally and in a number of our markets, could be harmful to our financial position and results of operations and could result in further non-cash impairment or other charges, cause us to reduce the number and frequency of new restaurant openings, slow our re-modeling of existing locations and/or adversely affect our ability to comply with the covenants under our senior revolving credit facility.

Many parts of the world including the United States are currently in a recession and we believe that these weak general economic conditions could continue through 2010 and possibly beyond. The ongoing impacts of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

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

The current industry downturn is negatively impacting our business with significant revenue declines in fiscal 2009.

We had a loss from continuing operations, net of taxes of $77.5 million in fiscal 2009, including a fourth quarter loss from continuing operations, net of taxes of $66.9 million, which included a charge of $52.9 million related to the full valuation allowance against U.S. deferred tax assets, pre-tax non-cash impairment charges of $30.0 million, a pre-tax charge of $9.9 million relating to the settlement of certain wage and hour claims and similar labor claims, and a charge of $1.3 million relating to the resignation of our former President and Chief Executive Officer. On March 4, 2009, we entered into the fifth amendment to our senior revolving credit facility which, among other things, reduced the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. As of January 3, 2010 and February 23, 2010, we have $60.0 million outstanding under our senior revolving credit facility. The fifth amendment also reduced the annual maximum consolidated capital expenditures permitted and increased interest rates and certain fees payable under the senior revolving credit facility (see Note 6 to our consolidated financial statements). Based on our current projections, we anticipate that we will be in compliance with the financial covenants under the amended senior revolving credit facility throughout fiscal 2010. However, if the weak economic environment deteriorates further, or is prolonged, resulting in continued revenue decreases, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants.

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

Our average restaurant revenues and our comparable revenues have decreased in the recent past and can cause our results of operations to fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average restaurant revenues and comparable revenues, including, among other factors:

•	our ability to execute our business strategy effectively;

•	competition;

•	consumer trends;

•	introduction of new menu items; and

•	general international, national, regional and local economic conditions.

Our average restaurant revenues and comparable revenues have decreased in the recent past and may not return to rates achieved previously. Changes in our average restaurant revenues and comparable revenues could cause our results of operations and the price of our common stock to fluctuate substantially.

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

A substantial majority of our historical growth has been due to opening new restaurants. When comparing fiscal 2009 to fiscal 2008, revenues due to the opening of six new restaurants (two in fiscal 2009 and four in fiscal 2008) represented 4.0% growth compared to total decline in revenues of (14.7)%. We experienced growth of 2.5%, 3.4% and 3.9% in our total revenues in fiscal 2009, fiscal 2008 and fiscal 2007, respectively, attributable to the revenues from our new restaurants opened in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, compared to total growth (decline) in revenues of (14.7)%, 1.1% and 11.0% in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Our ability to open new restaurants is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

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

Additionally, on March 4, 2009, we entered into the fifth amendment to our senior revolving credit facility which reduced the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. As of January 3, 2010, we had outstanding borrowings of $60.0 million under our senior revolving credit facility. The amendment also reduced the annual maximum consolidated capital expenditures permitted. The reduction in borrowing capacity and permitted capital expenditures could adversely impact our ability to open new restaurants.

Our restaurants may not be able to compete successfully with other restaurants and, as a result, we may not achieve our projected revenue and profitability targets.

If our restaurants are unable to compete successfully with other restaurants in new and/or existing markets, we may not achieve our projected or historical revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. We compete with national and regional restaurant chains and independently owned restaurants for guests, restaurant locations and qualified management and other restaurant staff. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the markets where our restaurants are located or are planned to be located. Our inability to compete successfully with other restaurants may force us to close one or more of our restaurants. During fiscal 2008, we closed our Morton’s steakhouses in Kansas City and Charlotte (SouthPark). During fiscal 2009, we closed our Morton’s steakhouses in Southfield, Westchester, Minneapolis, Columbus, Vancouver and Annapolis and may close other restaurants in the future. We closed our Bertolini’s restaurant in Indianapolis, Indiana during fiscal 2008 and closed our Bertolini’s restaurant in King of Prussia and sold our remaining Bertolini’s restaurant in Las Vegas during fiscal 2009. Closing a restaurant would reduce our revenues, and could subject us to construction and other costs including but not limited to severance, legal and the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for remaining future lease obligations or for obligations under lease guaranties. Closing a restaurant could also adversely affect our reputation, brand or competitive position.

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

Our results of operations and liquidity may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or guests. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time alleging violations of various state and federal wage and hour laws regarding employee meal deductions, the sharing of tips amongst certain employees and failure to pay for all hours worked. We may incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating our business and decrease the cash available for other uses, and may require us to make additional borrowings under our senior revolving credit facility. For example, during fiscal 2009 and fiscal 2008, we recorded charges of $9.9 million and $3.7 million, respectively, relating to the settlement of certain wage and hour and similar labor claims filed against us. See “Item 3. Legal Proceedings.”

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

We own and operate Morton’s steakhouses in Hong Kong, Macau, Mexico City (through a joint venture structure), Singapore and Toronto. We face and will continue to face substantial risks associated with having foreign restaurants, including: economic or political instability restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriation and the imposition of trade restrictions. These risks could have a significant impact on our international restaurants.

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

We are subject to federal, state and local taxes in the U.S. as well as taxation by the taxing authorities in countries where we have international operations. Although we believe that our tax reporting is reasonable, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

Increases in the prices of, and/or reductions in the availability of, USDA prime aged beef and other food products could reduce our operating margins and our revenues.

We purchase large quantities of beef, particularly USDA prime aged beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 43%, 46% and 47% of our Morton’s food and beverage costs during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The market for USDA prime aged beef is particularly volatile. For example, the impact of diminished prime grading in the spring of 2007, resulted in shortages of USDA prime aged beef, requiring us to pay significantly higher prices for the USDA prime aged beef we purchased during these periods. Because Morton’s steakhouses feature USDA prime aged beef, we generally would expect to purchase USDA prime aged beef even if the price increased significantly. If prices for the types of beef we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease, perhaps materially. If certain kinds of beef become unavailable for us to purchase, our revenues could decrease as well.

We may experience higher operating costs, including increases in supply prices and employee salaries, wages and benefits, which will adversely affect our operating results if we cannot increase menu prices to cover them.

If we increase the compensation or benefits to our employees or pay higher prices for food items or other supplies, we will have an increase in our operating costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Many factors affect the prices that we pay for the various food and other items that we use to operate our restaurants, including seasonal fluctuations, longer term cycles and other fluctuations in livestock markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. In addition, various proposals that would require employers to provide health insurance for all of their employees are being considered from time-to-time in the U.S. Congress and various states. The imposition of any requirement that we provide health insurance to all employees on terms materially different from our existing programs could have an adverse effect on our operating performance. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2010. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Increases in the minimum wage could increase our labor costs. For example, under the Federal Minimum Wage Act of 2007, on July 24, 2009, the federal minimum wage increased to $7.25 per hour. In addition, certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage. If we are unable to offset the increased labor costs by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations.

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

Instances of food-borne illness, including Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli, whether or not traced to our restaurants, could reduce demand for our menu offerings. Outbreaks of disease, including severe acute respiratory syndrome, which is also known as SARS, Avian flu and other influenzas, could reduce traffic in our restaurants. Any of these events would negatively impact our business. In addition, any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our restaurants and the food that we offer, reduce guest visits to our restaurants and negatively impact demand for our menu offerings. Because our competitive strengths include the quality of our food, adverse publicity relating to these matters or other similar concerns affects us more than it would restaurants that compete primarily on other factors.

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

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations. As an example, because we have a significant number of restaurants located in various states, including eleven in California, nine in Florida and six in Illinois as of February 23, 2010, regulatory changes in these states could have a disproportionate impact on our business. See “Item 1. Business—Government Regulation” for a discussion of certain regulations affecting our business.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to Morton’s, Morton’s of Chicago, Morton’s The Steakhouse and other names and marks used by our restaurants, which could adversely affect the value of the Morton’s brand.

We have registered the marks Morton’s, Morton’s of Chicago, Morton’s The Steakhouse, Trevi and certain other marks used by our restaurants as trade names, trademarks or service marks in various states and/or the United States Patent and Trademark Office and in certain foreign countries. The success of our business depends on our continued ability to use our existing trade names, trademarks and service marks in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenue. We are aware of marks similar to those of our restaurants used and/or registered by third parties in certain limited geographical areas.

We occupy most of our restaurants under long-term non-cancelable leases and we may be unable to renew leases at the end of their terms.

Most of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 10 to 15 years with renewal options for terms ranging from five to 15 years. We believe that leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments with respect to leases for closed restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our restaurant leases, we may close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing a restaurant, even during the time of relocation, will reduce the sales that the restaurant would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant.

Fixed rental expenses account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Rent expense incurred under our operating leases account for a significant portion of our operating expenses. For example, total rental expense from continuing operations, including additional rental payments based on sales at some of our restaurants, under operating leases was approximately $22.5 million (8.0% of our revenues), $24.9 million (7.6% of our revenues) and $22.2 million (6.8% of our revenues) for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. In addition, as of January 3, 2010, we were a party to operating leases requiring future minimum lease payments aggregating approximately $139.1 million through fiscal 2014 and approximately $170.1 million thereafter. We expect that new restaurants we open will typically be leased by us under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

Our senior revolving credit facility matures in less than twelve months and we may be unable to refinance our credit facility.

Our senior revolving credit facility matures on February 14, 2011. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness, including our senior revolving credit facility, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt, sell assets or borrow more money. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including our senior revolving credit facility, may restrict us from adopting any of these alternatives.

The terms of our senior revolving credit facility impose significant operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions.

In February 2006, we entered into a senior revolving credit facility with a syndicate of financial institutions including affiliates of certain of the underwriters in the IPO. We have subsequently amended our senior revolving credit facility. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. Our senior revolving credit facility matures on February 14, 2011. We and most of our other domestic subsidiaries are guarantors of the facility. The credit agreement is secured by substantially all of our present and future domestic subsidiaries’ assets and contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

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

In addition, we are exposed to market risk related to changes in interest rates because our senior revolving credit facility carries a floating rate of interest. Accordingly, our results of operations may be adversely affected by changes in interest rates. Assuming a 10% increase in the interest rate on our $70.0 million senior revolving credit facility, if the entire amount available under the facility were drawn, interest expense would increase by approximately $0.3 million over the course of 12 months.

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

Some of our senior executives are important to our success because they are instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. Neither our Chief Executive Officer nor our other executives are bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

We have incurred, and we expect to continue to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company have placed and are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting by the time this annual report for fiscal 2009 is due and thereafter, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act or NYSE rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. In connection with the preparation of our Annual Report on Form 10-K for fiscal 2009, an evaluation of the effectiveness of internal controls and procedures over financial reporting (as defined under the SEC rules) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. The evaluation was carried out using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 3, 2010, the Company’s internal controls and procedures over financial reporting were effective based on those criteria. No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended January 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, there can be no assurance that we will not discover any material weaknesses or deficiencies in our internal controls, including our internal controls over financial reporting and our disclosure controls and procedures, which could subject us to regulatory scrutiny and a loss of public confidence and could have a material adverse effect on our business and our stock price.

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

The further spread of H1N1 or Similar Influenza May Adversely Affect Our Business

Another spread of H1N1, which is more commonly known as “swine flu,” or similar influenza, may adversely affect our business. Due to the outbreak of H1N1 influenza in Mexico, our restaurant in Mexico City, Mexico was temporarily closed on April 26, 2009 and reopened on May 6, 2009, initially, with certain general restrictions imposed by the local government to help prevent the spread of the H1N1 influenza. Our results of operations for this restaurant were adversely impacted while such restrictions were in place. We could also be adversely affected if other jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on operations. Past outbreaks of severe acute respiratory syndrome, which is also known as SARS, and Avian flu had a negative impact on our restaurants, and another outbreak of H1N1 influenza may also reduce traffic in our restaurants. H1N1 influenza also could adversely affect our ability to adequately staff our restaurants, receive deliveries on a timely basis and/or perform functions at the corporate level. Even if H1N1 influenza does not spread significantly, the perceived risk of infection or significant health risk may adversely affect our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s restaurants are generally located in space leased by its subsidiaries. The Company’s remaining restaurant lease terms range from one to 32 years. The Company’s leases typically provide for renewal options for terms ranging from five years to 15 years. Restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues. Generally, leases are “net leases” that require the Company’s subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company’s subsidiaries is a party to the lease, and performance is guaranteed by another one of its subsidiaries for a portion of the lease term. See Note 13 to the Company’s consolidated financial statements. Many of the Company’s current leases are non-cancelable. If the Company closes a restaurant, it generally remains committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. The Company’s obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on the Company’s business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. As of February 23, 2010, the Company operated five restaurants on properties which it owned and operated 72 restaurants on leased properties.

The Company leases its executive offices in approximately 23,300 square feet in Chicago, Illinois. On January 2, 2009, the Company closed its office in New Hyde Park, New York. See Note 3(c) to the Company’s consolidated financial statements. Management believes that the Company’s current office and operating space is suitable and adequate for its intended purposes.

See “Item 1. Business—Restaurant Locations” for additional information about the Company’s restaurant properties.

Item 3.	Legal Proceedings

Since August 2002, a number of the Company’s current and former employees in Massachusetts and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (Illinois arbitrations) and federal (Massachusetts arbitration) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In the case involving Massachusetts state claims only, the arbitrator ruled that the claimants may proceed as a class and that there would be no automatic certification. In July 2009, a settlement agreement was entered into by the parties to this matter in conjunction with the settlement of the nationwide class action referred to below.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleged the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter moved forward as an arbitration. The arbitrator ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal was denied. In July 2009, a settlement agreement was entered into by the parties covering federal and state claims. This settlement also includes settlement of the case involving Massachusetts state claims only. In December 2009, final arbitrator approval was obtained and in January 2010, court approval was obtained resolving this matter.

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

We are involved in various other claims and legal actions, including claims and legal actions by landlords, arising in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 23, 2010, there were 16,740,843 shares of the Company’s common stock outstanding held by approximately 206 holders of record.

The following table sets forth, for the periods indicated, the highest and lowest sales prices for the Company’s common stock, as reported by the NYSE.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$3.42	$1.42	$9.41	$6.54
Second Quarter	$4.92	$2.31	$8.70	$6.67
Third Quarter	$4.97	$2.67	$7.91	$5.02
Fourth Quarter	$4.15	$2.55	$5.18	$1.75

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

The information under the principal heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, to be filed with the SEC (the “Company’s 2010 Proxy Statement”), is incorporated herein by reference.

During the three and twelve month periods ended January 3, 2010, the Company did not purchase shares of its common stock.

Item 6.	Selected Financial Data

The following table contains selected consolidated historical financial data for fiscal 2009, 2008, 2007, 2006 and 2005. The selected financial data for fiscal 2009, 2008, 2007, 2006 and 2005 have been derived from audited consolidated historical financial statements. Audited consolidated statement of operations data for fiscal 2009, 2008 and 2007 and audited consolidated balance sheet data at the end of fiscal 2009 and 2008 are included in “Item 8. Financial Statements and Supplementary Data.” The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and the notes thereto.

The Company was incorporated in Delaware on October 3, 1988 and until February 14, 2006, was a wholly-owned subsidiary of MHCI. On February 14, 2006, in connection with the Company’s IPO, MHCI was merged with and into the Company, with the Company as the surviving corporation. This transaction represented a merger of entities under common control and accordingly the Company recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations.

We use a 52/53 week fiscal year that ends on the Sunday closest to January 1. In this Form 10-K, we sometimes refer to the fiscal years ended January 3, 2010, January 4, 2009, December 30, 2007, December 31, 2006 and January 1, 2006 as fiscal 2009, fiscal 2008, fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Approximately every six or seven years a 53rd week is added to our fiscal year. Fiscal 2008 consisted of 53 weeks, while fiscal 2009, 2007, 2006, and 2005 each consisted of 52 weeks. As a result, some of the differences in the results of operations between those fiscal years are attributable to the different lengths of the fiscal years.

During fiscal 2009, the Company closed its Morton’s steakhouses in Southfield, Westchester, Minneapolis, Columbus, Vancouver and Annapolis and closed its Bertolini’s restaurant in King of Prussia and sold the one remaining Bertolini’s restaurant in Las Vegas. During fiscal 2008, the Company closed its Morton’s steakhouses in Kansas City and Charlotte (SouthPark) and closed its Bertolini’s restaurant in Indianapolis. The Company has determined that all closed restaurants should be accounted for as discontinued operations due to the fact that the Company does not expect any further direct or indirect cash inflows from these restaurants. Accordingly, the results of operations for the closed restaurants listed above have been reclassified to discontinued operations in the statements of operations for all periods presented.

	Fiscal Year
	2009		2008		2007		2006		2005
	(52 weeks)		(53 weeks)		(52 weeks)		(52 weeks)		(52 weeks)
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$281.1		$329.4		$325.8		$293.6		$271.8
(Loss) income before income taxes from continuing operations	(41.4	)(1)	(70.6	)(2)	14.9		(19.8	)(4)	(6.0	)(5)
(Loss) income from continuing operations, net of taxes	(77.5	)(1)	(61.8	)(2)	13.8	(3)	(14.4	)(4)	(5.2	)(5)
Net (loss) income per share from continuing operations*:
Basic	(4.87)		(3.84)		0.81		(0.89)		(0.52)
Diluted	(4.87)		(3.84)		0.81		(0.89)		(0.52)

Balance Sheet Data (at fiscal year end)
Current assets	$22.1		$33.2		$38.8		$44.0		$55.2
Property and equipment, net	92.4		111.2		114.7		90.9		66.5
Total assets	198.9		245.6		310.1		291.2		285.0
Current liabilities	55.4		59.7		64.5		58.5		54.8
7.5% senior secured notes	—		—		—		—		93.6
14.0% senior secured notes, less current maturities	—		—		—		—		40.0
Senior revolving credit facility	60.0		60.8		44.3		43.8		—
Obligations to financial institutions, less current maturities	2.9		3.1		3.2		3.3		3.5
Joint venture loan payable	2.9		2.8		—		—		—
Non-recourse loan	1.6		—		—		—		—
Total equity	5.3		83.1		158.4		143.8		53.8

*

In February 2006, the Company and certain selling stockholders completed an IPO of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of the Company’s IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00 per share, 801,950 additional shares of common stock. In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Net (loss) income per share is based on shares of the Company’s common stock and give effect to the 10,098.5 for one stock split that was effected on February 6, 2006 in connection with the IPO as if the split had occurred as of the first day of fiscal 2005.

(1)

Includes a charge of $9.9 million pre-tax, or $6.2 million after-tax, relating to the settlement of certain wage and hour claims and similar labor claims; non-cash impairment charges of $30.0 million pre-tax, or $18.3 million after-tax, associated with the impairment of an intangible asset and certain long-lived assets

(primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants), a charge of $0.2 million pre-tax, or $0.1 million after-tax for the partial write-off of deferred financing costs related to the amendment of the Company’s senior revolving credit facility that was executed on March 4, 2009, a charge of $52.9 million related to the full valuation allowance against U.S. deferred tax assets and a charge of $1.3 million pre-tax, or $0.8 million after-tax, relating to the resignation of the Company’s former President and Chief Executive Officer.

(2)	Includes non-cash impairment charges of $74.5 million pre-tax, or $65.7 million after-tax, associated with the impairment of goodwill, an intangible asset and certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). Also includes a charge of $0.7 million pre-tax, or $0.5 million after-tax, relating to the closing of our New York office.
(3)	Includes a $3.0 million tax benefit associated with amending the Company’s 2004 and 2005 federal tax returns to elect to treat certain employee-portion FICA tax payments as income tax credits rather than as current income tax deductions as the Company had elected at the time of filing the returns.
(4)	Includes a pre-tax charge of $28.0 million relating to costs associated with the repayment of certain debt, including the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes, a pre-tax charge of $8.4 million associated with the termination of MHLLC’s management agreement with Castle Harlan, Inc. in conjunction with the IPO, a pre-tax charge of $0.5 million which represents a one-time charge relating to the vesting of MHLLC executive common units previously granted to certain employees prior to the IPO and a pre-tax gain of $0.6 million relating to proceeds from business interruption insurance.
(5)	Includes a pre-tax charge of $6.6 million relating to the separation agreement with the Company’s former President and Chief Executive Officer, a pre-tax charge of $0.2 million for costs associated with the repayment of certain debt and a pre-tax gain on the sale of an investment of $0.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Item 1. Business—Forward-Looking Statements.” Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

We use a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. We sometimes refer to the fiscal years ended January 3, 2010, January 4, 2009 and December 30, 2007 as fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Fiscal 2008 consisted of 53 weeks. Fiscal 2009 and fiscal 2007 each consisted of 52 weeks.

Company Background

As of February 23, 2010, with 76 Morton’s steakhouses, we were the world’s largest owner and operator of company-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. In 1978, we opened the original Morton’s in downtown Chicago, and since then have expanded, as of February 23, 2010, to 76 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 27 states and San Juan, Puerto Rico, along with one restaurant in Canada, two in China, one in Mexico and one in Singapore. We own and operate all of our restaurants and we do not have any franchisees. During fiscal 2009 we opened and began operating restaurants in Mexico City, Mexico (through a joint venture structure) and Miami Beach, Florida. We also own and operate one Italian restaurant, Trevi, which opened on February 2, 2007. Trevi features café dining with elaborate street lamps surrounding a fountain and a walk-up gelato/espresso bar. The menu features classic Italian favorites and a selection of new dishes.

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

In February 2006, we and certain selling stockholders, including Castle Harlan Partners III, L.P. and affiliates (collectively “CHP III”), sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share in our IPO. Subsequently, on March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of our IPO, exercised the underwriters’ over-allotment option to purchase from us, at $17.00 per share, 801,950 additional shares of common stock.

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

Critical accounting estimates involved in applying our accounting policies are those that require us to make assumptions about matters that are highly uncertain at the time the accounting estimate was made or for which different estimates reasonably could have been used for the current period, or policies where changes in the accounting estimate that are reasonably likely to occur from period to period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates, discussed below, pertain to accounting for goodwill and intangible asset, property and equipment and income taxes.

Goodwill and Intangible Asset

We account for our goodwill and intangible asset in accordance with ASC Topic 805, formerly known as Statement of Financial Accounting Standards “SFAS” No. 141R, “Business Combinations,” and ASC Topic 350, formerly known as SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with ASC Topic 805, goodwill and an intangible asset of $92.0 million representing Morton’s trade name were recognized in connection with our acquisition by CHP III that occurred on July 25, 2002. In accordance with ASC Topic 350, goodwill and the trade name, which has an indefinite useful life, are not being amortized. However, both goodwill and the trade name intangible asset are subject to impairment testing annually, or more frequently if indicators of impairment are present.

The impairment evaluation for goodwill is conducted using a two-step process. In the first step, the Company compares the fair value of each restaurant, a reporting unit, to its carrying amount, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, the Company must perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the reporting unit goodwill and an impairment charge is recorded for the excess carrying value.

The evaluation of the carrying amount of our intangible asset with an indefinite lives is made by comparing the carrying amount of this asset to its estimated fair value. The estimated fair value is determined using the relief from royalty methodology. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

Due to the decline in the Company’s market capitalization and the uncertain economic environment within the restaurant industry, the Company will continue to monitor circumstances and events in future periods to determine whether additional intangible asset impairment testing is warranted. The Company provides no assurance that material impairment charges of its intangible asset will not occur in future periods.

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

After performing the interim test for impairment, we determined that the goodwill and the intangible asset were impaired. As a result, we recorded in continuing operations estimated non-cash impairment charges in the amounts of $41.6 million and $6.0 million related to goodwill and the intangible asset (trade name), respectively, during the third quarter of fiscal 2008. We completed the fair value allocation process necessary to determine the impairment of goodwill during the fourth quarter of fiscal 2008 and also performed our annual impairment test and recorded an additional charge of $8.1 million in continuing operations.

During the fourth quarter of fiscal 2009, we performed our annual test for impairment of goodwill and our intangible assets. After performing the annual test for impairment, we determined that the intangible asset was impaired. As a result, we recorded in continuing operations a non-cash impairment charge of $13.0 million during the fourth quarter of fiscal 2009. Our annual test for impairment did not result in an impairment charge to goodwill due to the fact that our remaining goodwill is associated with certain of our most well established and strongest performing restaurants.

Property and Equipment

We assess recoverability of property and equipment in accordance with ASC Topic 360, formerly known as SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We review our property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we assess the recoverability of our restaurant assets by estimating the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

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

After performing the interim test for impairment during fiscal 2008, it was determined that certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) were impaired. Accordingly, the Company recorded in continuing operations a non-cash impairment charge of $16.5 million relating to certain long-lived assets during the third quarter of fiscal 2008. Additionally, during the fourth quarter of fiscal 2008, the Company recorded in continuing operations a non-cash impairment charge of $2.2 million relating to the impairment of certain long-lived assets.

During fiscal 2009, the Company considered and analyzed impairment indicators related to property and equipment. Based on its analysis, the Company recorded in continuing operations an impairment charge of $17.0 million relating to certain long-lived assets.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, formerly known as SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Income taxes are one of our critical accounting policies as they require estimates that involve a certain degree of judgment. These estimates and judgments relate to a variety of factors including the interpretation of complex tax laws and regulations in the multiple jurisdictions in which we operate, the recoverability of deferred tax assets and the identification and evaluation of uncertain tax positions.

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Significant management judgment is required in determining if a valuation allowance should be recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the existence of a three-year cumulative loss, past operating results, our ability to carryback losses against prior taxable income and projections of future taxable income. In estimating future taxable income, we developed assumptions including the amount of future federal and state pre-tax operating and non-operating income and the reversal of temporary differences. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, marketing spending, exchange rates and capital spending. As of January 3, 2010, we concluded that the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $52.9 million was established for all U.S. federal and state deferred income tax assets.

Results of Operations

Fiscal Year Ended January 3, 2010 (52 weeks) Compared to Fiscal Year Ended January 4, 2009 (53 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry. Negative comparable restaurant revenues adversely impacted earnings due to the deleveraging effect on our fixed cost base.

Our loss from continuing operations, net of taxes for fiscal 2009 was $77.5 million compared to loss from continuing operations, net of taxes of $61.8 million for fiscal 2008. Fiscal 2009 includes a non-cash impairment charge of $30.0 million, a charge related to legal settlements of $9.9 million, a non-recurring charge incurred in connection with the resignation of our former President and Chief Executive Officer of $1.3 million and a tax charge related to the establishment of a full valuation allowance against U.S. deferred tax assets of $52.9 million. Fiscal 2008 includes a non-cash impairment charge of $74.5 million and lease exiting and related costs of $0.8 million. Excluding the effect of these charges, the change to our net loss is primarily due to a decrease in comparable restaurant revenues net of related food and beverage and restaurant operating costs. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2009 and fiscal 2008.

Negative comparable restaurant revenues adversely impacted earnings due to the deleveraging effect on our fixed cost base. We expect these economic conditions to impact our results through fiscal 2010 and possibly beyond. As a result, we could incur a net loss during the second and third quarters of fiscal 2010.

Revenues decreased $48.3 million, or 14.7%, to $281.1 million for fiscal 2009 from $329.4 million for fiscal 2008. Revenues decreased $59.5 million, or 19.5%, due to a decrease in revenues from comparable restaurants. Revenues decreased $1.5 million due to a decrease in revenues from our Trevi restaurant. Revenues increased $13.0 million due to the opening of six new restaurants (two in fiscal 2009 and four in fiscal 2008). Due to a fiscal calendar shift, the first quarter of fiscal 2008 included revenue from New Year’s Eve (December 31, 2007), which was not included in the first quarter of fiscal 2009. Comparable restaurant revenues for Morton’s steakhouses would have decreased 18.0% for fiscal 2009 when compared to the same 52 week period in fiscal 2008. Revenues increased $0.5 million due to an increase in revenues from our Morton’s steakhouse in Beverly Hills, California which was closed from June 1, 2008 to September 10, 2008. Revenues decreased as a result of decreased gift card breakage income of $0.8 million. During fiscal 2009, we recorded gift card breakage income of $0.7 million relating to a legacy paper gift certificate program; such revenue was recognized after determining the probability of redemption of these paper gift certificates was remote.

Average revenue per restaurant open all of either period being compared decreased 15.7%. Revenues for fiscal 2009 also reflect the impact of aggregate menu price increases of approximately 1.0% in February 2008, 1.5% in July 2008, 0.8% in October 2008 and 1.0% in June 2009 at our Morton’s steakhouses and the impact of a menu price increase at our Trevi restaurant of approximately 2.0% in August 2008 and 1.0% in October 2008.

Food and beverage costs decreased $21.3 million, or 19.9%, to $85.9 million for fiscal 2009 from $107.3 million for fiscal 2008. The decrease was directly related to the decrease in revenues as compared to the prior period, partially offset by the effects of opening six new restaurants (two in fiscal 2009 and four in fiscal 2008). These costs as a percentage of revenues decreased by 2.0% to 30.6% for fiscal 2009 from 32.6% for fiscal 2008. These decreases were primarily due to the impact of the aggregate menu price increases and lower meat and other food costs when compared to fiscal 2008.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, decreased $8.8 million, or 5.3%, to $156.1 million for fiscal 2009 from $164.9 million for fiscal 2008. This decrease was primarily due to a decrease in salaries, wages and benefits due to the effects of cost reduction initiatives and a decrease in rent expense as a result of obtaining rent concessions from landlords, partially offset by an increase due to the opening of six new restaurants (two in fiscal 2009 and four in fiscal 2008). Included in fiscal 2009 and fiscal 2008 is non-cash straight–line rent expense of $3.2 million and $0.3 million, respectively. Restaurant operating expenses as a percentage of revenues increased 5.4% to 55.5% for fiscal 2009 from 50.1% for fiscal 2008. This increase was primarily due to the deleveraging effect on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $2.5 million, or 58.6%, to $1.8 million for fiscal 2009 from $4.2 million for fiscal 2008. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.9 million, or 7.4%, to $11.0 million for fiscal 2009 from $11.9 million for fiscal 2008. The decrease in depreciation and amortization is due to the write-off of certain long-lived assets during fiscal 2009 and fiscal 2008, partially offset by the depreciation and amortization relating to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $10.7 million, or 40.3%, to $15.9 million for fiscal 2009 from $26.5 million for fiscal 2008. These costs as a percentage of revenues decreased 2.5% to 5.6% for fiscal 2009 from 8.1% for fiscal 2008. These decreases are primarily due to a decrease in bonuses, reduced legal expenses and the impact of certain cost reduction programs. Included in fiscal 2008 are legal expenses primarily related to settlement of certain wage and hour and similar labor claims filed against us of $3.7 million.

Marketing and promotional expenses decreased $0.4 million, or 5.2%, to $6.7 million for fiscal 2009 from $7.0 million for fiscal 2008. These costs as a percentage of revenues increased 0.3% to 2.4% for fiscal 2009 from 2.1% for fiscal 2008.

During fiscal 2009, we considered and analyzed impairment indicators related to property and equipment and the intangible asset. Based on our analysis, we recorded an impairment charge of approximately $17.0 million relating to certain long-lived assets and $13.0 million relating to the intangible asset. During fiscal 2008, non-cash impairment charges from continuing operations of $74.5 million represents charges associated with the impairment of goodwill, the other intangible asset and other long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). The impairment charges were primarily triggered by our continued low market capitalization relative to the book value of our equity, as well as other market conditions. After performing tests for impairment, it was determined that the goodwill, the other intangible asset and certain long-lived assets were impaired and accordingly we recorded non-cash impairment charges related to these assets in the amounts of $49.8 million, $6.0 million and $18.7 million, respectively. For additional information concerning these charges, see Note 15 to our consolidated financial statements.

Employee separation charge represents accrued costs related to the severance and other post-employment benefits as a result of the resignation of Thomas J. Baldwin, our former President and Chief Executive Officer. While Mr. Baldwin’s resignation was accepted by the Board of Directors on February 1, 2010, we recognized these costs in fiscal 2009 as the payment was considered probable at year end. Mr. Baldwin’s employment agreement provides that Mr. Baldwin is entitled to the following benefits: a lump sum payment of three times his annual base salary, a portion of his bonus and continuation of other benefits including car allowance and medical benefits. During the fourth quarter of fiscal 2009, the Company recorded a charge of $1.3 million in connection with Mr. Baldwin’s separation.

Lease exiting and related costs of $0.8 million for fiscal 2008 represent a charge associated with the closing of our New York office. See Note 3(c) to the Company’s consolidated financial statements.

Charge related to legal settlements of $9.9 million for fiscal 2009, relates to the settlement of certain wage and hour and similar labor claims against us and certain of our subsidiaries. The settlements involve the payment of cash over up to a four year period as well as the issuance of preferred stock by us. The preferred stock has an aggregate liquidation preference of $6.0 million and was issued in February 2010. After two years from the date of its issuance such preferred stock may be converted into 1.2 million shares of our common stock. We will have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlements is reflected in our consolidated balance sheet at its estimated fair value as of January 3, 2010. The portion of the settlement accrual relating to the preferred stock will be adjusted to fair value at each quarter end until all contingencies related to the issuance of the preferred stock are removed. This occurred in January 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly a final adjustment to the fair value of the preferred stock was recorded during the first quarter of fiscal 2010. The estimated fair value of the preferred stock issuable in the settlement is calculated based on current market conditions using a Black-Scholes option pricing model.

Write-off of deferred financing costs of $0.2 million for fiscal 2009 represents the partial write-off of previously recorded deferred financing costs in connection the amendment of our senior revolving credit facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009.

Interest expense, net increased $0.9 million, or 30.7%, to $3.7 million for fiscal 2009 from $2.8 million for fiscal 2008. The increase was primarily due to an increase in borrowings during fiscal 2009 compared to fiscal 2008. Interest income in fiscal 2009 and fiscal 2008 was insignificant.

Income tax expense was $36.4 million for fiscal 2009 and income tax benefit was $8.8 million for fiscal 2008. Our effective tax rate was (87.8)% and (12.4)% for fiscal 2009 and fiscal 2008, respectively. In fiscal 2009, our effective tax rate was impacted by a full valuation allowance related to our U.S. deferred tax assets which increased our tax expense by $52.9 million and other miscellaneous charges and benefits. In connection with the non-cash impairment charge for the intangible asset of $13.0 million, we recorded a deferred tax benefit of approximately $4.9 million to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on our taxable income since we had no tax basis in the intangible asset. In connection with the non-cash impairment charges for certain long-lived assets of approximately $17.0 million, we recorded a deferred tax benefit of approximately $6.8 million.

We have deductible temporary differences related to various federal, state and foreign income tax net operating loss (“NOL”) carryforwards, foreign tax credits and FICA, and other tax credits expiring in various periods starting in 2010 through 2029. In addition, we have significant other deductible temporary differences related to depreciation, deferred rent, gift certificates and other items due to differences in timing of recognition for accounting and tax purposes. These temporary differences and carryforwards give rise to deferred tax assets that are recognized in our consolidated balance sheets net of a valuation allowance to reflect the likelihood of their realization. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the existence of a three-year cumulative loss, past operating results, our ability to carryback losses against prior taxable income and projections of future taxable income. In estimating future taxable income, we developed assumptions including the amount of future federal and state pre-tax operating and non-operating income and the reversal of temporary differences. As of January 3, 2010, we concluded that the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $52.9 million was established for all U.S. federal and state deferred income tax assets. If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.

During fiscal 2008, our tax rate was impacted by certain discrete items, including a non-cash charge of approximately $0.3 million related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits. The non-cash impairment charges for goodwill of approximately $49.7 million are not deductible for tax purposes and therefore these charges will have no effect on our taxable income. In connection with the non-cash impairment charge for the intangible asset of $6.0 million, we recorded a deferred tax benefit of approximately $2.2 million to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on our taxable income since we had no tax basis in the intangible asset. In connection with the non-cash impairment charges for certain long-lived assets of approximately $18.7 million, we recorded a deferred tax benefit of approximately $6.9 million.

Net loss attributable to noncontrolling interest of $0.3 million for fiscal 2009 consists of our partner’s 49.99% share of the net income (loss) of the Morton’s steakhouse in Mexico City.

Fiscal Year Ended January 4, 2009 (53 weeks) Compared to Fiscal Year Ended December 30, 2007 (52 weeks)

Our loss from continuing operations, net of taxes for fiscal 2008 was $61.8 million compared to income from continuing operations, net of taxes of $13.8 million for fiscal 2007. The change is primarily due to non-cash impairment charges of $74.5 million and lease exiting and related costs of $0.8 million, as well as an increase in restaurant operating expenses partially offset by the impact of new restaurants, as discussed below. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2008 and fiscal 2007. For purposes of this discussion, our Italian restaurant refers to our Trevi restaurant.

Revenues increased $3.6 million, or 1.1%, to $329.4 million for fiscal 2008 from $325.8 million for fiscal 2007. Revenues increased $18.3 million due to the opening of eight new restaurants (four in fiscal 2008 and four in fiscal 2007). Revenues relating to Trevi, our Italian restaurant in Las Vegas, Nevada, increased $0.4 million when comparing fiscal 2008 (restaurant was open 53 weeks) to fiscal 2007 (restaurant was open 47 weeks). Our Italian restaurant in Las Vegas, Nevada was temporarily closed on September 15, 2006 for renovation of our Bertolini’s restaurant and reopened as Trevi on February 2, 2007. Revenues decreased $14.6 million, or 4.9%, due to a decrease in revenues from comparable restaurants. Due to a fiscal calendar shift, the first quarter of fiscal 2008 included New Year’s Eve’s (December 31, 2007) revenue, which was not included in the first quarter of fiscal 2007. Excluding the first day of both fiscal years and the 53rd week from fiscal 2008, Morton’s comparable restaurant revenues would have decreased 7.6% for fiscal 2008. Revenues decreased $1.6 million due to the temporary closing of our Morton’s steakhouse in Beverly Hills, California from June 1, 2008 to September 10, 2008.

Revenues increased as a result of increased gift card breakage income of $1.1 million. We updated our analysis of historical redemptions of gift cards and changed our estimate to record gift card breakage income 36 months after the date of issuance for all gift cards that have not been redeemed. Prior to this change, we recognized breakage income on outstanding gift cards 48 months after issuance. In accordance with applicable accounting standards we recorded a cumulative adjustment of $1.9 million related to this change in estimate, which is included in revenues in fiscal 2008. During the first quarter of fiscal 2007, the Company recognized breakage income of $0.7 million from a legacy gift certificate program, after it was determined that the redemption of these certificates was remote based on objective and reliable historical evidence. No such breakage income from the gift certificates was recorded in fiscal 2008.

Average revenue per restaurant open all of either period being compared decreased 1.2%. Revenues for fiscal 2008 also reflect the impact of aggregate menu price increases of approximately 2.0% in June 2007, 1.5% in December 2007, 1.0% in February 2008, 1.5% in July 2008 and 0.8% in October 2008 at our Morton’s steakhouses and the impact of a menu price increase at our Trevi restaurant of approximately 2.0% in August 2008 and 1.0% in October 2008.

Food and beverage costs decreased $0.7 million, or 0.6%, to $107.3 million for fiscal 2008 from $108.0 million for fiscal 2007. The decrease was primarily due to a decrease in comparable restaurant revenues partially offset by the opening of eight additional restaurants (four in fiscal 2008 and four in fiscal 2007). These costs as a percentage of revenues decreased by 0.5% to 32.6% for fiscal 2008 from 33.1% for fiscal 2007. These decreases were primarily due to the impact of the aggregate menu price increases.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $14.4 million, or 9.6%, to $164.9 million for fiscal 2008 from $150.5 million for fiscal 2007. This increase was primarily due to increased salaries, wages and benefits as well as increased utility costs and rent expense primarily due to the opening of eight additional restaurants (four in fiscal 2008 and four in fiscal 2007). Included in fiscal 2008 and fiscal 2007 is non-cash straight-line rent expense of $0.3 million and $0.7 million, respectively. Restaurant operating expenses as a percentage of revenues increased 3.9% to 50.1% for fiscal 2008 from 46.2% for fiscal 2007. This increase was primarily due to deleveraging on the fixed cost base caused by negative comparable restaurant revenues.

Pre-opening costs decreased $0.3 million, or 5.8%, to $4.2 million for fiscal 2008 from $4.5 million for fiscal 2007. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $2.0 million, or 19.5%, to $11.9 million for fiscal 2008 from $10.0 million for fiscal 2007. The increase in depreciation and amortization relates to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $0.7 million, or 2.5%, to $26.5 million for fiscal 2008 from $27.2 million for fiscal 2007. These costs as a percentage of revenues decreased 0.3% to 8.1% for fiscal 2008 from 8.4% for fiscal 2007. These decreases were in part due to bonuses not being paid for fiscal 2008 and a decrease in certain compliance related professional fees partially offset by increased salary, stock-based compensation and benefit costs. Included in fiscal 2008 and fiscal 2007 are legal expenses primarily related to settlement of certain wage and hour and similar labor claims filed against us of $3.7 million and $3.4 million, respectively.

Marketing and promotional expenses remained consistent at $7.0 million for fiscal 2008 and fiscal 2007. These costs as a percentage of revenues remained consistent at 2.1%.

Non-cash impairment charges of $74.5 million for fiscal 2008 represent non-cash charges associated with the impairment of goodwill, an intangible asset and other long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). The impairment charges were primarily triggered by our continued low market capitalization relative to the book value of our equity, as well as current market conditions. After performing tests for impairment, it was determined that the goodwill, the other intangible asset and certain long-lived assets were impaired and accordingly we recorded non-cash impairment charges from continuing operations related to these assets in the amounts of $49.7 million, $6.0 million and $18.8 million, respectively. For additional information concerning this charge, see Note 15 to our consolidated financial statements.

Lease exiting and related costs of $0.8 million represent a charge associated with the closing of our New York office. See Note 3(c) to the Company’s consolidated financial statements.

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

Provision for income taxes consisted of an income tax benefit of $8.8 million for fiscal 2008 and income tax expense of $1.2 million for fiscal 2007. Our effective tax benefit rate was 12.4% for fiscal 2008. The non-cash impairment charges for goodwill of approximately $49.7 million from continuing operations are not deductible for tax purposes and therefore these charges will have no effect on our taxable income. In connection with the non-cash impairment charge for the intangible asset of $6.0 million, we recorded a deferred tax benefit of approximately $2.2 million to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on our taxable income since we had no tax basis in the intangible asset. In connection with the non-cash impairment charges for certain long-lived assets of approximately $18.7 million, we recorded a deferred tax benefit of approximately $6.9 million. This benefit was partially offset by an income tax charge of approximately $0.4 million due to the establishment of a valuation allowance against deferred tax assets that were previously recognized by certain of our subsidiaries for state and foreign tax benefits, due to the uncertainty of the utilization of these benefits.

Our effective tax rate of 7.8% for fiscal 2007 differs from the statutory rate due to FICA and other tax credits, state and local taxes and the status of foreign subsidiaries. Our 2008 effective tax rate differs from our

2007 effective tax rate primarily due to lower taxable income while the level of tax credits generated remained consistent and non-deductible non-cash impairment charges partially offset by miscellaneous charges and benefits.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would negatively affect the availability of funds, we expect to finance our operations for fiscal 2010 and through February 14, 2011 (the maturity date of our senior revolving credit facility), through cash provided by operations and borrowings available under our senior revolving credit facility. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. The landlord development allowances and a non-recourse loan from landlord was approximately $2.8 million and the funding from a joint venture was approximately $3.2 million for the two Morton’s opened in leased premises between January 5, 2009 and February 23, 2010. As of January 3, 2010, we had cash and cash equivalents of $1.1 million compared to $3.5 million as of January 4, 2009. We are currently exploring our options to refinance all or part of our senior revolving credit facility, however, we may be unable to accomplish a refinancing on terms acceptable to us or at all.

Working Capital and Cash Flows

As of January 3, 2010 we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities. Cash provided by operating activities for fiscal 2009 was $9.9 million. Our net loss for fiscal 2009 of $79.6 million included non-cash charges related to our legal settlements, non-cash impairment charges and deferred tax asset valuation allowance of $75.9 million, as well as depreciation and amortization of $18.8 million. Cash provided by operating activities for fiscal 2008 was $17.5 million, consisting primarily of net income before depreciation, amortization and non-cash impairment charges of $28.1 million offset by a change in deferred income taxes of $12.2 million. Cash provided by operating activities for fiscal 2007 was $38.5 million, consisting primarily of a net increase in cash of $28.1 million resulting from income before depreciation, amortization and non-cash impairment charges, and an increase in accounts payable, accrued expenses and other liabilities of $13.0 million partially offset by a change in deferred income taxes of $2.1 million and a net decrease in cash of $1.6 million resulting from an increase in inventories.

Investing Activities. Cash used in investing activities for fiscal 2009 was $13.4 million, and consisted of purchases of property and equipment, which included capital expenditures related to the two Morton’s steakhouses opened during fiscal 2009, offset by proceeds from the sale of property and equipment. Cash used in investing activities for fiscal 2008 was $29.1 million due to purchases of property and equipment, which included capital expenditures related to the five Morton’s steakhouses opened during fiscal 2008. Cash used in investing activities for fiscal 2007 was $38.2 million due to purchases of property and equipment, which included capital expenditures related to the five Morton’s steakhouses opened during fiscal 2007, the relocation of our Cincinnati, Ohio Morton’s, as well as the one Morton’s steakhouse opened during the first quarter of fiscal 2008.

Financing Activities. Cash provided by financing activities for fiscal 2009 was $1.1 million, primarily consisting of borrowings under a non-recourse loan of $1.6 million offset by net payments under our senior revolving credit facility of $0.8 million. Cash provided by financing activities for fiscal 2008 was $8.5 million, primarily consisting of net borrowings under our senior revolving credit facility of $16.5 million partially offset by purchases of treasury stock of $9.4 million. Cash provided by financing activities for fiscal 2007 was $0.2 million, primarily consisting of net borrowings under our senior revolving credit facility of $0.5 million.

Debt and Other Obligations

Senior Revolving Credit Facility.

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders. On March 4, 2009, we entered into the fifth amendment to the senior revolving credit facility which reduced the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. Our senior revolving credit facility matures on February 14, 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. We and most of our other domestic subsidiaries are guarantors of the facility. As of January 3, 2010, we had outstanding borrowings of $60.0 million under our senior revolving credit facility. As of January 3, 2010, we were in compliance with all of the financial covenants included in the senior revolving credit facility.

All of the $70.0 million senior revolving credit facility is available for letters of credit and up to $5.0 million is available for swingline loans. Subject to customary conditions, including the absence of defaults under the senior revolving credit facility, amounts available under the senior revolving credit facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swingline loans, until the maturity date thereof. The amount of borrowings that we may make under the senior revolving credit facility is reduced by the aggregate amount of our outstanding letters of credit and swingline loans.

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

Under the senior revolving credit facility, we are required to comply with a minimum fixed charge coverage ratio of 1.5:1, a maximum adjusted leverage ratio of. 5.25:1 until maturity and to limit our capital expenditures. Our annual capital expenditures, net of landlord contributions, allowances and abatements are not allowed to exceed $20.0 million for fiscal year 2010 and $5.0 million for fiscal year 2011. This covenant also provides for a one year carryforward of unused amounts from the prior fiscal year. Based on our current projections, we anticipate that we will be in compliance with the financial covenants under the amended senior revolving credit facility throughout fiscal 2010. However, if the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants.

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

We plan to manage our business during this time through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. We believe that our cash and cash equivalents, cash flow from operations and funds available under our senior revolving credit facility will be sufficient to meet our working capital and investment requirements through fiscal 2010. If available liquidity is not sufficient to meet our operating and debt service obligations as they come due, management’s plans include reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to meet our cash requirement needs.

Non-recourse loan.

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary may borrow up to $1.8 million. Loan proceeds are to be used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due. As of January 3, 2010, the outstanding amount borrowed was approximately $1.6 million.

Mortgages.

During 2001, one of our subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On January 3, 2010 and January 4, 2009, the aggregate outstanding principal balance was approximately $3.1 million and $3.2 million, respectively, of which approximately $0.2 million and $0.1 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of January 3, 2010, we were in compliance with all of the financial covenants in this mortgage loan.

Restaurant Operating Leases.

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto. See Note 13 to our 2009 consolidated financial statements.

Contractual Commitments.

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of January 3, 2010:

	2010	2011	2012	2013	2014	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$2,338	$60,292	$—	$—	$—	$—	$62,630
Non-recourse loan, including interest	124	124	124	124	1,643	—	2,139
Mortgage loan with GE Capital Franchise Finance, including interest	435	435	435	435	435	2,721	4,896

Subtotal	2,897	60,851	559	559	2,078	2,721	69,665
Operating leases	27,326	28,225	28,190	27,906	27,467	170,113	309,227
Purchase commitments	—	—	—	—	—	—	—

Total	$30,223	$89,076	$28,749	$28,465	$29,545	$172,834	$378,892

(a)	Interest is based on borrowings as of January 3, 2010 and interest rates as of February 23, 2010.

Capital Expenditures. During fiscal 2009, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $17.2 million. During fiscal 2009, capital expenditures were reduced by landlord contributions of approximately $1.9 million. We estimate that we will expend up to an aggregate of $3.7 million in fiscal 2010 for fixed assets and related investment costs, including pre-opening costs of approximately $0.2 million, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept, add additional Boardrooms in selected restaurants and make capital expenditures for new restaurants. Capital expenditures in fiscal 2010 are expected to be reduced by landlord contributions of approximately $1.4 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2010. We cannot be sure, however, that this will be the case.

Off-Balance Sheet Arrangements

Other than our operating leases, we do not have any off-balance sheet arrangements.

Net Operating Loss Carryforwards

At January 3, 2010, we had various federal, state and foreign income tax net operating loss carryforwards aggregating approximately $4.1 million which are available to reduce taxable income in the relevant jurisdictions through 2029. As of January 3, 2010, we had gross FICA and other tax credits of approximately $24.8 million, which expire in various periods through 2029, and approximately $2.2 million of state credits, which do not have an expiration, that are available to reduce income taxes payable in future years.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses and tax credits can be carried forward. We evaluate the weight of available positive and negative evidence during this process which includes our history of cumulative losses, the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. As of January 3, 2010, we concluded that the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $52.9 million was established for all U.S. federal and state deferred income tax assets. The establishment of this valuation allowance reflects our current assessment that the benefits of these future deductions and credits are not more likely than not of being recognized. See Note 9 to our 2009 consolidated financial statements.

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

The following table sets forth historical, unaudited quarterly revenues for our Morton’s restaurants that were open for the entire period from January 5, 2009 to January 3, 2010 (69 restaurants).

Morton’s Comparable Restaurant Revenues

(dollars in thousands)

	2009		2008
	69 restaurants
	$	%	$	%
First Quarter	63,598	25.9	82,942	27.1
Second Quarter	57,314	23.4	77,301	25.4
Third Quarter	55,750	22.7	66,996	22.0
Fourth Quarter	68,916	28.0	77,940	25.5

	245,578	100.0	305,179	100.0

New Accounting Pronouncements

Effective with the quarter ended October 4, 2009, titles and references to accounting standards have been updated to reflect the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) and Accounting Standards Update (“ASU”) references where applicable.

ASC Topic 105- “Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” pertains to the standard formerly known as SFAS No. 168. This guidance establishes the Codification as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification was intended to simplify user access to all authoritative GAAP by providing all the authoritative literature released related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. ASU Topic 105 was effective for interim and annual periods ending after September 15, 2009. We have complied with the requirements of this guidance as of the effective date. As the Codification does not change or alter existing U.S. GAAP, it did not impact our consolidated financial statements except for changing our accounting standard references.

The provisions of ASC Topic 820- “Fair Value Measurements and Disclosures,” pertain to the standard formerly known as FASB Staff Position (“FSP”) 157-4- “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC Topic 820 provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional guidance on circumstances that indicate when a transaction or market are not orderly. If it is determined that there has been a significant decrease in the volume or level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. The guidance was effective for interim and annual periods ending after August 27, 2009. The adoption of this ASC Topic did not impact our consolidated financial statements.

The provisions of ASC Topic 810- “Amendments to FASB Interpretation No. 46(R) (“FIN 46R”),” pertain to the standard formerly known as FSP 167. ASC Topic 810 retains the fundamental concepts of a variable interest entity (VIE), a variable interest, and a primary beneficiary that must consolidate the VIE. However, it does make several significant changes to FIN 46R. The three major changes are that (1) it expands the scope to include entities that were previously considered qualifying special purpose entities, (2) emphasizes that the determination of a primary beneficiary of a VIE should be made using a qualitative approach and (3) changes the criteria for determining who is a primary beneficiary of a VIE. The guidance was issued in June 2009 and is effective for annual reporting periods that begin after November 15, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of January 3, 2010, we owned and operated five international restaurants, one each in Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of January 3, 2010, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage and the non-recourse loan, are payable at fixed rates of interest. As of January 3, 2010, there were borrowings outstanding under our floating rate senior revolving credit facility of $60.0 million. As a result, a hypothetical 10% fluctuation in interest rates, as of January 3, 2010, would have a $0.2 million impact on pre-tax earnings for fiscal 2009.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $3.6 million impact on pre-tax earnings for fiscal 2009.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements follow on pages 49 to 81.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Morton’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton’s Restaurant Group, Inc. and subsidiaries as of January 3, 2010 and January 4, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2010. We also have audited Morton’s Restaurant Group Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Morton’s Restaurant Group, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton’s Restaurant Group, Inc. and subsidiaries as of January 3, 2010 and January 4, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Morton’s Restaurant Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in COSO.

KPMG LLP

Chicago, Illinois

March 9, 2010

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 3, 2010 and January 4, 2009

(amounts in thousands)

	January 3, 2010	January 4, 2009
Assets
Current assets:
Cash and cash equivalents	$1,141	$3,460
Restricted cash	132	1,372
Accounts receivable	5,958	3,832
Inventories	10,556	12,545
Prepaid expenses and other current assets	3,663	4,825
Income taxes receivable	608	1,409
Deferred income taxes, net	—	5,773

Total current assets	22,058	33,216

Property and equipment, net	92,443	111,211
Intangible asset	73,000	86,000
Goodwill	6,843	6,847
Deferred income taxes, net	—	3,814
Other assets and deferred expenses, net	4,542	4,479

	$198,886	$245,567

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

January 3, 2010 and January 4, 2009

(amounts in thousands, except share and per share amounts)

	January 3, 2010	January 4, 2009
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,313	$11,678
Accrued expenses, including deferred revenue from gift certificates and gift cards of $16,934 and $18,890	43,239	46,866
Current portion of obligation to financial institution	164	149
Accrued income taxes	643	980

Total current liabilities	55,359	59,673

Borrowings under senior revolving credit facility	60,000	60,800
Obligation to financial institution, less current maturities	2,893	3,057
Joint venture loan payable	2,924	2,794
Non-recourse loan	1,550	—
Deferred income taxes, net	26,437	—
Other liabilities	44,442	36,138

Total liabilities	193,605	162,462

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, none issued at January 3, 2010 and January 4, 2009, respectively	—	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,126,676 and 17,013,607 issued and 15,894,676 and 15,781,607 outstanding at January 3, 2010 and January 4, 2009, respectively	171	170
Additional paid-in capital	169,834	167,773
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at January 3, 2010 and January 4, 2009	(9,395)	(9,395)
Accumulated other comprehensive income	256	234
Accumulated deficit	(155,323)	(75,677)

Total stockholders’ equity of controlling interest	5,543	83,105
Noncontrolling interest, net of taxes	(262)	—

Total equity	5,281	83,105

	$198,886	$245,567

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years ended January 3, 2010, January 4, 2009 and December 30, 2007

(amounts in thousands, except share and per share amounts)

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Revenues	$281,104	$329,383	$325,784

Food and beverage costs	85,942	107,283	107,965
Restaurant operating expenses	156,114	164,921	150,526
Pre-opening costs	1,757	4,247	4,507
Depreciation and amortization	11,046	11,925	9,980
General and administrative expenses	15,858	26,541	27,229
Marketing and promotional expenses	6,653	7,020	6,967
Non-cash impairment charges	29,974	74,452	—
Employee separation charge	1,290	—	—
Lease exiting and related costs	—	752	—
Charge related to legal settlements	9,945	—	—

Operating (loss) income	(37,475)	(67,758)	18,610
Write-off of deferred financing costs	206	—	—
Interest expense, net	3,716	2,844	3,685

(Loss) income before income taxes from continuing operations	(41,397)	(70,602)	14,925
Income tax expense (benefit)	36,352	(8,774)	1,161

(Loss) income from continuing operations, net of taxes	(77,749)	(61,828)	13,764
Discontinued operations, net of taxes	(2,159)	(5,871)	(762)

Net (loss) income	(79,908)	(67,699)	13,002
Net loss attributable to noncontrolling interest	(262)	—	—

Net (loss) income attributable to controlling interest	$(79,646)	$(67,699)	$13,002

Amounts attributable to controlling interest:
(Loss) income from continuing operations, net of taxes	$(77,487)	$(61,828)	$13,764
Discontinued operations, net of taxes	(2,159)	(5,871)	(762)

Net (loss) income	$(79,646)	$(67,699)	$13,002

Basic net (loss) income per share:
Continuing operations	$(4.87)	$(3.84)	$0.81
Discontinued operations	$(0.14)	$(0.37)	$(0.04)
Net (loss) income per share	$(5.01)	$(4.21)	$0.77
Diluted net (loss) income per share:
Continuing operations	$(4.87)	$(3.84)	$0.81
Discontinued operations	$(0.14)	$(0.37)	$(0.04)
Net (loss) income per share	$(5.01)	$(4.21)	$0.77
Shares used in computing net (loss) income per share:
Basic	15,883,050	16,090,550	16,932,161
Diluted	15,883,050	16,090,550	16,978,777

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal Years ended January 3, 2010, January 4, 2009 and December 30, 2007

(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling interest, net of taxes	Total Equity
Balance at December 31, 2006	$—	$169	$164,631	$—	$4	$(20,980)	$—	$143,824
Comprehensive income (loss):
Net income	—	—	—	—	—	13,002	—	13,002
Foreign currency translation adjustments	—	—	—	—	214	—	—	214

Total comprehensive income (loss)								13,216

Tax adjustment	—	—	(77)	—	—	—	—	(77)
Tax benefit related to restricted shares vested	—	—	58	—	—	—	—	58
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(210)	—	—	—	—	(210)
Amortization of restricted stock	—	—	1,577	—	—	—	—	1,577

Balance at December 30, 2007	—	169	165,979	—	218	(7,978)	—	158,388
Comprehensive income (loss):
Net loss	—	—	—	—	—	(67,699)	—	(67,699)
Foreign currency translation adjustments, net	—	—	—	—	16	—	—	16

Total comprehensive income (loss)								(67,683)

Purchase of treasury stock	—	—	—	(9,395)	—	—	—	(9,395)
Restricted shares vested	—	1	(1)	—	—	—	—	—
Tax benefit related to restricted shares vested	—	—	(58)	—	—	—	—	(58)
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(149)	—	—	—	—	(149)
Amortization of restricted stock	—	—	2,002	—	—	—	—	2,002

Balance at January 4, 2009	—	170	167,773	(9,395)	234	(75,677)	—	83,105
Comprehensive income (loss):
Net loss	—	—	—	—	—	(79,646)	(262)	(79,908)
Foreign currency translation adjustments, net	—	—	—	—	22	—	—	22

Total comprehensive income (loss)								(79,886)

Restricted shares vested	—	1	(1)	—	—	—	—	—
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(53)	—	—	—	—	(53)
Amortization of restricted stock	—	—	2,115	—	—	—	—	2,115

Balance at January 3, 2010	$—	$171	$169,834	$(9,395)	$256	$(155,323)	$(262)	$5,281

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended January 3, 2010, January 4, 2009 and December 30, 2007

(amounts in thousands)

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Cash flows from operating activities:
Net (loss) income attributable to controlling interest	$(79,646)	$(67,699)	$13,002
Adjustments to reconcile net (loss) income attributable to controlling interest to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,611	12,785	10,602
Non-cash impairment charges	29,974	80,175	927
Noncontrolling interest, net of taxes	(262)	—	—
Amortization of deferred occupancy costs, other deferred expenses and stock based compensation	6,225	2,857	3,553
Charge related to legal settlements	9,945	—	—
Gain on sale of property and equipment	(746)	—	—
Write-off of deferred financing costs	206	—	—
Deferred income taxes	35,981	(12,182)	(2,076)
Change in assets and liabilities:
Accounts receivable	(2,110)	1,254	1,240
Inventories	2,031	785	(1,562)
Prepaid expenses and other assets	1,108	1,495	1,093
Income taxes receivable	801	(307)	(1,102)
Accounts payable	(403)	(1,697)	4,291
Accrued expenses	(5,832)	(5,034)	4,559
Other liabilities	229	5,125	4,129
Accrued income taxes	(249)	(104)	(129)

Net cash provided by operating activities	9,863	17,453	38,527

Cash flows from investing activities:
Purchases of property and equipment	(15,463)	(29,135)	(38,206)
Proceeds from sale of property and equipment	2,086	—	—

Net cash used in investing activities	(13,377)	(29,135)	(38,206)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	20,900	32,000	11,000
Payments made on senior revolving credit facility	(21,700)	(15,500)	(10,500)
Principal reduction on obligation to financial institution	(149)	(136)	(125)
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(53)	(149)	(210)
Tax benefit related to restricted shares vested during the year	—	(58)	58
Borrowings under non-recourse loan	1,550	—	—
Payment of deferred financing costs	(670)	(188)	—
Purchase of treasury stock	—	(9,395)	—
Decrease (increase) in restricted cash	1,261	(1,422)	—
Proceeds from joint venture loan payable	—	3,321	—

Net cash provided by financing activities	1,139	8,473	223

Effect of exchange rate changes on cash	56	(347)	211

Net (decrease) increase in cash and cash equivalents	(2,319)	(3,556)	755
Cash and cash equivalents at beginning of period	3,460	7,016	6,261

Cash and cash equivalents at end of period	$1,141	$3,460	$7,016

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2010, January 4, 2009 and December 30, 2007

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

The Company is engaged in the business of owning and operating restaurants under the names Morton’s The Steakhouse (“Morton’s”) and Trevi (“Trevi”). As of January 3, 2010, the Company owned and operated 77 restaurants (76 Morton’s steakhouses and one Trevi restaurant).

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

(b) Reporting Period

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2008 consisted of 53 weeks. Fiscal 2009 and fiscal 2007 each consisted of 52 weeks.

(c) Accounts Receivable

Amounts due from credit card processors, which arise when customers pay by credit card, are included in “Accounts receivable” in the accompanying consolidated balance sheets.

(d) Inventories

Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(e) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. In fiscal 2009, fiscal 2008 and fiscal 2007 interest costs capitalized

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

during the construction period for leasehold improvements were approximately $66,000, $163,000 and $311,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives. During fiscal 2009 and fiscal 2008, the Company considered and analyzed impairment indicators related to property and equipment and as a result of its analysis, recorded an impairment charge in continuing operations of approximately $16,974,000 and $18,708,000, respectively, relating to certain long-lived assets (see Note 15).

(f) Other Assets and Deferred Expenses, Net

Other assets and deferred expenses, net in the accompanying consolidated balance sheets consisted of the following (amounts in thousands):

	January 3, 2010	January 4, 2009
Smallwares	$2,157	$2,065
Deferred financing costs	590	601
Deposits	556	521
Other	1,239	1,292

Total other assets and deferred expenses, net	$4,542	$4,479

As of January 3, 2010 and January 4, 2009, deferred financing costs consisted of the costs associated with the Company’s senior revolving credit facility (see Note 6), which is being amortized over 5 years. Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when initially purchased.

In conjunction with impairment tests during fiscal 2008, the Company recorded non-cash impairment charges of $1,161,000 relating to smallwares (see Note 15).

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

Deferred tax assets are evaluated for recoverability at each reporting date. A valuation allowance is established for deferred tax assets that are not considered more likely than not to be recoverable based on the Company’s expectation of future taxable income.

The Company is subject to tax audits in the numerous jurisdictions in which it operates. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The benefits of tax positions that are judged to be more likely than

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements. Positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items, evaluating the recoverability of deferred tax assets and establishing reserves for uncertain tax positions.

(h) Intangible Asset and Goodwill

The intangible asset represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and management believes that it is widely recognized and accepted by consumers in its market as an indication of and recognition of service, value and quality. The intangible asset and goodwill are tested for impairment at least annually (or more frequently if indicators of impairment are present) in accordance with the provisions of ASC Topic 350, formerly known as SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. The Company currently defines a reporting unit to be an individual restaurant.

ASC Topic 350 requires the Company to perform its assessment of whether goodwill is impaired utilizing a two-step method. In the first step, the Company compares the fair value of each restaurant, a reporting unit, to its carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, in order to measure the amount of impairment loss, the Company must compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The Company performs its annual impairment test as of its year end.

During the annual impairment test in fiscal 2009, the Company concluded that indicators of potential impairment were present and that an evaluation of the carrying value of the Company’s long-term assets, including goodwill, intangible asset and other long-lived assets, was required. After performing the annual impairment analysis, the Company recorded an impairment charge in continuing operations of $13,000,000 related to the intangible asset. In connection with the recognition of the non-cash impairment charge for the intangible asset of $13,000,000, the Company recorded a deferred tax benefit of approximately $4,874,000 to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on the Company’s taxable income since the Company has no tax basis in the intangible asset.

For the third quarter of fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s long-term assets, including goodwill, intangible asset and other long-lived assets, was required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other market conditions.

After performing the interim test for impairment in the third quarter of fiscal 2008, it was determined that goodwill and the intangible asset were impaired. As a result, the Company recorded estimated non-cash

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

impairment charges in continuing operations in the amounts of $41,600,000 and $6,000,000 related to goodwill and the intangible asset, respectively, and non-cash impairment charges related to goodwill in discontinued operations of $2,400,000. The Company completed the fair value allocation process necessary to determine the impairment of goodwill and also completed its annual impairment analysis during the fourth quarter of fiscal 2008 and recorded an additional charge in continuing operations of $8,145,000. The aggregate non-cash impairment charge for goodwill of $52,145,000 is not deductible for tax purposes and therefore this charge will have no effect on the Company’s taxable income. In connection with the recognition of the non-cash impairment charge for the intangible asset of $6,000,000, the Company recorded a deferred tax benefit of approximately $2,233,000 to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on the Company’s taxable income since the Company has no tax basis in the intangible asset.

During fiscal 2008, goodwill was reduced by $109,000 which represents an adjustment in purchase accounting as a result of revisions to a deferred tax asset valuation allowance assumed at the time of the Company’s 2002 acquisition.

(i) Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant and equipment, smallwares and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of long-lived assets is performed at the component level, which is generally an individual restaurant. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

During fiscal 2009, the Company considered and analyzed impairment indicators related to property and equipment. Based on its analysis, the Company completed an impairment test related to the carrying value of certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) and determined that these assets were impaired. As a result, the Company recorded an impairment charge of approximately $16,974,000 relating to certain long-lived assets in fiscal 2009.

For the third quarter of fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of the Company’s long-lived assets was required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment during fiscal 2008, it was determined that certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) were impaired. Accordingly, the Company recorded a non-cash impairment charge in continuing operations and in discontinued operations of approximately $16,492,000 and $3,286,000, respectively, relating to certain long-lived assets for the third quarter of fiscal 2008. During the fourth quarter of fiscal 2008, the Company recorded

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

an additional non-cash impairment charge in continuing operations and in discontinued operations of $2,216,000 and $36,000, respectively, relating to certain long-lived assets. In connection with the recognition of the aggregate non-cash impairment charge for certain long-lived assets of approximately $22,030,000, the Company recorded a deferred tax benefit of approximately $8,250,000.

During fiscal 2007, the Company considered and analyzed impairment indicators related to property and equipment. Based on its analysis, the Company recorded an impairment charge of approximately $927,000 relating to the property and equipment of one Morton’s steakhouse for which the Company projected negative operating income for fiscal 2008 and later years. This restaurant was subsequently closed in fiscal 2008 and as a result the impairment charge of approximately $927,000 is included in “Discontinued operations, net of taxes” in the accompanying statement of operations for fiscal 2007. For fiscal 2007, with the exception of the restaurant assets subject to that charge, the Company concluded that no other material items recorded in property and equipment were impaired.

(j) Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations included advertising expenses of approximately $1,294,000, $1,313,000 and $1,386,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Advertising costs are expensed as incurred.

(k) Pre-opening costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in “Pre-opening costs” in the accompanying consolidated statements of operations. Pre-opening costs incurred and recorded as expense for fiscal 2009, fiscal 2008 and fiscal 2007 were approximately $1,757,000, $4,247,000 and $4,507,000, respectively.

(l) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Cash paid for interest and income taxes for fiscal 2009, fiscal 2008 and fiscal 2007 were as follows (amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Interest and fees, including amounts capitalized (see Note 2(e))	$3,098	$2,958	$3,518
Net income tax (refunds) payments	(182)	1,900	3,736

(m) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

carrying amounts of property and equipment, goodwill, intangible asset and income taxes. Actual results could differ from those estimates.

(n) Translation of Foreign Currencies

As of January 3, 2010, the Company owned and operated five international locations, one each in Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; and Toronto, Canada. The financial position and results of operations of the Company’s foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholders’ equity.

(o) Comprehensive Income (Loss)

ASC Topic 220, formerly known as SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and equity adjustments from foreign currency translation, net of tax. Comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders’ equity.

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

During fiscal 2009, fiscal 2008 and fiscal 2007, gift card breakage income, which amounted to approximately $2,650,000, $3,482,000 and $2,209,000, respectively, is included in “Revenues” in the accompanying consolidated statements of operations. The Company estimates and records gift card breakage income based on its historical redemption pattern. The Company monitors its actual patterns of redemption and updates its estimates and assumptions regarding redemption as the actual pattern changes. Based on historical information available in fiscal 2006, the Company determined that redemption 48 months after issuance was remote. Accordingly, the Company recorded gift card breakage income for all gift cards that had not been redeemed 48 months after the date of issuance. During fiscal 2008, the Company updated its analysis of historical gift card redemptions based on the additional data accumulated in fiscal 2007 and fiscal 2008, and changed its estimate to record gift card breakage income 36 months after the date of issuance for all gift cards that have not been redeemed. In accordance with applicable accounting standards we recorded a cumulative adjustment of $1,852,000 related to this change in estimate, which is included in revenues in fiscal 2008. The Company records gift card breakage income relating to gift cards sold to a third party under an advertising and promotion agreement 24 months after the date of issuance when the likelihood of redemption is considered remote. During fiscal 2009, the Company recognized gift card breakage income of $737,000 relating to a legacy paper gift certificate program; such revenue was recognized after determining the probability of redemption of these paper gift certificates was remote.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

(q) Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, formerly known as SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but adjusts shares outstanding to reflect the potential dilution that would occur if unvested restricted stock awards were vested. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and therefore are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.

The following table sets forth the computation of basic and diluted net (loss) income per share (amounts in thousands except share and per share amounts):

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
(Loss) income from continuing operations, net of taxes	$(77,487)	$(61,828)	$13,764
Discontinued operations, net of taxes	(2,159)	(5,871)	(762)

Net (loss) income attributable to controlling interest	$(79,646)	$(67,699)	$13,002

Shares:
Weighted average number of common shares outstanding	15,883,050	16,090,550	16,932,161
Dilutive potential common shares	—	—	46,616

Weighted average number of diluted common shares outstanding	15,883,050	16,090,550	16,978,777

Basic net (loss) income per share:
Continuing operations	$(4.87)	$(3.84)	$0.81
Discontinued operations	$(0.14)	$(0.37)	$(0.04)
Net (loss) income per share	$(5.01)	$(4.21)	$0.77
Diluted net (loss) income per share:
Continuing operations	$(4.87)	$(3.84)	$0.81
Discontinued operations	$(0.14)	$(0.37)	$(0.04)
Net (loss) income per share	$(5.01)	$(4.21)	$0.77

Restricted stock of approximately 678,000 shares and 644,000 shares for fiscal 2009 and fiscal 2008, respectively, were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive.

(r) New Accounting Pronouncements

Effective with the quarter ended October 4, 2009, titles and references to accounting standards have been updated to reflect the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) and Accounting Standards Update (“ASU”) references where applicable.

ASC Topic 105—“Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” formerly known as SFAS No. 168. This guidance establishes the Codification as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification was intended to simplify user access to all authoritative GAAP by providing all the

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

authoritative literature released related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. ASC Topic 105 was effective for interim and annual periods ending after September 15, 2009. The Company has complied with the requirements of this guidance as of the effective date. As the Codification does not change or alter existing U.S. GAAP, it did not impact the Company’s consolidated financial statements except for changing its accounting standard references.

The provisions of ASC Topic 820—“Fair Value Measurements and Disclosures,” pertain to the standard formerly known as FSP 157-4—“Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC Topic 820 provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have decreased significantly, and includes additional guidance on circumstances that indicate when a transaction or market are not orderly. If it is determined that there has been a significant decrease in the volume or level of market activity, then further analysis is conducted to determine if an adjustment to the observable transactions or quoted market prices may be necessary in determining the value of the asset. The guidance was effective for interim and annual periods ending after August 27, 2009. The adoption of this ASC Topic did not impact the Company’s consolidated financial statements.

The provisions of ASC Topic 810—“Amendments to FASB Interpretation No. 46(R) (“FIN 46R”),” pertain to the standard formerly known as FSP 167. ASC Topic 810 retains the fundamental concepts of a VIE, a variable interest, and a primary beneficiary that must consolidate the VIE. However, it does make several significant changes to FIN 46R. The three major changes are that (1) it expands the scope to include entities that were previously considered qualifying special purpose entities, (2) emphasizes that the determination of a primary beneficiary of a VIE should be made using a qualitative approach and (3) changes the criteria for determining who is a primary beneficiary of a VIE. The guidance was issued in June 2009 and is effective for annual reporting periods that begin after November 15, 2009.

(s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation of discontinued operations (See Note 3(b)).

(t) Subsequent Events.

The Company evaluated subsequent events through the time of filing this Form 10-K. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

(3) Restaurant and Other Closings

(a) Trevi

During January 2006, the Company signed a new long-term lease with respect to its then-existing Bertolini’s restaurant located at the Fountain of Gods at the Forum Shops at Caesars Palace in Las Vegas, Nevada. In conjunction with the new lease, the Bertolini’s restaurant was closed on September 15, 2006 for renovations and replaced by Trevi, a new Italian restaurant that opened at this location on February 2, 2007. During the construction period, the Company incurred rent expense, utility expense and other fixed costs and construction costs with respect to the lease of this restaurant and it also lost the revenues that would have been

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

generated had the existing restaurant remained open. During fiscal 2007, the Company incurred pre-opening expenses and other fixed costs relating to this new lease of $421,000. During fiscal 2008 and fiscal 2009, the Company did not incur any pre-opening expenses and other fixed costs relating to this new lease.

(b) Discontinued Operations—Restaurant Closings

The Company determined that the closed restaurants should be accounted for as discontinued operations in accordance with ASC Topic 360, formerly known as SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, due to the fact that the Company does not expect any further direct or indirect cash inflows from these restaurants. Accordingly, the results of closed restaurants are included in discontinued operations for all periods presented in the accompanying consolidated financial statements.

During fiscal 2009, the Company closed its Morton’s steakhouses located in Southfield, Michigan; Westchester, Illinois; Minneapolis, Minnesota; Columbus, Ohio; Vancouver, Canada; and Annapolis, Maryland; closed its Bertolini’s restaurant in King of Prussia, Pennsylvania and closed and sold its Bertolini’s restaurant in Las Vegas (Village Square), Nevada. In connection with the closing of these restaurants, the Company recorded lease exiting and related costs of approximately $2,029,000, representing rent, severance and the write-off of inventory and an additional accrual related to restaurants that were closed in fiscal 2008. During fiscal 2008, the Company recognized an impairment charge of approximately $5,687,000 which represented the entire carrying value, less a minimal salvage value, of property and equipment and goodwill associated with the restaurants closed during fiscal 2009. As a result there was no further impairment recorded during fiscal 2009 related to these restaurants.

As mentioned above, during fiscal December 2009, the Company closed and sold its Bertolini’s restaurant located in Las Vegas, Nevada. In connection with the sale of the land and property and equipment, the Company received net proceeds of $2,086,000. The Company recorded a gain of approximately $746,000 on the sale, which is included in “Discontinued operations, net of taxes” in the accompanying statement of operations for fiscal 2009.

During fiscal 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana and its Morton’s steakhouses in Kansas City, Missouri and in Charlotte (SouthPark), North Carolina. In connection with the closing of the Morton’s steakhouse in Charlotte (SouthPark), North Carolina, during fiscal 2008, the Company recorded lease exiting and related costs of approximately $374,000 pre-tax or $223,000 after-tax, representing rent, severance and the write-off of inventory. In connection with the closing of the Morton’s steakhouse in Kansas City, Missouri, during fiscal 2008, the Company recorded a net benefit of approximately $209,000 pre-tax or $124,000 after-tax, representing the reversal of the related deferred rent obligation partially offset by severance and the write-off of inventory. There was no such charge related to the closing of Bertolini’s in Indianapolis, Indiana. During fiscal 2008, the Company recognized an impairment charge of approximately $36,000 related to the property and equipment of these three restaurants closed during fiscal 2008.

The results of discontinued operations were as follows (amounts in thousands):

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
Revenues	$10,083	$25,107	$28,041
Loss before income taxes	(2,159)	(7,836)	(1,362)
Income tax benefit	—	(1,965)	(600)
Net loss	$(2,159)	$(5,871)	$(762)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

(c) New York Office Closing

During fiscal December 2008, the Company closed its New York Office in New Hyde Park, New York. In connection with the closing of the New York Office, the Company recorded lease exiting and related costs of approximately $752,000 pre-tax or $472,000 after-tax, primarily consisting of the present value of remaining lease payments. These costs were reflected in continuing operations and are included in “Lease exiting and related costs” in the accompanying statement of operations for fiscal 2008.

(4) Property and Equipment

The cost and related accumulated depreciation and amortization of major classes of assets as of January 3, 2010 and January 4, 2009 are set forth below (amounts in thousands):

	January 3, 2010	January 4, 2009
Furniture, fixtures and equipment	$26,069	$29,155
Buildings and leasehold improvements	92,908	102,598
Land	7,300	8,474
Construction in progress	917	2,782

	127,194	143,009
Less accumulated depreciation and amortization	34,751	31,798

Net property and equipment	$92,443	$111,211

(5) Accrued Expenses

Accrued expenses as of January 3, 2010 and January 4, 2009 consisted of the following (amounts in thousands):

	January 3, 2010	January 4, 2009
Deferred revenue from gift certificates and gift cards	$16,934	$18,890
Restaurant operating expenses	6,680	7,376
Accrued legal costs	6,139	5,047
Payroll and related taxes	5,252	5,041
Sales and use tax	2,173	2,582
Rent and property taxes	1,534	1,924
Accrued severance and other post-retirement benefits	1,290	—
Accrued construction costs	337	3,800
Other	2,900	2,206

Total accrued expenses	$43,239	$46,866

(6) Senior Revolving Credit Facility

On February 14, 2006, the Company entered into an $115,000,000 senior revolving credit facility with Wachovia Bank, National Association (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

entered into the fifth amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduced the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company is currently exploring its options to refinance all or part of its senior revolving credit facility, however, the Company may be unable to accomplish a refinancing on terms acceptable to management or at all. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of January 3, 2010, the Company had outstanding borrowings of $60,000,000 under its senior revolving credit facility. Management believes that the carrying value of outstanding borrowings approximates fair value since interest rates vary with market conditions. As of January 3, 2010, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility.

As of January 3, 2010, all of the $70,000,000 senior revolving credit facility is available for letters of credit and up to $5,000,000 is available for swingline loans. Subject to customary conditions, including the absence of defaults under the senior revolving credit facility, amounts available under the senior revolving credit facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swingline loans, until the maturity date thereof. The amount of borrowings that the Company may make under the senior revolving credit facility is reduced by the aggregate amount of the Company’s outstanding letters of credit and swingline loans.

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

The applicable margin for the senior revolving credit facility is determined quarterly based on the Company’s adjusted leverage ratio for the trailing twelve month period calculated from the most recently delivered financial statements. As of January 3, 2010, the applicable margin for LIBOR rate loans ranged from 2.500% to 3.500% based on the Company’s adjusted leverage ratio and the applicable margin for base rate loans ranged from 1.500% to 2.500%.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

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

Under the senior revolving credit facility, the minimum fixed charge coverage ratio that the Company is required to comply with is 1.5:1. The maximum adjusted leverage ratio allowed was 5.5:1 through the end of the third quarter of fiscal 2009; for the fourth quarter of fiscal 2009 through the maturity date it is 5.25:1. As of January 3, 2010, the Company’s annual capital expenditures, net of landlord contributions, allowances and abatements were not allowed to exceed $20,000,000 for fiscal year 2010 and $5,000,000 for fiscal year 2011. This covenant also provides for a one year carryforward of unused amounts from the prior fiscal year.

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

As discussed above, the senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business during these adverse economic conditions through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2010. However, if the weak economic environment deteriorates further, or is prolonged, resulting in continued revenue decreases, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

(7) Non-recourse loan

On April 13, 2009, one of the Company’s subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary may borrow up to $1.8 million. Loan proceeds are to be used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including for the acquisition and installation of furniture, fixtures and equipment. The loan bears

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due. As of January 3, 2010, the outstanding amount borrowed was $1,550,000.

(8) Obligation to Financial Institution

Obligation to financial institution consisted of the following (amounts in thousands):

	January 3, 2010	January 4, 2009
Mortgage loan with GE Capital Franchise Finance bearing interest at 8.98%; scheduled to mature in March 2021	$3,057	$3,206
Less current portion of obligation to financial institution	164	149

Obligation to financial institution, less current maturities	$2,893	$3,057

Future maturities of the Company’s obligation to the financial institution were as follows as of January 3, 2010 (amounts in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Mortgage loan with GE Capital Franchise Finance	$164	$179	$196	$215	$235	$2,068	$3,057

(9) Income Taxes

(Loss) income before income taxes from continuing operations for the Company’s domestic and foreign operations were as follows (amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Domestic operations	$(43,820)	$(70,334)	$11,782
Foreign operations	2,423	(268)	3,143

Total	$(41,397)	$(70,602)	$14,925

Income tax expense (benefit) applicable to the results of continuing operations was comprised of the following (amounts in thousands):

		Fiscal 2009	Fiscal 2008	Fiscal 2007
Federal:	Current	$—	$54	$691
	Deferred	31,393	(8,212)	(1,485)

		31,393	(8,158)	(794)
Foreign:	Current	431	867	1,062
	Deferred	(718)	(50)	(106)

		(287)	817	956
State and Local:	Current	(62)	633	798
	Deferred	5,308	(2,066)	201

		5,246	(1,433)	999

Income tax expense (benefit)		$36,352	$(8,774)	$1,161

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) from continuing operations before income taxes as a result of the following (amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Computed “expected” tax (benefit) expense	$(14,489)	$(24,711)	$5,224
Increase (reduction) resulting from:
State and local income taxes, net of federal income tax effect	(1,379)	(754)	437
Foreign rate differential	(111)	659	90
FICA and other tax credits	(1,528)	(1,851)	(1,921)
Change in valuation allowance	53,010	87	—
Adjustment related to amended returns	—	—	(2,978)
Non-deductible impairment charges	—	17,411	—
Other, net	849	385	309

	$36,352	$(8,774)	$1,161

During fiscal 2009, the Company recorded a full valuation allowance against the Company’s U.S. federal and state deferred tax assets.

The Company’s fiscal 2008 actual tax benefit rate was lower than that calculated by applying the U.S. statutory tax rate to loss from continuing operations before income taxes because the non-cash impairment charge for goodwill of approximately $49,744,000 is not deductible for tax purposes and therefore this charge had no effect on the Company’s taxable income.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets at the end of fiscal 2009 and fiscal 2008 are presented below (amounts in thousands):

	January 3, 2010	January 4, 2009
Deferred tax assets:
Net operating loss carryforwards	$4,122	$2,418
Deferred revenue on gift certificates and gift cards	3,563	3,334
Accrued liabilities	6,427	3,392
Foreign timing differences	968	622
Property and equipment depreciation	9,626	6,229
Deferred rent and start-up amortization	6,431	4,700
FICA and other tax credits	26,491	23,796

Total gross deferred tax assets	57,628	44,491
Less valuation allowance	(56,011)	(2,115)

Net deferred tax assets	1,617	42,376

Deferred tax liabilities:
Intangible asset	27,371	32,007
Smallwares	683	782

Total gross deferred tax liabilities	28,054	32,789

Net deferred tax (liabilities) assets	$(26,437)	$9,587

As noted above, the Company’s consolidated financial statements contain deferred tax assets related to various federal, state and foreign income tax net operating loss (NOL) carryforwards, foreign tax credits and FICA and other tax credits expiring in various periods through 2029, 2019 and 2029, respectively. In addition, the Company has significant deferred income tax assets resulting from other temporary differences related to depreciation, deferred rent, gift certificates and other timing differences. Generally Accepted Accounting Principles (“GAAP”) require the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. In evaluating the Company’s ability to recover its deferred income tax assets, management considered available positive and negative evidence.

During the years ended January 3, 2010 and January 4, 2009, the Company reported net losses. These losses were considered negative evidence which carried substantial weight. Therefore, the Company considered evidence related to the four sources of taxable income, to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred in recent periods. The sources of taxable income considered included:

•	taxable income in prior carryback years, if carryback is permitted under the tax law;

•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

Based on management’s evaluation of these factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets.

The Company had also evaluated the weight of available positive and negative evidence relating to the recoverability of deferred tax assets during fiscal 2008 and the first, second and third quarters of fiscal 2009 closing and reporting process and concluded that it was more likely than not that existing deferred tax assets would be recoverable. During the fourth quarter of fiscal 2009, the Company closed two additional restaurants, recorded an additional long-lived asset impairment charge of $16,974,000 and recorded an employee separation charge of $1,290,000. These actions reduced the Company’s projected taxable income for 2009 below previous estimates. In addition, the Company reduced 2010 projected taxable income to reflect the continued economic weakness as well as the final valuation of preferred stock to be issued in 2010 in connection with the legal settlements discussed in Note 17. These fourth quarter items resulted in the Company projecting a higher federal NOL for fiscal 2009 and decreasing 2010 projected taxable income, which increased the likelihood that some, or all of its FICA credits expiring in near future years may not be utilized.

As the Company reviewed the revised projections in light of the fourth quarter events, the Company concluded that, as of January 3, 2010, the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $52,897,000 in continuing operations and $1,622,000 in discontinued operations for all U.S. federal and state deferred income tax assets was necessary as of January 3, 2010. The Company’s remaining deferred income tax assets relate to its foreign subsidiaries which are not included in the Company’s consolidated federal or state income tax returns.

FICA and other tax credits, including certain state generated credits net of the federal benefit, of $26,491,000 have been recorded as deferred tax assets by the Company. Included in this amount are credits aggregating $23,669,000 that are for a portion of the employer paid social security taxes on employee cash tips; the remainder of the credits are state credits and foreign tax credits. All of these credits are available to offset federal and state income tax payable in future years. These credits must generally be utilized after all net operating loss carryovers are utilized. For FICA credits generated in tax years beginning before 1998, the carryforward period is 15 years. For FICA credits generated in tax years beginning after 1997, the carryforward period is 20 years.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1995	$92	2010
1996	1,290	2011
1997	1,348	2012
1998	1,498	2018
1999/2009	2,595	2019
2000	2,399	2020
2004	2,384	2024
2005	2,523	2025
2006	2,781	2026
2007	2,685	2027
2008	2,886	2028
2009	2,349	2029

Subtotal	24,830
No expiration	2,244

	$27,074

Since fiscal 2006, the Company has elected to treat approximately $2,897,000 in foreign tax payments as income tax credits rather than current income tax deductions. During fiscal 2008 and fiscal 2007, the Company utilized $1,226,000 and $1,020,000, respectively, of these credits to offset current income taxes payable. The credits expire in 2019. Foreign tax credits are applied first against taxable income before FICA credits. The Company has the option to elect to treat foreign tax payments as current income tax deductions in order to accelerate the use of its FICA credits.

As of January 3, 2010, the Company operates in the foreign jurisdictions of Canada, China, Mexico (which opened in March 2009) and Singapore. During fiscal 2009, the Company recorded a deferred tax liability of approximately $57,000 relating to its Singapore, Hong Kong and Toronto restaurants since the Company plans to repatriate all of the earnings related to these restaurants. The remaining foreign subsidiaries in Macau and Mexico do not have undistributed earnings.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, formerly known as FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

The amount of unrecognized tax benefits and the related interest and penalties as of January 3, 2010 was not material to the Company’s consolidated financial statements. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

(10) Other Liabilities

Other liabilities as of January 3, 2010 and January 4, 2009 consisted of the following (amounts in thousands):

	January 3, 2010	January 4, 2009
Deferred rent and landlord allowances (see Note 13)	$39,997	$36,138
Long-term portion of accrued legal costs (see Note 17)	4,445	—

Total other liabilities	$44,442	$36,138

(11) Capital Stock

In February 2006, the Company and certain selling stockholders completed an IPO of shares of common stock. As of January 3, 2010 and January 4, 2009, the authorized capital of MRG consisted of 100,000,000 shares of common stock at $0.01 par value per share with 17,126,676 and 17,013,607 shares of common stock issued and 15,894,676 and 15,781,607 shares of common stock outstanding, respectively, and 30,000,000 shares of preferred stock at $0.01 par value per share with no shares issued or outstanding.

On January 15, 2008, the Company’s Board of Directors authorized the repurchase of up to $4,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors approved, and the Company entered into, an amendment to the Company’s senior revolving credit facility to allow the repurchase of an additional $6,000,000 of the Company’s common stock. On February 27, 2008, the Company’s Board of Directors authorized the repurchase of an additional $6,000,000 of the Company’s common stock, resulting in authorization for the Company to repurchase a total of $10,000,000 of its common stock. On September 24, 2008, the Company’s Board of Directors approved, and the Company entered into, an additional amendment to the Company’s senior revolving credit facility which provides flexibility for the Company to repurchase up to a maximum of $20,000,000 of the Company’s common stock over the term of the senior revolving credit facility by increasing the existing $10,000,000 cap on such stock repurchases by an additional $10,000,000; however the Company’s Board of Directors has not authorized an increase to the size of the stock repurchase program beyond the previously approved $10,000,000. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During fiscal 2008, the Company purchased 1,232,000 shares of its common stock for an aggregate purchase price of approximately $9,395,000. During fiscal 2009, the Company did not purchase shares of its common stock.

During fiscal 2009 and fiscal 2008, 143,120 restricted shares and 95,050 restricted shares, respectively, previously granted to employees vested, of which 30,051 shares and 19,598 shares, respectively, were surrendered at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company. See Note 14.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

(12) Consolidation of Variable Interest Entity (Joint Venture)

The Company operates a Morton’s Steakhouse in Mexico City, Mexico in which the Company has a variable interest which has been included in the Company’s consolidated financial statements, due to the fact that the Company is the primary beneficiary in the VIE. The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Included in the consolidated balance sheets as of January 3, 2010 and January 4, 2009, are VIE assets of approximately $3,051,000 and $2,840,000, respectively, which includes restricted cash of $132,000 and $1,372,000, respectively. Also included in “Joint venture loan payable” in the consolidated balance sheets as of January 3, 2010 and January 4, 2009, is a VIE liability consisting of a loan with a balance of approximately $2,924,000 and $2,794,000, respectively. This loan represents an advance for future capital needs, which is treated as debt of the joint venture and is repayable without interest.

The Company is not involved in any other VIEs.

(13) Operating Leases

The Company’s operations are generally conducted in leased premises. As of January 3, 2010, remaining lease terms range from one to 32 years.

In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are included in “Other liabilities” in the accompanying consolidated balance sheets and the total amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets as a credit to rent expense. As of January 3, 2010 and January 4, 2009, approximately $226,000 and $833,000, respectively, of development allowances were due from lessors and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent rental payments based upon a percentage of gross revenues and/or provide for rent deferral during the initial term of such leases. Included in “Other liabilities” in the accompanying consolidated balance sheets at January 3, 2010 and January 4, 2009 are accruals related to such rent deferrals and landlord allowances of approximately $39,997,000 and $36,138,000, respectively (see Note 10). For financial reporting purposes, such leases are accounted for on a straight-line rental basis. The Company recorded non-cash straight-line rent expense in continuing operations of $3,231,000, $321,000 and $703,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, which is included in “Restaurant operating expenses” in the accompanying consolidated statements of operations.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

Future minimum annual rental commitments under the Company’s operating leases are approximately as follows (amounts in thousands):

Fiscal 2010	$27,326
Fiscal 2011	28,225
Fiscal 2012	28,190
Fiscal 2013	27,906
Fiscal 2014	27,467
Fiscal 2015 and thereafter	170,113

Total minimum lease payments	$309,227

Contingent rental payments on building leases are made based upon a percentage of gross revenues of the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Contingent rental expense was approximately $891,000, $1,971,000 and $2,205,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Rental expense, inclusive of contingent rent, for such leases was approximately $22,533,000, $24,921,000 and $22,237,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

(14) Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of January 3, 2010, the aggregate number of shares of the Company’s common stock that was approved under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During fiscal 2009, fiscal 2008 and fiscal 2007, the Company granted and issued 263,950 shares, 263,050 shares and 261,050 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan. The weighted average grant date price for fiscal 2009, fiscal 2008 and fiscal 2007 grants were $1.79, $8.53 and $18.48, respectively.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan was as follows:

Unvested restricted stock outstanding as of December 31, 2006	243,200
Granted	261,050
Vested	(48,340)
Forfeited by termination	(15,120)

Unvested restricted stock outstanding as of December 30, 2007	440,790
Granted	263,050
Vested	(95,050)
Forfeited by termination	(25,050)

Unvested restricted stock outstanding as of January 4, 2009	583,740
Granted	263,950
Vested	(143,120)
Forfeited by termination	(48,700)

Unvested restricted stock outstanding as of January 3, 2010	655,870

As of January 3, 2010, there were 846,620 shares available for grant. In connection with the vesting of shares during fiscal 2009, fiscal 2008 and fiscal 2007, 30,051, 19,598 shares and 10,635 shares, respectively, of the 143,120 shares, 95,050 shares and 48,340 shares, respectively, vested were surrendered at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such forfeited shares were cancelled by the Company. On January 21, 2010 and February 1, 2010, the Company granted and issued 236,150 shares and 9,000 shares, respectively, of restricted stock to certain of its employees pursuant to the equity incentive plan.

In accordance with ASC Topic 718, formerly known as SFAS No. 123(R), “Share-Based Payments,” stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Restaurant operating expenses	$398	$375	$318
General and administrative expenses	1,649	1,565	1,211
Marketing and promotional expenses	68	62	48

Stock-based compensation expense before income tax benefit	2,115	2,002	1,577
Income tax benefit	—	(453)	(585)

Net compensation expense	$2,115	$1,549	$992

Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.13 in both basic and diluted net loss from continuing operations per share for fiscal 2009. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.10 in both basic

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

and diluted net loss from continuing operations per share. Stock-based compensation expense, net of related income taxes, resulted in a decrease of approximately $0.06 in both basic and diluted net income from continuing operations per share for fiscal 2007.

As of January 3, 2010, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was $4,080,000, which will be recognized over a weighted average period of approximately 2.4 years.

(15) Non-Cash Impairment Charges

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

During fiscal 2009, the Company considered and analyzed impairment indicators related to property and equipment and its intangible asset. Based on its analysis, the Company recorded an impairment charge of approximately $16,974,000 relating to certain long-lived assets and an impairment charge of $13,000,000 relating to its intangible asset. In connection with these impairment charges the Company recorded a deferred tax benefit of approximately $11,628,000.

For the third quarter of 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets and liabilities, including goodwill, its other intangible asset and other long-lived assets, was therefore required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other market conditions.

After performing the interim test for impairment during fiscal 2008, it was determined that the goodwill, the intangible asset and certain long-lived assets were impaired. Accordingly. the Company recorded estimated non-cash impairment charges in continuing operations in the amount of $64,092,000 ($41,600,000 for goodwill, $6,000,000 for the intangible asset and $16,492,000 for certain long-lived assets) and non- cash impairment charges related to goodwill and certain long-lived assets in discontinued operations of $2,400,000 and $3,286,000, respectively. The Company completed the fair value allocation process necessary to determine the impairment of goodwill and also completed its annual impairment analysis during the fourth quarter of fiscal 2008 and recorded an additional charge in continuing operations of $8,145,000. Additionally, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge in continuing operations of $2,216,000 and in discontinued operations of $36,000 relating to certain long-lived assets. These charges were measured and recognized following the guidance in ASC Topic 350 and ASC Topic 360 which require that the carrying value of goodwill, intangible assets and other long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

(16) Employee Benefit Plans

Employees of the Company who are over the age of 21 and who have completed six months of service are eligible for voluntary participation in the Morton’s of Chicago Inc. Profit Sharing and Cash Accumulation Plan. Employer contributions to the plan are made at the discretion of the Board of Directors. Employer contributions paid in fiscal 2008 and fiscal 2007 were approximately $917,000 and $820,000, respectively. At the discretion of the Board of Directors, the Company did not make employer contributions during fiscal 2009.

(17) Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, formerly known as SFAS No. 5, “Accounting for Contingencies.” A liability is recorded when the liability is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

Since August 2002, a number of the Company’s current and former employees in Massachusetts and Illinois have initiated arbitrations with the American Arbitration Association in their respective states alleging that the Company has violated state (Massachusetts arbitration), state and federal (Illinois arbitrations) and federal (Massachusetts arbitration) wage and hour laws regarding the sharing of tips with other employees and failure to pay for all hours worked. In the case involving Massachusetts state claims only, the arbitrator ruled that the claimants may proceed as a class and that there would be no automatic certification. In July 2009, a settlement agreement was entered into by the parties to this matter in conjunction with the settlement of the nationwide class action referred to below.

In May 2005, a former employee of the Boston, Massachusetts Morton’s steakhouse filed a nationwide class action complaint in federal court in the United States District Court, District of Massachusetts, alleging that the sharing of tips with other restaurant employees violates the Fair Labor Standards Act. The Company moved to dismiss the complaint and compel arbitration. While the motion was pending, the plaintiff filed a nationwide collective action demand for arbitration with the American Arbitration Association. The demand for arbitration alleged the same facts as the lawsuit filed in federal court. The Company’s motion to dismiss was granted and the matter moved forward as an arbitration. The arbitrator ruled that a nationwide class is appropriate, excluding certain states. The Company appealed that decision to the district court and that appeal was denied. In July 2009, a settlement agreement was entered into by the parties covering federal and state claims. This settlement also includes settlement of the case involving Massachusetts state claims only. In December 2009, final arbitrator approval was obtained and in January 2010, court approval was obtained resolving this matter.

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

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

others, subsequently filed individual claims in arbitration. In July 2009, a settlement agreement covering all of these individual arbitrations was entered into. In September 2009, arbitrator approval was obtained and in October 2009, court approval was obtained resolving this matter.

During the second quarter of fiscal 2009, the Company recorded a charge related to the July 2009 settlements discussed above and similar labor claims. During the third and fourth quarters of fiscal 2009, the Company recorded adjustments to the settlement amount recorded in the second quarter to reflect the change in the estimated fair value of the share-based component of the settlement of the nationwide class action. As of January 3, 2010, the accrual related to these legal settlements and other similar labor claims is approximately $10,583,000 of which approximately $4,445,000 is included in “Other liabilities” in the accompanying consolidated balance sheet (see Note 10). The consideration in the settlements includes the payment of cash over up to a four year period as well as the issuance of preferred stock by the Company. The preferred stock, which was issued in February 2010 following court approval of the settlement of the nationwide class action in January 2010, has an aggregate liquidation preference of $6,000,000 and after two years from the date of its issuance may be converted into 1,200,000 shares of the Company’s common stock. The Company will have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlement of the nationwide class action was recorded at fair value as of January 3, 2010. The portion of the accrual relating to the preferred stock will be adjusted to fair value at each quarter end until all contingencies related to the issuance of the preferred stock are removed. This occurred in January 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly a final adjustment to the fair value of the preferred stock was recorded during the first quarter of fiscal 2010. The estimated fair value of the preferred stock reflected in the consolidated balance sheet as of January 3, 2010, was determined based on the guidance in ASC 820, formerly known as FASB No. 157, “Fair Value Measurements,” which requires use of a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The fair value of the liability that is related to the preferred stock is calculated based on current market conditions and using a Black-Scholes option pricing model. The Company believes the measurement of the fair value of the preferred stock component of the settlement is properly classified as level three in the hierarchy of measurements. As of January 3, 2010, the aggregate estimated value of the preferred stock to be issued upon final settlement is $2,592,000, or $2.16 per share for the 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the preferred stock. The fair value of these instruments as of January 3, 2010 was estimated using the following assumptions:

Strike price (1)	$5.00
Expected volatility (2)	75%
Risk-free interest rate (3)	1.1%
Expected life (4)	2 years
Common stock price (5)	$2.91

(1)	The strike price represents the conversion price under the settlement agreement for the preferred stock.
(2)	Based on historical volatility of the Company’s common stock over the expected life of the preferred stock.
(3)	Represents the LIBOR rate matching the expected life of the preferred stock.
(4)	The period of time from the date of issuance of the preferred stock under ASC Topic 450, formerly known as SFAS No. 5, and the date the holder of the preferred shares is able to convert to common shares.
(5)	The stock price as of the last day of the fiscal period ended January 3, 2010.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

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

(18) Financial Information about Geographic Areas

As of January 3, 2010, the Company owned and operated 76 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 27 states and San Juan, Puerto Rico, and five international locations (Toronto, Canada; Hong Kong, China; Macau, China, Mexico City, Mexico and Singapore).

The information regarding revenues that is reported in the Company’s consolidated statements of operations from continuing operations includes revenues generated from operations in foreign countries of approximately $23,285,000, $22,668,000 and $19,532,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The information regarding income (loss) before income taxes from continuing operations that is reported in the Company’s consolidated statements of operations includes income before income taxes generated from operations in foreign countries of approximately $2,065,000, $899,000 and $3,071,000 for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. For fiscal 2009, the non-cash impairment charges of approximately $29,974,000, the charge related to the legal settlements of approximately $9,945,000 and the employee separation charge of approximately $1,290,000 are included in the domestic loss before income taxes from continuing operations. Fiscal 2008 income before income taxes from continuing operations generated from operations in foreign countries includes a non-cash impairment charge of approximately $2,493,000 relating to certain long-lived assets. The information regarding property and equipment, net which is reported on the Company’s consolidated balance sheets includes property and equipment, net, in foreign countries of approximately $2,939,000 and $2,018,000 at the end of fiscal 2009 and fiscal 2008, respectively.

(19) Interim Financial Information (unaudited)

The following is a summary of selected quarterly financial data for continuing operations for the fiscal years ended January 3, 2010 and January 4, 2009 (amounts in thousands, except per share information):

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$71,778	$66,421	$63,733	$79,172	$281,104
Operating loss	(317)	(11,343)	(3,692)	(22,123)	(37,475)
Loss before income taxes	(1,211)	(12,320)	(4,743)	(23,123)	(41,397)
Income tax expense (benefit)	590	(6,393)	(1,583)	43,738	36,352
Loss from continuing operations, net of taxes	(1,801)	(5,927)	(3,160)	(66,861)	(77,749)
Net loss (income) attributable to noncontrolling interest	(272)	(31)	31	10	(262)
Net loss from continuing operations attributable to controlling interest	(1,529)	(5,896)	(3,191)	(66,871)	(77,487)
Net loss per share
Basic	(0.10)	(0.37)	(0.20)	(4.21)	(4.87)
Diluted	$(0.10)	$(0.37)	$(0.20)	$(4.21)	$(4.87)

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

During the second quarter of fiscal 2009, the Company recorded a pre-tax charge of approximately $10,567,000 pre-tax or $6,721,000 after-tax related to the settlement of certain wage and hour and similar labor claims. During the third and fourth quarters of fiscal 2009, the Company recorded a charge (credit) of approximately $1,129,000 pre-tax, or $702,000 after-tax, and approximately $(1,751,000) pre-tax, or $(1,207,000) after-tax, respectively, which represent the change in the fair value of the share-based component of such settlement. These net charges were included in “Charge related to legal settlements” in the accompanying consolidated statement of operations for fiscal 2009. During the fourth quarter of fiscal 2009 the Company recorded a non-cash pre-tax impairment charge relating to certain long lived assets and its intangible asset of approximately $29,974,000 pre-tax, or $18,346,000 after-tax (see Note 15). During the fourth quarter of fiscal 2009 the Company recorded a full valuation allowance against U.S. deferred tax assets of approximately $52,897,000 (see Note 9) and a non-recurring charge incurred in connection with the resignation of the Company’s former President and Chief Executive Officer of approximately $1,290,000 pre-tax or $806,000 after-tax (see Note 20).

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$86,927	$82,558	$72,505	$87,393	$329,383
Operating income (loss)	4,499	3,252	(66,664)	(8,845)	(67,758)
Income (loss) before income taxes from continuing operations	3,750	2,602	(67,401)	(9,553)	(70,602)
Income tax expense (benefit)	1,183	563	(8,589)	(1,931)	(8,774)
Net income (loss)	2,567	2,039	(58,812)	(7,622)	(61,828)
Net income (loss) per share
Basic	0.15	0.13	(3.71)	(0.48)	(3.84)
Diluted	$0.15	$0.13	$(3.71)	$(0.48)	$(3.84)

During the third quarter of fiscal 2008, the Company recorded non-cash impairment charges of $64,091,000 pre-tax, or $56,343,000 after-tax, from continuing operations (see Note 15). During the fourth quarter of fiscal 2008, the Company recorded a charge of $752,000 pre-tax, or $472,000 after-tax, associated with the closing of the Company’s corporate office in New Hyde Park, NY (see Note 3(c)). During the fourth quarter of fiscal 2008, the Company recorded a charge of approximately $3,719,000 pre-tax, or $2,335,000 after tax, in connection with certain wage and hour and other labor claims, including the settlements of several such wage and hour and similar labor claims. This charge was included in “general and administrative expenses” in the accompanying consolidated statement of operations. During the fourth quarter of fiscal 2008, the Company recorded non-cash impairment charges of $10,361,000 pre-tax, or $9,338,000 after-tax, from continuing operations (see Note 15).

(20) Subsequent Events

In January 2010, the Company received court approval of the settlement of the nationwide class action (see Note 17). Accordingly a final adjustment to the fair value of the preferred stock to be issued in connection with that settlement was recorded during the first quarter of fiscal 2010. On February 26, 2010, the Company issued convertible preferred stock in partial settlement of these claims.

On February 1, 2010, the Board of Directors of the Company accepted the resignation of Thomas J. Baldwin as Chairman of the Board of Directors (including as Director and member of the Executive Committee), President and Chief Executive Officer. On February 1, 2010, the Board of Directors, elected Christopher J. Artinian to serve as its President and Chief Executive Officer and appointed him as Director.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

January 3, 2010, January 4, 2009 and December 30, 2007

In connection with the resignation of Thomas J. Baldwin, the employment agreement between the Company and Mr. Baldwin provides that, among other things, Mr. Baldwin is entitled to the following benefits: a lump sum payment of three times his annual base salary, a portion of his bonus and continuation of other benefits including car allowance and medical benefits. While Mr. Baldwin’s resignation was accepted by the Board of Directors on February 1, 2010, we recognized these costs in fiscal 2009 as the payment was considered probable at year end. During the fourth quarter of fiscal 2009, the Company recorded a charge of approximately $1,290,000 in connection with Mr. Baldwin’s separation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 3, 2010. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 3, 2010 at the reasonable assurance level.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal controls and procedures over financial reporting (as defined under the SEC rules) as of January 3, 2010. In making this assessment, the Company’s management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 3, 2010, the Company’s internal controls and procedures over financial reporting were effective based on those criteria.

KPMG, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended January 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following information appearing in the Company’s 2010 Proxy Statement is incorporated herein by reference:

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

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has posted its code of ethics on its website (http://corporategovernance.mortons.com) and it is available in print to any stockholder upon request. The Company intends to post any amendments to or any waivers from a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on its website.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended January 3, 2010, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On May 15, 2009, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

Information appearing under the following headings of the Company’s 2010 Proxy Statement is incorporated herein by reference: “Election of Directors” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing in the Company’s 2010 Proxy Statement, under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing in the Company’s 2010 Proxy Statement, under the headings “Election of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s independent registered public accounting firm and approval of services by our audit committee, appearing in the Company’s 2010 Proxy Statement under the heading “Ratification of Independent Auditors” is incorporated herein by reference.

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

MORTON’S RESTAURANT GROUP, INC. (Registrant)

Date March 9, 2010	By:	/S/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director (Principal Executive Officer)

Date March 9, 2010	By:	/S/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 9, 2010	By:	/s/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director (Principal Executive Officer)

Date March 9, 2010	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date March 9, 2010	By:	/s/ WILLIAM C. ANTON
William C. Anton
Director

Date March 9, 2010	By:	/s/ JOHN K. CASTLE
John K. Castle
Director

Date March 9, 2010	By:	/s/ DR. JOHN J. CONNOLLY
Dr. John J. Connolly
Director

Date March 9, 2010	By:	/s/ ROBERT A. GOLDSCHMIDT
Robert A. Goldschmidt
Director

Date March 9, 2010	By:	/s/ STEPHEN E. PAUL
Stephen E. Paul
Director

Date March 9, 2010	By:	/s/ DAVID B. PITTAWAY
David B. Pittaway
Director

Date March 9, 2010	By:	/s/ DIANNE H. RUSSELL
Dianne H. Russell
Director

Date March 9, 2010	By:	/s/ ZANE TANKEL
Zane Tankel
Director

Date March 9, 2010	By:	/s/ ALAN A. TERAN
Alan A. Teran
Director

Date March 9, 2010	By:	/s/ JUSTIN B. WENDER
Justin B. Wender
Director

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.2	Amended and Restated By-Laws of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.3	Certificate of Designations of the Series A Convertible Preferred Stock (included as an exhibit to our Form 8A, filed on February 25, 2010)

4.1	Specimen of Common Stock Certificate (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

4.2	Specimen Series A Convertible Preferred Stock Certificate (included as an exhibit to our Form 8A, filed on February 25, 2010)

10.1+	Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)

10.4	Form of Indemnification Agreement for directors and executive officers (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.6	Registration Rights Agreement, dated as of January 31, 2006, as amended, by and among Morton’s Restaurant Group, Inc., Castle Harlan Partners III, L.P., Laurel Crown Capital, LLC: Series One-LC/Morton’s and certain other parties thereto (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.8+	Third Amended and Restated Employment Agreement, dated January 20, 2006, between Morton’s Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.9+	Letter Agreement, dated January 11, 2006 between Morton’s Restaurant Group, Inc. and James W. Kirkpatrick (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.10+	Form of Employee Subscription Agreement of Morton’s Holdings, LLC (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.11+	2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.12+	Letter Agreement, dated July 1, 2005, between Morton’s Restaurant Group, Inc. and Edie A. Ames (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated July 12, 2005, and incorporated by reference)

Exhibit Number	Description
10.13	Form of Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, the parties designated as lenders therein, Wachovia Bank, N.A., Royal Bank of Canada, Wachovia Capital Markets, LLC and RBC Capital Markets (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.14	Form of Security Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.15	Form of Pledge Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.16	First Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.17	Second Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.18	Third Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.19	Fourth Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to 8-K filed on September 26, 2008, and incorporated by reference)

10.20	Fifth Amendment to Credit Agreement and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N.A. as administrative agent for the parties designated as lenders under the credit agreement. (included as an exhibit to 8-K filed on March 4, 2009, and incorporated by reference)

21.1*	List of Subsidiaries of Morton’s Restaurant Group, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contracts or compensatory plans or arrangements.