Form 10-Q
period 2010-04-04
MORTONS RESTAURANT GROUP INC
filed 2010-05-07
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ or No  ☒.

As of April 30, 2010, the registrant had 16,764,867 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectations or beliefs concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation, judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters, (iii) public health issues, including, without limitation risks relating to the spread of pandemic diseases and (iv) other risks detailed in the Company’s most recent Form 10-K, under “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the Securities and Exchange Commission. In addition, the Company’s ability to open new restaurants is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s senior revolving credit facility and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Part I-Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	April 4, 2010	January 3, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,177	$1,141
Restricted cash	38	132
Accounts receivable	4,446	5,958
Inventories	10,077	10,556
Prepaid expenses and other current assets	5,482	3,663
Income taxes receivable	275	608

Total current assets	21,495	22,058

Property and equipment, at cost:
Furniture, fixtures and equipment	27,598	27,232
Buildings and leasehold improvements	93,338	92,843
Land	7,300	7,300
Construction in progress	1,713	932

	129,949	128,307
Less accumulated depreciation and amortization	38,429	35,864

Net property and equipment	91,520	92,443

Intangible asset	73,000	73,000
Goodwill	6,856	6,843
Other assets and deferred expenses, net	4,422	4,542

	$197,293	$198,886

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	April 4, 2010	January 3, 2010
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,416	$11,313
Accrued expenses, including deferred revenue from gift certificates and gift cards of $13,787 and $16,934 at April 4, 2010 and January 3, 2010, respectively	35,810	43,239
Current portion of borrowings under senior revolving credit facility	61,300	—
Current portion of obligation to financial institution	167	164
Accrued income taxes	638	643

Total current liabilities	108,331	55,359

Borrowings under senior revolving credit facility, less current maturities	—	60,000
Obligation to financial institution, less current maturities	2,850	2,893
Joint venture loan payable	3,111	2,924
Non-recourse loan	1,638	1,550
Deferred income taxes, net	26,467	26,437
Other liabilities	44,907	44,442

Total liabilities	187,304	193,605

Commitments and contingencies
Stockholders’ equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Series A Convertible Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, 1,200,000 issued at April 4, 2010 and none issued at January 3, 2010	12	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,264,087 and 17,126,676 issued and 16,032,087 and 15,894,676 outstanding at April 4, 2010 and January 3, 2010, respectively	172	171
Additional paid-in capital – Preferred stock	3,120	—
Additional paid-in capital – Common stock	170,168	169,834
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at April 4, 2010 and January 3, 2010	(9,395)	(9,395)
Accumulated other comprehensive income	256	256
Accumulated deficit	(154,116)	(155,323)

Total stockholders’ equity of controlling interest	10,217	5,543
Noncontrolling interest, net of taxes	(228)	(262)

Total equity	9,989	5,281

	$197,293	$198,886

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended
	April 4, 2010	April 5, 2009
	(unaudited)
Revenues	$75,322	$71,778
Food and beverage costs	22,661	22,754
Restaurant operating expenses	41,232	39,436
Pre-opening costs	104	771
Depreciation and amortization	2,498	2,987
General and administrative expenses	4,250	4,542
Marketing and promotional expenses	1,396	1,605
Charge related to legal settlements	540	—

Operating income (loss)	2,641	(317)
Write-off of deferred financing costs	—	206
Interest expense, net	953	688

Income (loss) before income taxes from continuing operations	1,688	(1,211)
Income tax expense	433	590

Income (loss) from continuing operations, net of taxes	1,255	(1,801)
Discontinued operations, net of taxes	(14)	(241)

Net income (loss)	1,241	(2,042)
Net income (loss) attributable to noncontrolling interest	34	(272)

Net income (loss) attributable to controlling interest	$1,207	$(1,770)

Amounts attributable to controlling interest:
Income (loss) from continuing operations, net of taxes	$1,221	$(1,529)
Discontinued operations, net of taxes	(14)	(241)

Net income (loss)	$1,207	$(1,770)

Basic net income (loss) per share:
Continuing operations	$0.08	$(0.10)
Discontinued operations	$0.00	$(0.01)
Net income (loss) per share	$0.08	$(0.11)
Diluted net income (loss) per share:
Continuing operations	$0.07	$(0.10)
Discontinued operations	$0.00	$(0.01)
Net income (loss) per share	$0.07	$(0.11)
Shares used in computing net income (loss) per share
Basic	15,987,035	15,854,317
Diluted	16,731,590	15,854,317

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	April 4, 2010	April 5, 2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,241	$(2,042)
Less: Income (loss) attributable to noncontrolling interest, net of taxes	34	(272)

Net income (loss) attributable to controlling interest	1,207	(1,770)
Adjustments to reconcile net income (loss) attributable to controlling interest to net cash used in operating activities:
Depreciation, amortization and other non-cash charges	3,195	4,306
Noncontrolling interest, net of taxes	34	(272)
Deferred income taxes	43	222
Charge related to legal settlements	540	—
Write-off of deferred financing costs	—	206
Change in assets and liabilities:
Accounts receivable	1,521	(1,127)
Inventories	501	1,134
Prepaid expenses and other assets	(1,827)	(1,546)
Income taxes receivable	333	—
Accounts payable	(909)	1,636
Accrued expenses	(5,084)	(7,049)
Other liabilities	381	—
Accrued income taxes	25	164

Net cash used in operating activities	(40)	(4,096)

Cash flows from investing activities:
Purchases of property and equipment	(1,199)	(5,891)

Net cash used in investing activities	(1,199)	(5,891)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	4,600	8,000
Payments made on senior revolving credit facility	(3,300)	—
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(156)	(48)
Principal reduction on obligation to financial institution	(40)	(36)
Borrowings under non-recourse loan	88	—
Payment of deferred financing costs	—	(653)
Decrease in restricted cash	99	1,061

Net cash provided by financing activities	1,291	8,324

Effect of exchange rate changes on cash	(16)	(129)

Net increase (decrease) in cash and cash equivalents	36	(1,792)
Cash and cash equivalents at beginning of period	1,141	3,460

Cash and cash equivalents at end of period	$1,177	$1,668

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

April 4, 2010 and April 5, 2009

1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (the “Company,” the “controlling interest,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation of discontinued operations (see Note 13). The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2010 and fiscal 2009 are 52 week years.

Morton’s Restaurant Group, Inc. (“MRG”) was until February 14, 2006 a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC, a Delaware Limited Liability Company formed on April 4, 2002. MRG was incorporated as a Delaware corporation on October 3, 1988. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. This transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of shares of common stock.

2)	New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued guidance under Accounting Standards Codification (“ASC”) Topic 810- “Amendments to FASB Interpretation No. 46(R)” (“FIN 46R”), that revises the accounting for and reporting of variable interest entities (“VIEs”). ASC Topic 810 retains the fundamental concepts of a VIE, a variable interest, and a primary beneficiary that must consolidate the VIE. However, the updated guidance does make several significant changes to FIN 46R. The three major changes are that it (1) expands the scope to include entities that were previously considered qualifying special purpose entities, (2) emphasizes that the determination of a primary beneficiary of a VIE should be made using a qualitative approach and (3) changes the criteria for determining who is a primary beneficiary of a VIE. The guidance was issued in June 2009 and is effective for annual reporting periods that begin after November 15, 2009. The adoption of this ASC Topic did not impact the Company’s consolidated financial statements.

3)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment, as well as the issuance of Series A Convertible Preferred Stock (“Preferred Stock”) during the three month period ended April 4, 2010, are reflected as non-cash transactions in the consolidated statements of cash flows. The Preferred Stock was issued in connection with the settlement of certain wage and hour litigation and was included in accrued expenses as of January 3, 2010 (see Note 14). The Company paid interest of approximately $758,000 (which includes capitalized interest of approximately $3,000) and $580,000 (which includes capitalized interest of approximately $18,000) for the three month periods ended April 4, 2010 and April 5, 2009, respectively. The Company paid income taxes, net of refunds, of approximately $34,000 and $110,000 for the three month periods ended April 4, 2010 and April 5, 2009, respectively.

4)	Income Taxes

The Company recognized income tax expense of $433,000 on pre-tax income related to continuing operations of $1,688,000 for the three month period ended April 4, 2010. The Company’s effective tax rate was approximately 25.7% for the three month period ended April 4, 2010 and was attributable to non-U.S. and certain state income taxes. Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets. As a result, the tax expense recorded for the three month period ended April 4, 2010 relates to tax on earnings of foreign subsidiaries in addition to tax payable for certain states.

During the three month period ended April 5, 2009, the Company’s tax rate was impacted by certain discrete items, including a non-cash charge of approximately $655,000 related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits.

Management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years, which carries substantial weight. The Company considered evidence related to the four sources of taxable income, in order to determine whether such positive evidence outweighed the negative evidence associated with the losses incurred in recent periods. The sources of taxable income considered included:

•	taxable income in prior carryback years, if carryback is permitted under the tax law;

•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.

5)	Net Income (Loss) per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but adjusts shares outstanding to reflect the potential dilution that would occur if unvested restricted stock awards were vested and if the weighted average preferred shares outstanding had been converted to common shares. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and therefore are not added to the weighted average number of shares outstanding due to their anti-dilutive effect. Restricted stock of approximately 348,000 shares and approximately 685,000 shares for the three month periods ended April 4, 2010 and April 5, 2009, respectively, were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three month periods ended
	April 4, 2010	April 5, 2009
Income (loss) from continuing operations, net of taxes	$1,221	$(1,529)
Discontinued operations, net of taxes	(14)	(241)

Net income (loss) attributable to controlling interest	$1,207	$(1,770)

Shares:
Weighted average number of basic common shares outstanding	15,987,035	15,854,317
Dilutive potential common shares	744,555	—

Weighted average number of diluted common shares outstanding	16,731,590	15,854,317

Basic net income (loss) per share:
Continuing operations	$0.08	$(0.10)
Discontinued operations	$0.00	$(0.01)
Net income (loss) per share	$0.08	$(0.11)
Diluted net income (loss) per share:
Continuing operations	$0.07	$(0.10)
Discontinued operations	$0.00	$(0.01)
Net income (loss) per share	$0.07	$(0.11)

6)	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three month periods ended April 4, 2010 and April 5, 2009 are as follows (amounts in thousands):

	Three month periods ended
	April 4, 2010	April 5, 2009
Net income (loss) attributable to controlling interest	$1,207	$(1,770)
Other comprehensive income:
Foreign currency translation	—	(148)

Comprehensive income (loss) attributable to controlling interest	1,207	(1,918)
Comprehensive income (loss) attributable to noncontrolling interest	34	(272)

Comprehensive income (loss)	$1,241	$(2,190)

7)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of April 4, 2010, the aggregate number of shares of the Company’s common stock that was approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On January 21, 2010, February 1, 2010 and March 11, 2010, the Company granted and issued 236,150 shares, 9,000 shares and 100,000 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a grant date price of $3.98 per share, $3.94 per share and $5.09 per share, respectively.

Activity relating to the equity incentive plan during the three month period ended April 4, 2010 was as follows:

Unvested restricted stock outstanding as of January 3, 2010	655,870
Granted	345,150
Vested	(178,540)
Forfeited by termination	(88,200)

Unvested restricted stock outstanding as of April 4, 2010	734,280

As of April 4, 2010, there were 589,670 shares available for grant. In connection with the vesting of shares during the three month period ended April 4, 2010, 41,129 shares of the 178,540 shares vested were surrendered at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such surrendered shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended
	April 4, 2010	April 5, 2009
Restaurant operating expenses	$90	$119
General and administrative expenses	384	491
Marketing and promotional expenses	17	20

Stock-based compensation expense before income taxes	491	630
Income tax expense	—	419

Net compensation expense	$491	$1,049

Stock-based compensation expense, net of related income taxes, resulted in a decrease of approximately $0.03 in both basic and diluted net income from continuing operations per share for the three month period ended April 4, 2010. Stock-based compensation expense, net of related income taxes, resulted in an increase of approximately $0.07 in both basic and diluted net loss from continuing operations per share for the three month period ended April 5, 2009.

As of April 4, 2010, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $4,347,000, which will be recognized over a weighted average period of approximately 2.9 years.

8)	Financial Information about Geographic Areas

Income (loss) before income taxes from continuing operations for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended
	April 4, 2010	April 5, 2009
Domestic (72 and 71 restaurants at April 4, 2010 and April 5, 2009, respectively)	$775	$(1,097)
Foreign (5 and 5 restaurants at April 4, 2010 and April 5, 2009, respectively)	913	(114)

Total	$1,688	$(1,211)

Domestic income (loss) before income taxes from continuing operations includes certain corporate expenses and other charges that relate to our U.S. based headquarters, and are included in domestic operations but not allocated to the foreign operations. The charge related to the legal settlements of approximately $540,000 is included in the domestic income before income taxes from continuing operations for the three month periods ended April 4, 2010 (see Note 14).

9)	Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115,000,000 senior revolving credit facility with Wachovia Bank, National Association, now known as Wells Fargo Bank, N.A., as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the fifth amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduced the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company is currently exploring its options to refinance all or part of its senior revolving credit facility. However, the Company may not be able to accomplish a refinancing on terms acceptable to management or at all. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of April 4, 2010, the Company had outstanding borrowings of approximately $61,300,000 under its senior revolving credit facility which is included in “Current portion of borrowings under senior revolving credit facility” in the accompanying consolidated balance sheet. As of April 4, 2010, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility.

The senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business during these adverse economic conditions through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2010. However, if the Company does not meet current projections and/or if the weak economic environment deteriorates further, or is prolonged, resulting in revenue decreases, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

10)	Non-recourse loan

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which our subsidiary may borrow up to $1,800,000. Loan proceeds are to be used solely for costs incurred in connection with construction and opening of our restaurant located in Miami Beach, Florida, including the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due. As of April 4, 2010, the outstanding amount borrowed was $1,638,000.

11)	Consolidation of Variable Interest Entity (Joint Venture)

The Company operates a Morton’s Steakhouse in Mexico City, Mexico in which the Company has a variable interest which has been included in the Company’s consolidated financial statements, due to the fact that the Company is the primary beneficiary of the VIE. The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating the VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Included in the consolidated balance sheets as of April 4, 2010 and January 3, 2010, are VIE assets of approximately $2,955,000 and $3,051,000, respectively, which includes restricted cash of $38,000 and $132,000, respectively. Also included in “Joint venture loan payable” in the consolidated balance sheets as of April 4, 2010 and January 3, 2010, is a VIE liability consisting of a loan with a balance of approximately $3,111,000 and $2,924,000, respectively. This loan represents an advance for capital needs, which is treated as debt of the joint venture and is repayable without interest.

The Company is not involved in any other VIEs.

12)	Restaurant Activity

During the three month period ended April 4, 2010, the Company did not open or close any of its Morton’s steakhouses. The Company has entered into a lease to open a new Morton’s steakhouse in Indian Wells, California.

13)	Discontinued Operations

The Company accounts for closed restaurants as discontinued operations in accordance with ASC Topic 360, formerly known as SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, due to the fact that the Company does not expect any further direct or indirect cash inflows from these restaurants. Accordingly, the results of closed restaurants are included in discontinued operations for all periods presented in the accompanying consolidated financial statements.

During fiscal 2009, the Company closed its Morton’s steakhouses located in Southfield, Michigan; Westchester, Illinois; Minneapolis, Minnesota; Columbus, Ohio; Vancouver, Canada; and Annapolis, Maryland; closed its Bertolini’s restaurant in King of Prussia, Pennsylvania and closed and sold its Bertolini’s restaurant in Las Vegas (Village Square), Nevada. During fiscal 2010, the Company recorded an additional accrual for additional lease exit costs relating to one of the Morton’s steakhouses closed during fiscal 2009.

The results of discontinued operations were as follows (amounts in thousands):

	Three month periods ended
	April 4, 2010	April 5, 2009
Revenues	$—	$4,083
Loss before income taxes	(14)	(344)
Income tax benefit	—	(103)
Net loss	$(14)	$(241)

14)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, formerly known as SFAS No. 5, “Accounting for Contingencies.” A liability is recorded when the liability is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

During the second quarter of fiscal 2009, the Company recorded a charge related to certain previously disclosed settlements of wage and hour and similar labor claims. The wage and hour claims related to a nationwide class action filed in arbitration and certain individual claims under Illinois wage and hour laws which were also filed in arbitration. The consideration in the settlements for the wage and hour claims includes the payment of cash over up to a four year period as well as the issuance of Preferred Stock by the Company. The cash portion of the settlements was recorded at the present value of the future payments. The Preferred Stock, which was issued in February 2010 following court approval of the settlement of the nationwide class action in January 2010, has an aggregate liquidation preference of $6,000,000 and after two years from the date of its issuance may be converted into 1,200,000 shares of the Company’s common stock. The Company will have the right to buy back the Preferred Stock at a price equal to its liquidation preference at any time prior to its conversion. During the third and fourth quarters of fiscal 2009, the Company recorded adjustments to the settlement amount recorded in the second quarter of fiscal 2009 to reflect the change in the estimated fair value of the share-based component of the settlement of the nationwide class action. The portion of the accrual relating to the Preferred Stock was adjusted to fair value at each quarter end until all contingencies related to the issuance of the Preferred Stock were removed. These contingencies were removed on January 28, 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly a final adjustment to the fair value of the Preferred Stock as of January 28, 2010 was recorded during the first quarter of fiscal 2010. As of April 4, 2010 and January 3, 2010, the accrual related to these legal settlements and other similar labor claims was approximately $7,407,000 and $10,583,000, respectively, of which approximately $4,205,000 and $4,445,000, respectively, is included in “Other liabilities” in the accompanying consolidated balance sheets.

The fair value of the Preferred Stock reflected in the consolidated balance sheet as of April 4, 2010, was determined based on the guidance in ASC 820, formerly known as FASB No. 157, “Fair Value Measurements,” which requires use of a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The fair value of the liability that is related to the Preferred Stock was calculated based on current market conditions and using a Black-Scholes option pricing model. The Company believes the measurement of the fair value of the Preferred Stock component of the settlement is properly classified as level three in the hierarchy of measurements. As of April 4, 2010, the aggregate value of the Preferred Stock that was issued upon final settlement was $3,132,000, or $2.61 per share for the 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the Preferred Stock.

The fair value of these instruments was determined using the following assumptions:

Strike price (1)	$5.00
Expected volatility (2)	75%
Risk-free interest rate (3)	0.9%
Expected life (4)	2 years
Common stock price (5)	$3.95

(1)	The strike price represents the conversion price under the settlement agreement for the Preferred Stock.
(2)	Based on historical volatility of the Company’s common stock over the expected life of the Preferred Stock.
(3)	Represents the LIBOR rate matching the expected life of the Preferred Stock.
(4)

The period of time from the date of issuance of the Preferred Stock under ASC Topic 450, formerly known as SFAS No. 5, and the date the holder of the preferred shares are able to convert to common shares.

(5)	The stock price as of January 28, 2010, when court approval of the settlement of the nationwide class action was obtained.

In February 2010, two former employees of the San Diego Morton’s steakhouse filed a class action complaint in the San Diego Superior Court, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements. The claimants are seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. The claimants in this matter have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

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

Results of Operations

Three Month Period Ended April 4, 2010 (13 weeks) compared to Three Month Period Ended April 5, 2009 (13 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry.

Our income from continuing operations, net of taxes, for the three month period ended April 4, 2010 was $1.2 million compared to a loss from continuing operations, net of taxes, of $1.5 million for the three month period ended April 5, 2009. The change is primarily due to an increase in comparable restaurant revenues net of related food and beverage and restaurant operating costs, partially offset by the charge of $0.5 million related to the Company’s Preferred Stock issued in connection with the fiscal 2009 settlement of certain wage and hour litigation. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2009 and the three month period ended April 4, 2010.

Revenues increased $3.5 million, or 4.9%, to $75.3 million for the three month period ended April 4, 2010 from $71.8 million for the three month period ended April 5, 2009. Revenues increased $2.4 million, or 3.6%, due to an increase in revenues from comparable restaurants. Revenues increased $1.3 million due to the opening of two new restaurants in fiscal 2009. Average revenue per restaurant open all of either period being compared increased 8.1%. Revenues for the three month period ended April 4, 2010 also reflect the impact of menu price increases of approximately 1.0% in June 2009 at our Morton’s steakhouses.

Food and beverage costs decreased $0.1 million, or 0.4%, to $22.7 million for the three month period ended April 4, 2010 from $22.8 million for the three month period ended April 5, 2009. Food and beverage costs as a percentage of revenues decreased to 30.1% for the three month period ended April 4, 2010 from 31.7% for the three month period ended April 5, 2009. These decreases were primarily due to the impact of menu price increases and lower meat and other food costs when compared to the three month period ended April 5, 2009.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $1.8 million, or 4.6%, to $41.2 million for the three month period ended April 4, 2010 from $39.4 million for the three month period ended April 5, 2009. This increase was primarily due to an increase in salaries, wages and benefits, increased costs due to the opening of two new restaurants during fiscal 2009 and an increase in rent expense, as a result of additional rent associated with restaurant expansions. Included in the three month periods ended April 4, 2010 and April 5, 2009 is non-cash rent expense of $0.1 million and $0.3 million, respectively. Restaurant operating expenses as a percentage of revenues decreased to 54.7% for the three month period ended April 4, 2010 from 54.9% for the three month period ended April 5, 2009.

Pre-opening costs decreased $0.7 million, or 86.5%, to $0.1 million for the three month period ended April 4, 2010 from $0.8 million for the three month period ended April 5, 2009. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.5 million, or 16.4%, to $2.5 million for the three month period ended April 4, 2010 from $3.0 million for the three month period ended April 5, 2009. This decrease was due to the write-off of certain long-lived assets during fiscal 2009, partially offset by the depreciation and amortization relating to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses decreased $0.3 million, or 6.4%, to $4.3 million for the three month period ended April 4, 2010 from $4.5 million for the three month period ended April 5, 2009. General and administrative expenses as a percentage of revenues decreased to 5.6% for the three month period ended April 4, 2010 from 6.3% for the three month period ended April 5, 2009. These decreases were primarily due to a decrease in payroll and other benefits offset by an increase in legal expenses.

Marketing and promotional expenses decreased $0.2 million, or 13.0%, to $1.4 million for the three month period ended April 4, 2010 from $1.6 million for the three month period ended April 5, 2009. Marketing and promotional expenses as a percentage of revenues decreased to 1.9% for the three month period ended April 4, 2010 from 2.2% for the three month period ended April 5, 2009.

Charge related to legal settlements of $0.5 million for the three month period ended April 4, 2010 relates to the Company’s Preferred Stock issued in February 2010 in connection with the fiscal 2009 settlement of certain wage and hour litigation. The charge represents the final adjustment to the fair value of the Preferred Stock as of the January 28, 2010 court approval date. The fair value of the Preferred Stock issued in the settlement was calculated based on current market conditions using a Black-Scholes option pricing model.

Write-off of deferred financing costs of $0.2 million for the three month period ended April 5, 2009 represents the partial write-off of previously recorded deferred financing costs in connection the amendment of our senior revolving credit facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009.

Interest expense, net increased $0.3 million, or 38.5%, to $1.0 million for the three month period ended April 4, 2010 from $0.7 million for the three month period ended April 5, 2009. This increase was primarily due to a slight increase in the Company’s borrowing rates on its credit facility during the three month period ended April 4, 2010 when compared to the three month period ended April 5, 2009 and interest on the non-recourse loan entered into on April 13, 2009 in conjunction with the opening of the Miami Beach restaurant. Interest income for the three month periods ended April 4, 2010 and April 5, 2009 was insignificant.

Provision for income taxes consisted of income tax expense of $0.4 million and $0.6 million for the three month periods ended April 4, 2010 and April 5, 2009, respectively. Our effective tax rate was 25.7% for the three month period ended April 4, 2010. During the three month period ended April 5, 2009 our tax provision was impacted by certain discrete items, including non-cash charges of approximately $0.7 million related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits.

Net income attributable to noncontrolling interest of $34,000 and net loss attributable to noncontrolling interest of $0.3 million for the three month periods ended April 4, 2010 and April 5, 2009, respectively, consists of our partner’s 49.99% share of the net income (loss) of the Morton’s steakhouse located in Mexico City.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would negatively affect the availability of funds, we expect to finance our operations, for fiscal 2010 and through February 14, 2011 (the maturity date of our senior revolving credit facility), through cash provided by operations and borrowings available under our senior credit facility. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. As of April 4, 2010, we had cash and cash equivalents of $1.2 million compared to $1.1 million as of January 3, 2010. We are currently exploring our options to refinance all or part of our senior revolving credit facility. However, we may be unable to accomplish a refinancing on terms acceptable to us or at all.

We are managing our business during these economically challenging times through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on our current projections, we believe that our cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital and investment requirements and our debt service obligations for the next twelve months. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include further reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs.

Working Capital and Cash Flows

As of April 4, 2010, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash used in operating activities for the three month period ended April 4, 2010 was $40,000 consisting primarily of a decrease in accounts payable and accrued expenses of $6.0 million partially offset by net income before depreciation, amortization and other non-cash charges and the charge related to legal settlements of $4.9 million and a decrease in accounts receivable of $1.5 million.

Investing Activities

Cash used in investing activities for the three month period ended April 4, 2010 was $1.2 million due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three month period ended April 4, 2010 was $1.3 million, primarily consisting of net borrowings under our senior revolving credit facility of $1.3 million.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A., now known as Wells Fargo Bank, N.A. On March 4, 2009, we entered into the fifth amendment to the senior revolving credit facility reducing the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. Our senior revolving credit facility matures on February 14, 2011. As of April 4, 2010, we had outstanding borrowings of approximately $61.3 million under our senior revolving credit facility, at a weighted average interest rate of 3.94%, which is included in “Current portion of borrowings under senior revolving credit facility” in the consolidated balance sheet. As of April 4, 2010, we were in compliance with all of the financial covenants included in the senior revolving credit facility. However, if the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants in the future.

Non-recourse loan

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary may borrow up to $1.8 million. Loan proceeds are to be used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due. As of April 4, 2010 and January 3, 2010, the outstanding amount borrowed was $1.6 million.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On April 4, 2010 and January 3, 2010, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.0 million and $3.1 million, respectively, of which approximately $0.2 million and $0.2 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of April 4, 2010, we were in compliance with all of the financial covenants included in this mortgage loan.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of April 4, 2010:

	Remainder
	2010	2011	2012	2013	2014	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$1,803	$61,600	$—	$—	$—	$—	$63,403
Non-recourse loan, including interest	98	131	131	131	1,736	—	2,227
Mortgage loan with GE Capital Franchise Finance, including interest	326	435	435	435	435	2,721	4,787

Subtotal	2,227	62,166	566	566	2,171	2,721	70,417
Operating leases	20,193	28,223	28,304	28,245	27,450	167,025	299,440
Legal settlements	2,095	1,600	1,600	1,600	—	—	6,895
Purchase commitments	7,150	—	—	—	—	—	7,150

Total	$31,665	$91,989	$30,470	$30,411	$29,621	$169,746	$383,902

(a)	Interest is based on borrowings as of April 4, 2010 and current interest rates.

During the first three months of fiscal 2010, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $1.3 million. During the first three months of fiscal 2010, capital expenditures were reduced by landlord contributions of approximately $0.6 million. We estimate that we will expend up to an aggregate of $5.2 million in fiscal 2010, including the $1.3 million recorded in the first three months of fiscal 2010, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept and add additional Boardrooms in selected restaurants. Capital expenditures in fiscal 2010 are expected to be reduced by landlord contributions of approximately $1.4 million. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2010. We cannot be sure, however, that this will be the case.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of April 4, 2010, we owned and operated five international restaurants, one each in: Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 4, 2010, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage and the non-recourse loan, are payable at fixed rates of interest. As of April 4, 2010, there were borrowings outstanding under our floating rate senior revolving credit facility of $61.3 million. As a result, a hypothetical 10% fluctuation in interest rates would have an impact of approximately $0.2 million on pre-tax earnings for the three month period ended April 4, 2010.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $0.9 million on pre-tax earnings for the three month period ended April 4, 2010.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 4, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2010 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

In February 2010, two former employees of the San Diego Morton’s steakhouse filed a class action complaint in the San Diego Superior Court, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements. The claimants are seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. The claimants in this matter have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the claimants.

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

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended April 4, 2010, the Company did not purchase shares of its common stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: May 7, 2010	By:	/s/ CHRISTOPHER J. ARTINIAN

Christopher J. Artinian
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ RONALD M. DINELLA

Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)