Form 10-Q
period 2010-07-04
MORTONS RESTAURANT GROUP INC
filed 2010-08-05
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

As of July 30, 2010, the registrant had 16,731,349 shares of its Common Stock, $0.01 par value, outstanding.

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

(iii)	public health issues, including, without limitation risks relating to the spread of pandemic diseases, and

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

Part I-Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	July 4, 2010	January 3, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$759	$1,141
Restricted cash	2,647	132
Accounts receivable	3,693	5,958
Inventories	10,169	10,556
Prepaid expenses and other current assets	4,900	3,663
Income taxes receivable	120	608

Total current assets	22,288	22,058

Property and equipment, at cost:
Furniture, fixtures and equipment	28,154	27,232
Buildings and leasehold improvements	95,503	92,843
Land	7,300	7,300
Construction in progress	2,164	932

	133,121	128,307
Less: accumulated depreciation and amortization	40,847	35,864

Net property and equipment	92,274	92,443

Intangible asset	73,000	73,000
Goodwill	6,844	6,843
Other assets and deferred expenses, net	4,520	4,542

	$198,926	$198,886

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	July 4, 2010	January 3, 2010
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,868	$11,313
Accrued expenses, including deferred revenue from gift certificates and gift cards of $12,221 and $16,934 at July 4, 2010 and January 3, 2010, respectively	31,832	42,259
Current portion of borrowings under senior revolving credit facility	61,300	—
Current portion of obligation to financial institution	171	164
Accrued income taxes	447	643

Total current liabilities	104,618	54,379

Borrowings under senior revolving credit facility, less current maturities	—	60,000
Obligation to financial institution, less current maturities	2,806	2,893
Joint venture loans payable	7,050	2,924
Non-recourse loan	1,638	1,550
Deferred income taxes, net	26,182	26,437
Other liabilities	46,636	45,422

Total liabilities	188,930	193,605

Commitments and contingencies
Stockholders’ equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Series A Convertible Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, 1,200,000 issued at July 4, 2010 and none issued at January 3, 2010	12	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,264,644 and 17,126,676 issued and 16,032,644 and 15,894,676 outstanding at July 4, 2010 and January 3, 2010, respectively	173	171
Additional paid-in capital – Preferred stock	3,120	—
Additional paid-in capital – Common stock	170,694	169,834
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at July 4, 2010 and January 3, 2010	(9,395)	(9,395)
Accumulated other comprehensive income	228	256
Accumulated deficit	(154,632)	(155,323)

Total stockholders’ equity of controlling interest	10,200	5,543
Noncontrolling interest, net of taxes	(204)	(262)

Total equity	9,996	5,281

	$198,926	$198,886

See the accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Six month periods ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(unaudited)
Revenues	$70,457	$66,421	$145,779	$138,199
Food and beverage costs	21,481	19,911	44,142	42,665
Restaurant operating expenses	39,326	38,111	80,559	77,547
Pre-opening costs	325	416	429	1,187
Depreciation and amortization	2,543	3,002	5,042	5,989
General and administrative expenses	3,838	4,007	8,088	8,549
Marketing and promotional expenses	1,889	1,750	3,285	3,355
Charge related to legal settlements	—	10,567	540	10,567

Operating income (loss)	1,055	(11,343)	3,694	(11,660)
Write-off of deferred financing costs	—	—	—	206
Interest expense, net	923	977	1,875	1,665

Income (loss) before income taxes from continuing operations	132	(12,320)	1,819	(13,531)
Income tax expense (benefit)	6	(6,393)	438	(5,803)

Income (loss) from continuing operations, net of taxes	126	(5,927)	1,381	(7,728)
Discontinued operations, net of taxes	(789)	(620)	(803)	(861)

Net (loss) income	(663)	(6,547)	578	(8,589)
Net loss attributable to noncontrolling interest	(147)	(31)	(113)	(303)

Net (loss) income attributable to controlling interest	$(516)	$(6,516)	$691	$(8,286)

Amounts attributable to controlling interest:
Income (loss) from continuing operations, net of taxes	$273	$(5,896)	$1,494	$(7,425)
Discontinued operations, net of taxes	(789)	(620)	(803)	(861)

Net (loss) income	$(516)	$(6,516)	$691	$(8,286)

Basic net (loss) income per share:
Continuing operations	$0.02	$(0.37)	$0.09	$(0.47)
Discontinued operations	$(0.05)	$(0.04)	$(0.05)	$(0.05)
Basic (loss) income per share	$(0.03)	$(0.41)	$0.04	$(0.52)
Diluted net (loss) income per share:
Continuing operations	$0.02	$(0.37)	$0.09	$(0.47)
Discontinued operations	$(0.05)	$(0.04)	$(0.05)	$(0.05)
Diluted (loss) income per share	$(0.03)	$(0.41)	$0.04	$(0.52)
Shares used in computing net (loss) income per share
Basic	16,032,419	15,891,533	16,010,087	15,872,925
Diluted	17,471,550	15,891,533	17,153,196	15,872,925

See the accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six month periods ended
	July 4, 2010	July 5, 2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$578	$(8,589)
Less: Loss attributable to noncontrolling interest, net of taxes	(113)	(303)

Net income (loss) attributable to controlling interest	691	(8,286)
Adjustments to reconcile net income (loss) attributable to controlling interest to net cash provided by (used for) operating activities:
Depreciation, amortization and other non-cash charges	6,633	8,944
Noncontrolling interest, net of taxes	(113)	(303)
Deferred income taxes	(251)	(6,410)
Charge related to legal settlements	540	10,567
Write-off of deferred financing costs	—	206
Change in assets and liabilities:
Accounts receivable	2,266	223
Inventories	390	1,764
Prepaid expenses and other assets	(1,471)	461
Income taxes receivable	488	386
Accounts payable	(449)	(2,318)
Accrued expenses	(8,646)	(10,435)
Other liabilities	1,879	1,712
Accrued income taxes	(200)	(52)

Net cash provided by (used for) operating activities	1,757	(3,541)

Cash flows from investing activities:
Purchases of property and equipment	(5,023)	(9,889)

Net cash used for investing activities	(5,023)	(9,889)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	6,300	13,500
Payments made on senior revolving credit facility	(5,000)	(3,000)
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(159)	(50)
Principal reduction on obligation to financial institution	(80)	(73)
Borrowings under non-recourse loan	89	—
Payment of deferred financing costs	(11)	(653)
(Increase) decrease in restricted cash	(2,498)	1,282
JV partner’s investment in joint venture	171	—
Proceeds from joint venture loan payable	4,097	—

Net cash provided by financing activities	2,909	11,006

Effect of exchange rate changes on cash	(25)	(16)

Net decrease in cash and cash equivalents	(382)	(2,440)
Cash and cash equivalents at beginning of period	1,141	3,460

Cash and cash equivalents at end of period	$759	$1,020

See the accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

July 4, 2010 and July 5, 2009

1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (“MRG”, the “Company,” the “controlling interest,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2010 and fiscal 2009 are each 52 week years.

MRG was, until February 14, 2006, a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of the Company on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC, a Delaware Limited Liability Company, formed on April 4, 2002. MRG was incorporated as a Delaware corporation on October 3, 1988. On February 14, 2006, MHCI merged with and into MRG, with MRG as the surviving corporation. This transaction represented a merger of entities under common control and accordingly MRG recognized the assets and liabilities transferred at their carrying amounts. MHCI was a holding company with no independent operations. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of shares of common stock.

2)	New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued guidance under Accounting Standards Codification (“ASC”) Topic 810 - “Amendments to FASB Interpretation No. 46(R)” (“FIN 46R”), that revises the accounting for and reporting of variable interest entities (“VIEs”). ASC Topic 810 retains the fundamental concepts of a VIE, a variable interest, and a primary beneficiary that must consolidate the VIE. However, the updated guidance does make several significant changes to FIN 46R. The three major changes are that it (1) expands the scope to include entities that were previously considered qualifying special purpose entities, (2) emphasizes that the determination of a primary beneficiary of a VIE should be made using a qualitative approach and (3) changes the criteria for determining who is a primary beneficiary of a VIE. The guidance was issued in June 2009 and is effective for annual reporting periods that begin after November 15, 2009. The adoption of this ASC Topic did not impact the Company’s consolidated financial statements.

3)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment, as well as the issuance of Series A Convertible Preferred Stock (“Preferred Stock”) during the six month period ended July 4, 2010, are reflected as non-cash transactions in the consolidated statements of cash flows. The Preferred Stock was issued in connection with the settlement of certain wage and hour litigation and was included in accrued expenses as of January 3, 2010 (see Note 14). The Company paid interest of approximately $1,448,000 (which includes capitalized interest of approximately $7,000) and $1,402,000 (which includes capitalized interest of approximately $53,000) for the six month periods ended July 4, 2010 and July 5, 2009, respectively. The Company paid income taxes, net of refunds, of approximately $407,000 for the six month period ended July 4, 2010. The Company received an income tax refund, net of income taxes paid, of approximately $152,000 for the six month period ended July 5, 2009.

4)	Income Taxes

The Company recognized income tax expense of $6,000 and $438,000 on pre-tax income related to continuing operations of $132,000 and $1,819,000 for the three and six month periods ended July 4, 2010, respectively. The Company’s effective tax rate was approximately 24.1% for the six month period ended July 4, 2010 and was attributable to non-U.S. and certain state income taxes. Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets. As a result, the tax expense recorded for the six month period ended July 4, 2010 relates to tax on earnings of foreign subsidiaries in addition to tax payable for certain states.

During the six month period ended July 5, 2009, the Company’s tax rate was impacted by certain discrete items, including a non-cash charge of approximately $661,000 related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits.

Management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years, which carries substantial weight. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets.

5)	Net Income (Loss) per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but adjusts shares outstanding to reflect the potential dilution that would occur if unvested restricted stock awards were vested and if the weighted average preferred shares outstanding had been converted to common shares. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and therefore are not added to the weighted average number of shares outstanding due to their anti-dilutive effect. Restricted stock of approximately 240,000 shares and approximately 282,000 shares for the three and six month periods ended July 4, 2010, respectively, were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive. Restricted stock of approximately 695,000 shares and approximately 690,000 shares for the three and six month periods ended July 5, 2009, respectively, were not included in the diluted net income (loss) per share calculation because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Six month periods ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Income (loss) from continuing operations, net of taxes	$273	$(5,896)	$1,494	$(7,425)
Discontinued operations, net of taxes	(789)	(620)	(803)	(861)

Net (loss) income attributable to controlling interest	$(516)	$(6,516)	$691	$(8,286)

Shares:
Weighted average number of basic common shares outstanding	16,032,419	15,891,533	16,010,087	15,872,925
Dilutive potential common shares	1,439,131	—	1,143,109	—

Weighted average number of diluted common shares outstanding	17,471,550	15,891,533	17,153,196	15,872,925

Basic net (loss) income per share:
Continuing operations	$0.02	$(0.37)	$0.09	$(0.47)
Discontinued operations	$(0.05)	$(0.04)	$(0.05)	$(0.05)
Basic (loss) income per share	$(0.03)	$(0.41)	$0.04	$(0.52)
Diluted net (loss) income per share:
Continuing operations	$0.02	$(0.37)	$0.09	$(0.47)
Discontinued operations	$(0.05)	$(0.04)	$(0.05)	$(0.05)
Diluted (loss) income per share	$(0.03)	$(0.41)	$0.04	$(0.52)

6)	Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three and six month periods ended July 4, 2010 and July 5, 2009 are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Net (loss) income attributable to controlling interest	$(516)	$(6,516)	$691	$(8,286)
Other comprehensive (loss) income:
Foreign currency translation	(28)	119	(28)	(29)

Comprehensive (loss) income attributable to controlling interest	(544)	(6,397)	663	(8,315)
Comprehensive (loss) attributable to noncontrolling interest	(147)	(31)	(113)	(303)

Comprehensive (loss) income	$(691)	$(6,428)	$550	$(8,618)

7)	Stock Based Compensation

Equity Incentive Plan

Prior to the IPO, the Company adopted the 2006 MRG Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of July 4, 2010, the aggregate number of shares of the Company’s common stock that was approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. On January 21, 2010, February 1, 2010, March 11, 2010 and May 11, 2010, the Company granted and issued 236,150 shares, 9,000 shares, 100,000 shares and 7,900 shares, respectively, of restricted stock to certain of its employees and directors pursuant to the equity incentive plan at a grant date price of $3.98 per share, $3.94 per share, $5.09 per share and $6.11 per share, respectively.

Activity relating to the equity incentive plan during the six month period ended July 4, 2010 was as follows:

Unvested restricted stock outstanding as of January 3, 2010	655,870
Granted	353,050
Vested	(179,420)
Forfeited by termination	(137,700)

Unvested restricted stock outstanding as of July 4, 2010	691,800

As of July 4, 2010, there were 631,270 shares available for grant. In connection with the vesting of shares during the six month period ended July 4, 2010, 41,452 shares of the 179,420 shares vested were surrendered at the election of certain employees in lieu of paying employee minimum income taxes in cash. Such surrendered shares were cancelled by the Company.

The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Restaurant operating expenses	$98	$94	$188	$213
General and administrative expenses	415	387	799	878
Marketing and promotional expenses	16	16	33	36

Stock-based compensation expense before income taxes	529	497	1,020	1,127
Income tax (benefit) expense	—	(172)	—	247

Net compensation expense	$529	$325	$1,020	$1,374

Net compensation expense per share
Basic	$0.03	$0.02	$0.06	$0.09
Diluted	$0.03	$0.02	$0.06	$0.09

As of July 4, 2010, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $3,909,000, which will be recognized over a weighted average period of approximately 2.8 years.

8)	Financial Information about Geographic Areas

Income (loss) before income taxes from continuing operations for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Domestic (72 and 71 restaurants at July 4, 2010 and July 5, 2009, respectively)	$(412)	$(12,729)	$362	$(13,826)
Foreign (5 and 5 restaurants at July 4, 2010 and July 5, 2009, respectively)	544	409	1,457	295

Total	$132	$(12,320)	$1,819	$(13,531)

Domestic income (loss) before income taxes from continuing operations includes certain corporate expenses and other charges that relate to our U.S. based headquarters, and are included in domestic operations but not allocated to the foreign operations. The charge related to the legal settlements of approximately $540,000 is included in the domestic income before income taxes from continuing operations for the six month period ended July 4, 2010 (see Note 14). The charge related to the legal settlements of approximately $10,567,000 is included in the domestic loss before income taxes from continuing operations for the three and six month periods ended July 5, 2009.

9)	Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115,000,000 senior revolving credit facility with Wachovia Bank, National Association, now known as Wells Fargo Bank, N.A., as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the fifth amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduced the senior revolving credit facility from $115,000,000 to $75,000,000, with a further reduction to $70,000,000 effective December 31, 2009. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company is currently exploring its options to refinance all or part of its senior revolving credit facility. However, the Company may not be able to accomplish a refinancing on terms acceptable to management or at all. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of July 4, 2010, the Company had outstanding borrowings of approximately $61,300,000 under its senior revolving credit facility which is included in “Current portion of borrowings under senior revolving credit facility” in the accompanying consolidated balance sheet. The Company also had a $0.6 million outstanding letter of credit with a financial institution, which expires in the first quarter of 2011 and is issued to a vendor on our behalf. As of July 4, 2010, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility and unrestricted and undrawn funds available to the Company under the senior revolving credit facility were $8,100,000.

The senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business in this weak economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2010. However, if the Company does not meet current projections and/or if the weak economic environment deteriorates further, or is prolonged, resulting in revenue decreases, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

10)	Non-recourse Loan

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which our subsidiary may borrow up to $1,800,000. Loan proceeds are to be used solely for costs incurred in connection with construction and opening of our restaurant located in Miami Beach, Florida, including the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due. As of July 4, 2010, the outstanding amount borrowed was $1,638,000.

11)	Consolidation of Variable Interest Entities (Joint Ventures)

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

In addition, the Company has agreed to open a new Morton’s steakhouse in Shanghai, China in which the Company has a variable interest which has been included in the Company’s consolidated financial statements, due to the fact that the Company is the primary beneficiary of that VIE. The restaurant is expected to open later in fiscal 2010.

The Company determined it is the primary beneficiary of the two VIEs as the Company is responsible for the day-to-day management and operation of the restaurants, including new menu selection and pricing. These activities were determined to most significantly impact the economic performance of the VIEs. Upon repayment of the outstanding loans, profits from the VIEs will be distributed to the owners in proportion to their ownership interests.

Included in the consolidated balance sheets as of July 4, 2010 and January 3, 2010, are VIE assets of approximately $7,250,000 and $3,132,000, respectively, which includes restricted cash of $2,647,000 and $132,000, respectively. Also included in “Joint venture loans payable” in the consolidated balance sheets as of July 4, 2010 and January 3, 2010, are VIE liabilities consisting of loans with an aggregate balance of approximately $7,050,000 and $2,924,000, respectively. These loans represent advances for capital needs, which are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an interest rate of 2%.

The Company is not involved in any VIEs other than those discussed above.

12)	Restaurant Activity

During the six month period ended July 4, 2010, the Company did not open or close any of its Morton’s steakhouses. The Company has signed a lease to open a new Morton's steakhouse in the Uptown area of Dallas, Texas and has announced the future opening of a Morton’s steakhouse in Shanghai, China (through a joint venture structure) as discussed in Note 11.

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

During fiscal 2009, the Company closed its Morton’s steakhouses located in Southfield, Michigan; Westchester, Illinois; Minneapolis, Minnesota; Columbus, Ohio; Vancouver, Canada; and Annapolis, Maryland; closed its Bertolini’s restaurant in King of Prussia, Pennsylvania and sold its Bertolini’s restaurant in Las Vegas (Village Square), Nevada. In the second quarter of fiscal 2010, the Company recorded a net charge in discontinued operations for the settlement of certain agreements entered into with two landlords related to a guaranty of future rent obligations. This adjustment was related to restaurants that were previously classified as discontinued operations based on their separate and identifiable cash flows.

The results of discontinued operations were as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Revenues	$—	$3,540	$—	$7,623
Loss before income taxes	(789)	(948)	(803)	(1,292)
Income tax benefit	—	(328)	—	(431)
Net loss	$(789)	$(620)	$(803)	$(861)

14)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, formerly known as SFAS No. 5, “Accounting for Contingencies.” A liability is recorded when the liability is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

During the second quarter of fiscal 2009, the Company recorded a charge related to certain previously disclosed settlements of wage and hour and similar labor claims. The wage and hour claims related to a nationwide class action filed in arbitration and certain individual claims under Illinois wage and hour laws which were also filed in arbitration. The consideration in the settlements for the wage and hour claims includes the payment of cash over up to a four year period as well as the issuance of Preferred Stock by the Company. The cash portion of the settlements was recorded at the present value of the future payments. The Preferred Stock, which was issued in February 2010 following court approval of the settlement of the nationwide class action in January 2010, has an aggregate liquidation preference of $6,000,000 and after two years from the date of its issuance may be converted into 1,200,000 shares of the Company’s common stock. The Company will have the right to buy back the Preferred Stock at a price equal to its liquidation preference at any time prior to its conversion. During the third and fourth quarters of fiscal 2009, the Company recorded adjustments to the settlement amount recognized in the second quarter of fiscal 2009 to reflect the change in the estimated fair value of the share-based component of the settlement consideration. The portion of the accrual relating to the Preferred Stock was adjusted to fair value at each quarter end until all contingencies related to the issuance of the Preferred Stock were removed. These contingencies were removed on January 28, 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly, a final adjustment to the fair value of the Preferred Stock as of January 28, 2010 was recorded during the first quarter of fiscal 2010. As of July 4, 2010 and January 3, 2010, the accrual related to these legal settlements and other similar labor claims was approximately $6,359,000 and $10,583,000, respectively, of which approximately $3,962,000 and $4,445,000, respectively, is included in “Other liabilities” in the accompanying consolidated balance sheets.

The fair value of the Preferred Stock reflected in the consolidated balance sheet as of July 4, 2010, was determined based on the guidance in ASC Topic 820, formerly known as FASB No. 157, “Fair Value Measurements,” which requires use of a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The fair value of the liability that is related to the Preferred Stock was calculated based on current market conditions and using a Black-Scholes option pricing model. The Company believes the measurement of the fair value of the Preferred Stock component of the settlement is properly classified as level three in the hierarchy of measurements. The aggregate value of the Preferred Stock that was issued upon final settlement was $3,132,000, or $2.61 per share for the 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the Preferred Stock.

The fair value of these instruments was determined using the following assumptions:

Strike price (1)	$5.00
Expected volatility (2)	75%
Risk-free interest rate (3)	0.9%
Expected life (4)	2 years
Common stock price (5)	$3.95

(1)	The strike price represents the conversion price under the settlement agreement for the Preferred Stock.
(2)	Based on historical volatility of the Company’s common stock over the expected life of the Preferred Stock.
(3)	Represents the LIBOR rate matching the expected life of the Preferred Stock.
(4)	The period of time from the date of issuance of the Preferred Stock under ASC Topic 450 and the date the holder of the preferred shares are able to convert to common shares.
(5)	The stock price as of January 28, 2010, when court approval of the settlement of the nationwide class action was obtained.

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

The Company is involved in various other claims and legal actions, including claims and legal actions by landlords (see Note 13), arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

15)	Subsequent Events

We evaluated all of our activity through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Unaudited Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Overview

Many parts of the world including the United States have been in a recession and, despite the recent increase in comparable sales we have experienced, we believe that these weak general economic conditions could continue through 2010 and possibly beyond. The ongoing impact of the housing crisis, high unemployment and financial market weakness may further exacerbate current economic conditions. We continue to experience many of the same challenges our partners and competitors in the industry are facing, as the economy struggles, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence caused by uncertainty in the current state of the global economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. In spite of the strength of our brand, our business continues to be challenged by trends in the environment. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and/or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

Our operating performance, as well as our liquidity position, have been and continue to be negatively affected by these economic conditions, many of which are beyond our control.

Results of Operations

Three Month Period Ended July 4, 2010 (13 weeks) compared to Three Month Period Ended July 5, 2009 (13 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry.

Our income from continuing operations, net of taxes, attributable to controlling interest for the three month period ended July 4, 2010 was $0.3 million compared to a loss from continuing operations, net of taxes, attributable to controlling interest of $5.9 million for the three month period ended July 5, 2009. The change is primarily due to an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs and a legal charge that was recorded in the second quarter of fiscal 2009 in connection with the settlement of certain wage and hour litigation. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2009 and the six month period ended July 4, 2010.

Revenues increased $4.1 million, or 6.1%, to $70.5 million for the three month period ended July 4, 2010 from $66.4 million for the three month period ended July 5, 2009. Revenues increased $4.4 million, or 7.1%, due to an increase in revenues from comparable restaurants. Revenues increased $0.2 million due to the opening of two new restaurants in fiscal 2009. Other revenues decreased $0.7 million compared to the prior year period primarily as a result of decreased gift card breakage income relating to a legacy paper gift certificate program. Average revenue per restaurant open all of either period being compared increased 9.0%. Revenues for the three month period ended July 4, 2010 also reflect the impact of menu price increases of approximately 1.0% in June 2010 and 1.0% in June 2009 at our Morton’s steakhouses.

Food and beverage costs increased $1.6 million, or 7.9%, to $21.5 million for the three month period ended July 4, 2010 from $19.9 million for the three month period ended July 5, 2009. Food and beverage costs as a percentage of revenues increased to 30.5% for the three month period ended July 4, 2010 from 30.0% for the three month period ended July 5, 2009. These increases were primarily due to the impact of higher meat and other food costs and were offset by menu price increases when compared to the three month period ended July 5, 2009.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $1.2 million, or 3.2%, to $39.3 million for the three month period ended July 4, 2010 from $38.1 million for the three month period ended July 5, 2009. Restaurant operating expenses as a percentage of revenues decreased 1.6% to 55.8% for the three month period ended July 4, 2010 from 57.4% for the three month period ended July 5, 2009. This decrease was primarily due to the leveraging effect on the fixed cost base caused by increased comparable restaurant revenues.

Pre-opening costs decreased $0.1 million, or 21.9%, to $0.3 million for the three month period ended July 4, 2010 from $0.4 million for the three month period ended July 5, 2009. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.5 million, or 15.3%, to $2.5 million for the three month period ended July 4, 2010 from $3.0 million for the three month period ended July 5, 2009. This decrease was due to the write-off of certain long-lived assets during fiscal 2009, partially offset by depreciation relating to new restaurants and capital expenditures related to renovations of existing restaurants.

General and administrative expenses decreased $0.2 million, or 4.2%, to $3.8 million for the three month period ended July 4, 2010 from $4.0 million for the three month period ended July 5, 2009. General and administrative expenses as a percentage of revenues decreased to 5.4% for the three month period ended July 4, 2010 from 6.0% for the three month period ended July 5, 2009. This decrease was primarily due to the leveraging effect on the fixed cost base caused by increased comparable restaurant revenues.

Marketing and promotional expenses increased $0.1 million, or 7.9%, to $1.9 million for the three month period ended July 4, 2010 from $1.8 million for the three month period ended July 5, 2009. Marketing and promotional expenses as a percentage of revenues increased to 2.7% for the three month period ended July 4, 2010 from 2.6% for the three month period ended July 5, 2009. These increases are primarily due to timing of the spending in advertising efforts.

Charge related to legal settlements of $10.6 million for the three month period ended July 5, 2009 represents the cash portion of the fiscal 2009 settlements, which was recorded at the present value of the future payments, as well as the estimated fair value of the Preferred Stock as of July 5, 2009.

Interest expense net decreased $0.1 million, or 5.5%, to $0.9 million for the three month period ended July 4, 2010 from $1.0 million for the three month period ended July 5, 2009. This decrease reflects fewer borrowings on the credit facility when compared to the same quarter in the prior year. Interest income for the three month periods ended July 4, 2010 and July 5, 2009 was insignificant.

Provision for income taxes consisted of income tax expense (benefit) of $6,000 and $(6.4) million for the three month periods ended July 4, 2010 and July 5, 2009, respectively. Our effective tax rate (benefit) was 4.5% and (51.9%) for the three month periods ended July 4, 2010 and July 5, 2009, respectively.

Net loss attributable to noncontrolling interest of $0.1 million and $31,000 for the three month periods ended July 4, 2010 and July 5, 2009, respectively, consists of our partner’s 49.99% share of the net income (loss) of the Morton’s steakhouse located in Mexico City and related to the startup costs for our Shanghai restaurant, which is expected to open later in fiscal 2010.

Six Month Period Ended July 4, 2010 (26 weeks) compared to Six Month Period Ended July 5, 2009 (26 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry.

Our income from continuing operations, net of taxes, attributable to controlling interest for the six month period ended July 4, 2010 was $1.5 million compared to a loss from continuing operations, net of taxes, attributable to controlling interest of $7.4 million for the six month period ended July 5, 2009. The change is primarily due to an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs. Also included in the six month periods ended July 4, 2010 and July 5, 2009 is a charge related to legal settlements of $0.5 million and $10.6 million, respectively, related to the fiscal 2009 settlement of certain wage and hour litigation. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2009 and the six month period ended July 4, 2010.

Revenues increased $7.6 million, or 5.5%, to $145.8 million for the six month period ended July 4, 2010 from $138.2 million for the six month period ended July 5, 2009. Revenues increased $6.9 million, or 5.3%, due to an increase in revenues from comparable restaurants. Revenues increased $1.5 million due to the opening of two new restaurants in fiscal 2009. Other revenues decreased $0.8 million compared to the prior year period as a result of decreased gift card breakage and other income. Average revenue per restaurant open all of either period being compared increased 8.0%. Revenues for the six month period ended July 4, 2010 also reflect the impact of menu price increases of approximately 1.0% in June 2010 and 1.0% in June 2009 at our Morton’s steakhouses.

Food and beverage costs increased $1.4 million, or 3.5%, to $44.1 million for the six month period ended July 4, 2010 from $42.7 million for the six month period ended July 5, 2009. This increase was primarily due to the impact of higher meat and other food costs and was offset by menu price increases when compared to the six month period ended July 5, 2009. Food and beverage costs as a percentage of revenues decreased to 30.3% for the six month period ended July 4, 2010 from 30.9% for the six month period ended July 5, 2009.

Restaurant operating expenses increased $3.0 million, or 3.9%, to $80.6 million for the six month period ended July 4, 2010 from $77.6 million for the six month period ended July 5, 2009. Restaurant operating expenses as a percentage of revenues decreased to 55.3% for the six month period ended July 4, 2010 from 56.1% for the six month period ended July 5, 2009. This decrease was primarily due to the leveraging effect on the fixed cost base caused by increased comparable restaurant revenues.

Pre-opening costs decreased $0.8 million, or 63.9%, to $0.4 million for the six month period ended July 4, 2010 from $1.2 million for the six month period ended July 5, 2009. We expense all costs incurred during restaurant start-up activities, including pre-opening costs, as incurred. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $1.0 million, or 15.8%, to $5.0 million for the six month period ended July 4, 2010 from $6.0 million for the six month period ended July 5, 2009. This decrease was due to the write-off of certain long-lived assets during fiscal 2009, partially offset by depreciation relating to new restaurants and capital expenditures related to renovations of existing restaurants.

General and administrative expenses decreased $0.5 million, or 5.4%, to $8.1 million for the six month period ended July 4, 2010 from $8.6 million for the six month period ended July 5, 2009. General and administrative expenses as a percentage of revenues decreased to 5.5% for the six month period ended July 4, 2010 from 6.2% for the six month period ended July 5, 2009. These decreases were primarily due to the leveraging effect on the fixed cost base caused by increased comparable restaurant revenues.

Marketing and promotional expenses decreased $0.1 million, or 2.1%, to $3.3 million for the six month period ended July 4, 2010 from $3.4 million for the six month period ended July 5, 2009. Marketing and promotional expenses as a percentage of revenues decreased to 2.3% for the six month period ended July 4, 2010 from 2.4% for the six month period ended July 5, 2009.

Charge related to legal settlements of $0.5 million for the six month period ended July 4, 2010 relates to the Preferred Stock issued in February 2010 in connection with the fiscal 2009 settlement of certain wage and hour litigation. The charge represents the final adjustment to the fair value of the Preferred Stock as of the January 28, 2010 court approval date. The fair value of the Preferred Stock issued in the settlement was calculated based on current market conditions using a Black-Scholes option pricing model. Charge related to legal settlements of $10.6 million for the six month period ended July 5, 2009 represents the cash portion of the fiscal 2009 settlements, which was recorded at the present value of the future payments, as well as the estimated fair value of the Preferred Stock as of July 5, 2009.

Write-off of deferred financing costs of $0.2 million for the six month period ended July 5, 2009 represents the partial write-off of previously recorded deferred financing costs in connection with the amendment of our senior revolving credit facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. No similar charges have been recorded in fiscal 2010.

Interest expense, net increased $0.2 million, or 12.7%, to $1.9 million for the six month period ended July 4, 2010 from $1.7 million for the six month period ended July 5, 2009. This increase was primarily due to a slight increase in the Company’s borrowing rates on its credit facility during fiscal 2010 when compared to the prior year period, interest on the non-recourse loan entered into on April 13, 2009 in conjunction with the opening of the Miami Beach restaurant and accreted interest related to certain long-term accruals. Interest income for the six month periods ended July 4, 2010 and July 5, 2009 was insignificant.

Provision for income taxes consisted of income tax expense (benefit) of $0.4 million and $(5.8) million for the six month periods ended July 4, 2010 and July 5, 2009, respectively. Our effective tax rate (benefit) was 24.1% and (42.9%) for the six month periods ended July 4, 2010 and July 5, 2009, respectively. During the six month period ended July 5, 2009 our tax provision was impacted by certain discrete items, including non-cash charges of approximately $0.7 million related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits.

Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets. Management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years, which carries substantial weight. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets. As a result, the tax expense recorded for the six month period ended July 4, 2010 relates to tax on earnings of foreign subsidiaries in addition to tax payable for certain states.

Net loss attributable to noncontrolling interest was $0.1 million and $0.3 million for the six month periods ended July 4, 2010 and July 5, 2009, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would negatively affect the availability of funds, we expect to finance our operations, for fiscal 2010 and through February 14, 2011 (the maturity date of our senior revolving credit facility), through cash provided by operations and borrowings available under our senior credit facility. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. As of July 4, 2010, we had cash and cash equivalents of $0.8 million compared to $1.1 million as of January 3, 2010. We are currently exploring our options to refinance all or part of our senior revolving credit facility. However, we may be unable to accomplish a refinancing on terms acceptable to us or at all.

We are managing our business in this weak economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on our current projections and subject to the refinancing of our senior revolving credit facility, we believe that our cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital and investment requirements and our debt service obligations for the next twelve months. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include further reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs. We are currently exploring our options to refinance all or part of our senior revolving credit facility. However, we may be unable to accomplish a refinancing on terms acceptable to us or at all.

Working Capital and Cash Flows

As of July 4, 2010, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash provided by operating activities for the six month period ended July 4, 2010 was $1.8 million consisting primarily of net income before depreciation, amortization and other non-cash charges and the charge related to legal settlements of $7.9 million and a decrease in accounts receivable of $2.3 million offset by an increase in prepaid expenses and other assets of $1.6 million and a decrease in accrued expenses and other liabilities of $6.8 million.

Investing Activities

Cash used in investing activities for the six month period ended July 4, 2010 was $5.0 million due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the six month period ended July 4, 2010 was $2.9 million, primarily consisting of net borrowings under our senior revolving credit facility of $1.3 million, net cash inflows related to our joint venture of $1.6 million, which consisted of an initial investment and loan by our JV partner, net of uses in restricted cash.

Debt and Other Obligations

Senior Revolving Credit Facility

On February 14, 2006, we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A., now known as Wells Fargo Bank, N.A. On March 4, 2009, we entered into the Fifth Amendment to the senior revolving credit facility reducing the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. Our senior revolving credit facility matures on February 14, 2011. As of July 4, 2010, we had outstanding borrowings of approximately $61.3 million under our senior revolving credit facility, which is included in “Current portion of borrowings under senior revolving credit facility” in the consolidated balance sheet. The Company also had a $0.6 million outstanding letter of credit with a financial institution, which expires in the first quarter of 2011 and is issued to a vendor on our behalf. As of July 4, 2010, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility and unrestricted and undrawn funds available to the Company under the senior revolving credit facility were $8.1 million. The weighted average interest rate for these borrowings is 3.65%. If the weak economic environment deteriorates further, or is prolonged, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants in the future.

Non-recourse loan

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary may borrow up to $1.8 million. Loan proceeds are to be used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due. As of July 4, 2010 and January 3, 2010, the outstanding amount borrowed was $1.6 million.

Mortgages

During 2001, one of our subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On July 4, 2010 and January 3, 2010, the aggregate outstanding principal balance due on this mortgage loan was approximately $3.0 million and $3.1 million, respectively, of which approximately $0.2 million and $0.2 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of July 4, 2010, we were in compliance with all of the financial covenants included in this mortgage loan.

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations disclosed above as of July 4, 2010:

	Remainder
	2010	2011	2012	2013	2014	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$1,710	$62,185	$—	$—	$—	$—	$63,895
Non-recourse loan, including interest	66	131	131	131	1,736	—	2,195
Mortgage loan with GE Capital Franchise Finance, including interest	219	435	435	435	435	2,721	4,680
Joint venture loans	1,011	1,969	1,020	306	—	2,885	7,191
Outstanding letter of credit	—	600	—	—	—	—	600

Subtotal	3,006	65,320	1,586	872	2,171	5,606	78,561
Operating leases	13,121	28,689	28,783	28,746	27,989	171,494	298,822
Legal settlements	1,969	2,101	1,763	1,600	—	—	7,433
Purchase commitments	4,767	—	—	—	—	—	4,767

Total	$22,863	$96,110	$32,132	$31,218	$30,160	$177,100	$389,583

(a)	Interest is based on borrowings as of July 4, 2010 and current interest rates.

During the first six months of fiscal 2010, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $5.5 million. During the first six months of fiscal 2010, capital expenditures were funded in part by landlord contributions and proceeds from a joint venture loan of approximately $1.4 million and $2.0 million, respectively. We estimate that we will expend up to an aggregate of $8.6 million in fiscal 2010, including the $5.5 million recorded in the first six months of fiscal 2010, related to construction and pre-opening costs for our Shanghai restaurant, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept and add additional Boardrooms in selected restaurants. Capital expenditures in fiscal 2010 are expected to be funded in part by landlord contributions and proceeds from a joint venture loan of approximately $1.4 million and $3.2 million, respectively. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2010. We cannot be sure, however, that this will be the case.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of July 4, 2010, we owned and operated five international restaurants, one each in: Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 4, 2010, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage and the non-recourse loan, are payable at fixed rates of interest. As of July 4, 2010, there were borrowings outstanding under our floating rate senior revolving credit facility of $61.3 million. As a result, a hypothetical 10% fluctuation in interest rates would have an impact of approximately $0.2 million on pre-tax earnings for the six month period ended July 4, 2010.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $1.8 million on pre-tax earnings for the six month period ended July 4, 2010.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 4, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2010 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

The Company is involved in various claims and legal actions, including claims and legal actions by landlords, arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition. However, an adverse judgment by a court or an arbitrator or a settlement could adversely impact the Company’s results of operations and liquidity position in any given period.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three and six month periods ended July 4, 2010, the Company did not purchase shares of its common stock.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: August 5, 2010	By:	/s/ CHRISTOPHER J. ARTINIAN

Christopher J. Artinian
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: August 5, 2010	By:	/s/ RONALD M. DINELLA

Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)