Form 10-Q
period 2010-10-03
MORTONS RESTAURANT GROUP INC
filed 2010-11-03
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

As of October 29, 2010, the registrant had 16,713,211 shares of its Common Stock, $0.01 par value, outstanding.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectations or beliefs concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation:

(i)	a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs, budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors;

(ii)	risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation, judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters;

(iii)	public health issues, including, without limitation risks relating to the spread of pandemic diseases; and

(iv)	other risks detailed in the Company’s most recent Form 10-K, under “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the Securities and Exchange Commission.

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

Part I-Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	October 3, 2010	January 3, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$927	$1,141
Restricted cash	1,372	132
Accounts receivable	5,466	5,958
Inventories	10,083	10,556
Prepaid expenses and other current assets	3,406	3,663
Income taxes receivable	119	608

Total current assets	21,373	22,058

Property and equipment, at cost:
Furniture, fixtures and equipment	28,522	27,232
Buildings and leasehold improvements	96,160	92,843
Land	7,300	7,300
Construction in progress	2,580	932

	134,562	128,307
Less: accumulated depreciation and amortization	43,428	35,864

Net property and equipment	91,134	92,443

Intangible asset	73,000	73,000
Goodwill	6,912	6,843
Other assets and deferred expenses, net	4,377	4,542

	$196,796	$198,886

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	October 3, 2010	January 3, 2010
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,423	$11,313
Accrued expenses, including deferred revenue from gift certificates and gift cards of $11,357 and $16,934 at October 3, 2010 and January 3, 2010, respectively	29,576	43,239
Current portion of borrowings under senior revolving credit facility	63,800	—
Current portion of obligation to financial institution	175	164
Accrued income taxes	474	643

Total current liabilities	104,448	55,359

Borrowings under senior revolving credit facility, less current maturities	—	60,000
Obligation to financial institution, less current maturities	2,761	2,893
Joint venture loans payable	7,374	2,924
Non-recourse loan	1,638	1,550
Deferred income taxes, net	25,464	26,437
Deferred rent and landlord allowances	42,572	39,997
Other liabilities	4,494	4,445

Total liabilities	188,751	193,605

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, 1,200,000 issued at October 3, 2010 and none issued at January 3, 2010	12	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,265,263 and 17,126,676 issued and 16,033,263 and 15,894,676 outstanding at October 3, 2010 and January 3, 2010, respectively	173	171
Additional paid-in capital – Preferred stock	3,120	—
Additional paid-in capital – Common stock	171,200	169,834
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at October 3, 2010 and January 3, 2010	(9,395)	(9,395)
Accumulated other comprehensive income	252	256
Accumulated deficit	(156,821)	(155,323)

Total stockholders’ equity of controlling interest	8,541	5,543
Noncontrolling interest, net of taxes	(496)	(262)

Total equity	8,045	5,281

	$196,796	$198,886

See the accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Nine month periods ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(unaudited)
Revenues	$66,247	$63,733	$212,026	$201,932
Food and beverage costs	20,445	19,669	64,587	62,334
Restaurant operating expenses	38,888	38,181	119,447	115,728
Pre-opening costs	789	600	1,218	1,787
Depreciation and amortization	2,454	2,794	7,496	8,783
General and administrative expenses	4,250	3,642	12,338	12,191
Marketing and promotional expenses	1,276	1,411	4,561	4,766
Charge related to legal settlements	—	1,129	540	11,696

Operating (loss) income	(1,855)	(3,693)	1,839	(15,353)
Write-off of deferred financing costs	—	—	—	206
Interest expense, net	956	1,051	2,831	2,716

Loss before income taxes from continuing operations	(2,811)	(4,744)	(992)	(18,275)
Income tax (benefit) expense	(395)	(1,584)	43	(7,387)

Loss from continuing operations, net of taxes	(2,416)	(3,160)	(1,035)	(10,888)
Discontinued operations, net of taxes	(66)	(109)	(869)	(970)

Net loss	(2,482)	(3,269)	(1,904)	(11,858)
Net (loss) income attributable to noncontrolling interest	(293)	31	(406)	(272)

Net loss attributable to controlling interest	$(2,189)	$(3,300)	$(1,498)	$(11,586)

Amounts attributable to controlling interest:
Loss from continuing operations, net of taxes	$(2,123)	$(3,191)	$(629)	$(10,616)
Discontinued operations, net of taxes	(66)	(109)	(869)	(970)

Net loss	$(2,189)	$(3,300)	$(1,498)	$(11,586)

Basic net loss per share:
Continuing operations	$(0.13)	$(0.20)	$(0.04)	$(0.67)
Discontinued operations	$(0.01)	$(0.01)	$(0.05)	$(0.06)
Basic loss per share	$(0.14)	$(0.21)	$(0.09)	$(0.73)
Diluted net loss per share:
Continuing operations	$(0.13)	$(0.20)	$(0.04)	$(0.67)
Discontinued operations	$(0.01)	$(0.01)	$(0.05)	$(0.06)
Diluted loss per share	$(0.14)	$(0.21)	$(0.09)	$(0.73)
Shares used in computing net loss per share:
Basic	16,033,111	15,892,264	16,017,762	15,879,371
Diluted	16,033,111	15,892,264	16,017,762	15,879,371

See the accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	October 3, 2010	October 4, 2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,904)	$(11,858)
Less: Loss attributable to noncontrolling interest, net of taxes	(406)	(272)

Net loss attributable to controlling interest	(1,498)	(11,586)
Adjustments to reconcile net loss attributable to controlling interest to net cash provided by (used for) operating activities:
Depreciation, amortization and other non-cash charges	10,493	13,653
Noncontrolling interest, net of taxes	(406)	(272)
Deferred income taxes	(957)	(8,258)
Charge related to legal settlements	540	11,696
Write-off of deferred financing costs	—	206
Change in assets and liabilities:
Accounts receivable	511	(1,516)
Inventories	501	2,372
Prepaid expenses and other assets	42	791
Income taxes receivable	489	369
Accounts payable	(922)	(754)
Accrued expenses	(9,882)	(11,886)
Other liabilities	517	2,133
Accrued income taxes	(94)	(122)

Net cash used for operating activities	(666)	(3,174)

Cash flows from investing activities:
Purchases of property and equipment	(6,292)	(13,183)

Net cash used for investing activities	(6,292)	(13,183)

Cash flows from financing activities:
Borrowings under senior revolving credit facility	13,400	20,900
Payments made on senior revolving credit facility	(9,600)	(8,200)
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(221)	(51)
Principal reduction on obligation to financial institution	(120)	(110)
Borrowings under non-recourse loan	89	747
Payment of deferred financing costs	(11)	(653)
(Increase) decrease in restricted cash	(1,240)	1,321
JV partner’s investment in joint venture	78	—
Proceeds from joint venture loan	4,273	—

Net cash provided by financing activities	6,648	13,954

Effect of exchange rate changes on cash	96	51

Net decrease in cash and cash equivalents	(214)	(2,352)
Cash and cash equivalents at beginning of period	1,141	3,460

Cash and cash equivalents at end of period	$927	$1,108

See the accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

October 3, 2010 and October 4, 2009

1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (“MRG,” the “Company,” the “controlling interest,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Certain reclassifications have been made to prior year amounts to conform to the current year presentation of discontinued operations (see Note 12).

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

The Financial Accounting Standards Board (“FASB”) has issued guidance under Accounting Standards Codification (“ASC”) Topic 810 - “Amendments to FASB Interpretation No. 46(R)” (“FIN 46R”), which revises the accounting for and reporting of variable interest entities (“VIEs”). ASC Topic 810 retains the fundamental concepts of a VIE, a variable interest, and a primary beneficiary that must consolidate the VIE. However, the updated guidance does make several significant changes to FIN 46R. The three major changes are that it (1) expands the scope to include entities that were previously considered qualifying special purpose entities, (2) emphasizes that the determination of a primary beneficiary of a VIE should be made using a qualitative approach and (3) changes the criteria for determining who is a primary beneficiary of a VIE. The guidance was issued in June 2009 and is effective for annual reporting periods that begin after November 15, 2009. The adoption of this ASC Topic did not impact the Company’s consolidated financial statements.

3)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment, as well as the issuance of Series A Convertible Preferred Stock (“Preferred Stock”) during the nine month period ended October 3, 2010, are reflected as non-cash transactions in the consolidated statements of cash flows. The Preferred Stock was issued in connection with the settlement of certain wage and hour litigation and was included in accrued expenses as of January 3, 2010 (see Note 13). The following table sets forth the amount of interest paid, including capitalized interest, and net income taxes paid or refunded for each period presented in the statement of cash flows.

	Nine month periods ended
	October 3, 2010	October 4, 2009
Interest paid	$2,152	$2,253
Capitalized interest	7	63
Income taxes paid (refunded)	608	(64)

4)	Income Taxes

The Company recognized an income tax (benefit) expense of $(0.4) million and $43 thousand on pre-tax loss related to continuing operations of $2.8 million and $1.0 million for the three and nine month periods ended October 3, 2010, respectively. The Company’s effective tax rate was approximately (4.3)% for the nine month period ended October 3, 2010 and was attributable to non-U.S. and certain state income taxes, an adjustment related to filing of our tax returns for fiscal year 2009 and other miscellaneous items. Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets. As a result, the tax expense recorded for the nine month period ended October 3, 2010 relates to tax on earnings of foreign subsidiaries in addition to tax payable for certain states.

During the nine month period ended October 4, 2009, the Company’s tax rate was impacted by certain discrete items, including a non-cash charge of approximately $0.7 million related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits.

Management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets.

5)	Net Income Loss per Common Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but adjusts shares outstanding to reflect the potential dilution that would occur if unvested restricted stock awards were vested and if the preferred shares outstanding had been converted to common shares. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and therefore are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.

The following table sets forth the approximate number of shares that were not included in diluted net income (loss) per share because their effect would have been anti-dilutive, if any, and the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Nine month periods ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Potentially dilutive shares that are considered anti-dilutive:
Restricted stock	697,000	673,000	732,000	684,000
Preferred stock	1,200,000	—	967,000	—
Loss from continuing operations, net of taxes	$(2,123)	$(3,191)	$(629)	$(10,616)
Discontinued operations, net of taxes	(66)	(109)	(869)	(970)

Net loss attributable to controlling interest	$(2,189)	$(3,300)	$(1,498)	$(11,586)

Shares:
Weighted average number of basic common shares outstanding	16,033,111	15,892,264	16,017,762	15,879,371
Dilutive potential common shares	—	—	—	—

Weighted average number of diluted common shares outstanding	16,033,111	15,892,264	16,017,762	15,879,371

Basic net loss per share:
Continuing operations	$(0.13)	$(0.20)	$(0.04)	$(0.67)
Discontinued operations	$(0.01)	$(0.01)	$(0.05)	$(0.06)
Basic loss per share	$(0.14)	$(0.21)	$(0.09)	$(0.73)
Diluted net loss per share:
Continuing operations	$(0.13)	$(0.20)	$(0.04)	$(0.67)
Discontinued operations	$(0.01)	$(0.01)	$(0.05)	$(0.06)
Diluted loss per share	$(0.14)	$(0.21)	$(0.09)	$(0.73)

6)	Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three and nine month periods ended October 3, 2010 and October 4, 2009 are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Net loss attributable to controlling interest	$(2,189)	$(3,300)	$(1,498)	$(11,586)
Other comprehensive income (loss):
Foreign currency translation	24	89	(4)	60

Comprehensive loss attributable to controlling interest	(2,165)	(3,211)	(1,502)	(11,526)
Comprehensive (loss) income attributable to noncontrolling interest	(293)	31	(406)	(272)

Comprehensive loss	$(2,458)	$(3,180)	$(1,908)	$(11,798)

7)	Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 MRG Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of October 3, 2010, the aggregate number of shares of the Company’s common stock approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. The Company granted and issued the following shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan for the nine month period ended October 3, 2010:

Date of Grant	Number of Shares Granted	Stock Price on Grant Date
January 21, 2010	236,150	$3.98
February 1, 2010	9,000	3.94
March 11, 2010	100,000	5.09
May 11, 2010	7,900	6.11
July 27, 2010	8,050	5.33

Activity relating to the equity incentive plan during the nine month period ended October 3, 2010 was as follows:

Unvested restricted stock outstanding as of January 3, 2010	655,870
Granted	361,100
Vested	(180,300)
Forfeited by termination	(162,340)

Unvested restricted stock outstanding as of October 3, 2010	674,330

As of October 3, 2010, there were 647,860 shares available for grant. In connection with the vesting of shares during the nine month period ended October 3, 2010, 41,713 shares of the 180,300 shares vested were surrendered at the election of certain employees in lieu of paying employee minimum income taxes in cash and such surrendered shares were cancelled by the Company.

The Company recognized stock based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Restaurant operating expenses	$91	$93	$279	$306
General and administrative expenses	397	388	1,196	1,266
Marketing and promotional expenses	17	16	50	52

Stock based compensation expense before income taxes	505	497	1,525	1,624
Income tax (benefit) expense	—	(181)	—	66

Net compensation expense	$505	$316	$1,525	$1,690

Net compensation expense per share:
Basic	$0.03	$0.02	$0.10	$0.11
Diluted	$0.03	$0.02	$0.10	$0.11

As of October 3, 2010, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $3.4 million, which will be recognized over a weighted average period of approximately 2.7 years.

8)	Financial Information about Geographic Areas

(Loss) income before income taxes from continuing operations for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Domestic (72 and 72 restaurants at October 3, 2010 and October 4, 2009, respectively)	$(3,057)	$(5,564)	$(2,696)	$(19,390)
Foreign (5 and 5 restaurants at October 3, 2010 and October 4, 2009, respectively)	246	820	1,704	1,115

Total	$(2,811)	$(4,744)	$(992)	$(18,275)

Domestic (loss) before income taxes from continuing operations includes certain corporate expenses and other charges that relate to our U.S. based headquarters, and are included in domestic operations but not allocated to the foreign operations. The charge related to the legal settlements of approximately $0.5 million is included in the domestic (loss) before income taxes from continuing operations for the nine month period ended October 3, 2010. The charge related to the legal settlements of approximately $1.1 million and $11.7 million is included in the domestic loss before income taxes from continuing operations for the three and nine month periods ended October 4, 2009, respectively.

9)	Debt and Other Loans

Senior Revolving Credit Facility

On February 14, 2006, the Company entered into a $115.0 million senior revolving credit facility with Wachovia Bank, National Association, now known as Wells Fargo Bank, N.A., as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the Fifth Amendment to the senior revolving credit facility (“Fifth Amendment”). The Fifth Amendment reduced the senior revolving credit facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. The maturity date of this senior revolving credit facility remains on February 14, 2011. The Company is currently exploring its options to refinance all or part of its senior revolving credit facility. However, the Company may not be able to refinance on terms acceptable to management or at all. The Company’s indirect wholly-owned subsidiary, Morton’s of Chicago, Inc., is the borrower under the facility. MRG and most of its other domestic subsidiaries are guarantors of the facility. As of October 3, 2010, the Company had outstanding borrowings of approximately $63.8 million under its senior revolving credit facility which is included in “Current portion of borrowings under senior revolving credit facility” in the accompanying consolidated balance sheet. The Company also had a $0.6 million outstanding letter of credit with a financial institution, which expires in the first quarter of 2011 and was issued to a vendor on our behalf. As of October 3, 2010, the Company was in compliance with all of the financial covenants included in its senior revolving credit facility and unrestricted and undrawn funds available to the Company under the senior revolving credit facility were $5.6 million.

The senior revolving credit facility requires that the Company meet certain financial covenants. The Company plans to manage its business in this weak economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on current projections, management anticipates that the Company will be in compliance with its financial covenants under the amended senior revolving credit facility throughout fiscal 2010. However, if the Company does not meet current projections and/or if the weak economic environment deteriorates, or is prolonged, resulting in revenue decreases, and the Company’s actions to respond to these conditions are not sufficient, the Company could fail to comply with one or more of the financial covenants.

Non-recourse Loan

On April 13, 2009, one of the Company’s subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which the subsidiary borrowed $1.6 million, which is still outstanding as of October 3, 2010. Loan proceeds were used solely for costs incurred in connection with construction and opening of the restaurant located in Miami Beach, Florida, including the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014, at which time a balloon payment of the total principal outstanding is due.

Mortgages

During fiscal 2001, one of the Company’s subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On October 3, 2010 and January 3, 2010, the aggregate outstanding principal balance due on this mortgage loan was approximately $2.9 million and $3.1 million, respectively, of which approximately $0.2 million and $0.2 million, respectively, of principal is included in “Current portion of obligation to financial institution” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of October 3, 2010, the Company was in compliance with all of the financial covenants included in this mortgage loan.

10)	Consolidation of Variable Interest Entities (Joint Ventures)

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

In addition, the Company recently opened a new Morton’s steakhouse in Shanghai, China on October 23, 2010 and has a variable interest which has been included in the Company’s consolidated financial statements, due to the fact that the Company is the primary beneficiary of that VIE.

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

The amounts set forth in the table below were included in the Company’s consolidated balance sheets related to the VIEs:

	October 3, 2010	January 3, 2010
Restricted cash	$1,372	$132
Total assets	6,406	3,132
Joint venture loans payable	7,374	2,924

The proceeds of the loans were used to fund construction of the respective restaurants, pre-opening costs and initial operating expenses. These loans are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an interest rate of 2%.

11)	Restaurant Activity

During the nine month period ended October 3, 2010, the Company did not open or close any of its Morton’s steakhouses. The Company opened a new Morton’s steakhouse in Shanghai, China (through a joint venture structure – see Note 10) on October 23, 2010 and has also signed a lease to open a new Morton’s steakhouse in the Uptown area of Dallas, TX in early 2011.

12)	Discontinued Operations

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

During fiscal 2009, the Company closed several restaurants and sold the assets related to one restaurant. In the second quarter of fiscal 2010, the Company recorded a net charge in discontinued operations for the settlement of certain agreements entered into with two landlords related to a guaranty of future rent obligations. This adjustment was related to restaurants that were previously classified as discontinued operations based on their separate and identifiable cash flows. The results of discontinued operations were as follows (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenues	$—	$1,729	$—	$9,353
Loss before income taxes	(66)	(368)	(869)	(1,657)
Income tax benefit	—	(259)	—	(687)
Net loss	$(66)	$(109)	$(869)	$(970)

13)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, formerly known as SFAS No. 5, “Accounting for Contingencies.” A liability is recorded when the liability is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

During the second quarter of fiscal 2009, the Company recorded a charge related to certain previously disclosed settlements of wage and hour and similar labor claims. The wage and hour claims related to a nationwide class action filed in arbitration and certain individual claims under Illinois wage and hour laws which were also filed in arbitration. The consideration in the settlements for the wage and hour claims includes the payment of cash over up to a four year period as well as the issuance of Preferred Stock by the Company. The cash portion of the settlements was recorded at the present value of the future payments. The Preferred Stock, which was issued in February 2010 following court approval of the settlement of the nationwide class action in January 2010, has an aggregate liquidation preference of $6.0 million and after two years from the date of its issuance may be converted into 1,200,000 shares of the Company’s common stock. The Company will have the right to buy back the Preferred Stock at a price equal to its liquidation preference at any time prior to its conversion. The Preferred Stock was admitted to trading on the New York Stock Exchange on a “When-Issued” basis on October 25, 2010 and converted to a “Regular Way” basis on November 1, 2010 under the symbol “MRT PR A”. During the third quarter of fiscal 2009, the Company recorded an adjustment to the settlement amount recognized in the second quarter of fiscal 2009 to reflect the change in the estimated fair value of the share-based component of the settlement consideration. The portion of the accrual relating to the Preferred Stock was adjusted to fair value at each quarter end until all contingencies related to the issuance of the Preferred Stock were removed. These contingencies were removed on January 28, 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly, a final adjustment to the fair value of the Preferred Stock as of January 28, 2010 was recorded during the first quarter of fiscal 2010. As of October 3, 2010 and January 3, 2010, the accrual related to these legal settlements and other similar labor claims was approximately $5.8 million and $10.6 million, respectively, of which approximately $3.7 million and $4.4 million, respectively, is included in “Other liabilities” in the accompanying consolidated balance sheets.

The fair value of the Preferred Stock reflected in the consolidated balance sheet as of October 3, 2010, was determined based on the guidance in ASC Topic 820, formerly known as FASB No. 157, “Fair Value Measurements,” which requires use of a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The fair value of the liability that is related to the Preferred Stock was calculated based on current market conditions and using a Black-Scholes option pricing model. The Company believes the measurement of the fair value of the Preferred Stock component of the settlement is properly classified as level three in the hierarchy of measurements. The aggregate value of the Preferred Stock that was issued upon final settlement was $3.1 million, or $2.61 per share for the 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the Preferred Stock. The fair value of this instrument was determined using the following assumptions:

Strike price (1)	$5.00
Expected volatility (2)	75%
Risk-free interest rate (3)	0.9%
Expected life (4)	2 years
Common stock price (5)	$3.95

(1)	The strike price represents the conversion price under the settlement agreement for the Preferred Stock.
(2)	Based on historical volatility of the Company’s common stock over the expected life of the Preferred Stock.
(3)	Represents the LIBOR rate matching the expected life of the Preferred Stock.
(4)	The period of time from the date of issuance of the Preferred Stock under ASC Topic 450 and the date the holders of the preferred shares are able to convert to common shares.

(5) The stock price as of January 28, 2010, when court approval of the settlement of the nationwide class action was obtained.

In February 2010, two former employees of the San Diego Morton’s steakhouse filed a class action complaint against Morton’s of Chicago/San Diego, Inc. in the Superior Court of the State of California for the County of San Diego, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements. The plaintiffs are seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. The plaintiffs in this matter have not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiffs.

In August 2010, a former employee of the Costa Mesa Morton’s steakhouse filed a state-wide class action complaint against Morton’s of Chicago, Inc. in the Superior Court of the State of California for the County of Los Angeles, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements as a result of the classification of California-based Assistant Managers and Day Managers as salaried exempt. The plaintiff is seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. In September 2010, the Company removed the case to Federal court and the plaintiff subsequently filed a motion to remand, which is currently pending. The plaintiff in this matter has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

14)	Subsequent Events

The Company opened a new Morton’s steakhouse in Shanghai, China (through a joint venture structure – see Note 10) on October 23, 2010. Further, our Preferred Stock was admitted to trading on the New York Stock Exchange on a “When-Issued” basis on October 25, 2010 and converted to a “Regular Way” basis on November 1, 2010 under the symbol “MRT PR A”. We evaluated all of our activity through the issue date of these financial statements and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Unaudited Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Overview

Many parts of the world including the United States have been in a recession and, despite the recent increase in comparable sales we have experienced, we believe that weak general economic conditions could continue through the rest of 2010 and possibly beyond. The ongoing impact of the housing crisis, high unemployment and financial market weakness may further exacerbate current economic conditions. We continue to experience many of the same challenges our partners and competitors in the industry are facing, if the economy continues to struggle, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence caused by uncertainty in the current state of the global economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. In spite of the strength of our brand, our business continues to be challenged by trends in the environment. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and/or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

Our operating performance, as well as our liquidity position, have been and continue to be negatively affected by these economic conditions, many of which are beyond our control.

Results of Operations

Three Month Period Ended October 3, 2010 (13 weeks) compared to Three Month Period Ended October 4, 2009 (13 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry.

Our loss from continuing operations, net of taxes, attributable to controlling interest for the three month period ended October 3, 2010 was $(2.1) million compared to $(3.2) million for the three month period ended October 4, 2009. The change is primarily due to an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2009 and the nine month period ended October 3, 2010.

Revenues increased $2.5 million, or 3.9%, to $66.2 million for the three month period ended October 3, 2010 from $63.7 million for the three month period ended October 4, 2009. Revenues increased $1.9 million, or 3.2%, due to an increase in revenues from comparable restaurants for Morton’s steakhouses. Revenues increased $0.3 million due to the opening of two new restaurants in fiscal 2009. Average revenue per restaurant open all of either period being compared increased 3.7%. Revenues for the three month period ended October 3, 2010 also reflect the impact of menu price increases of approximately 1.0% in June 2010 and an additional 1.0% in July 2010 at our Morton’s steakhouses.

Food and beverage costs increased $0.8 million, or 3.9%, to $20.5 million for the three month period ended October 3, 2010 from $19.7 million for the three month period ended October 4, 2009. These increases were primarily due to the impact of higher beef and other food costs and were offset by menu price increases when compared to the three month period ended October 4, 2009. Food and beverage costs as a percentage of revenues remained consistent at 30.9% for the three month periods ended October 3, 2010 and October 4, 2009.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $0.7 million, or 1.9%, to $38.9 million for the three month period ended October 3, 2010 from $38.2 million for the three month period ended October 4, 2009. Restaurant operating expenses as a percentage of revenues decreased 1.2% to 58.7% for the three month period ended October 3, 2010 from 59.9% for the three month period ended October 4, 2009. This decrease was primarily due to the leveraging effect on the fixed cost base caused by increased comparable restaurant revenues.

Pre-opening costs increased $0.2 million, or 31.5%, to $0.8 million for the three month period ended October 3, 2010 from $0.6 million for the three month period ended October 4, 2009. We expense all costs incurred during restaurant start-up activities, including training, travel and legal expenses, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.3 million, or 12.2%, to $2.5 million for the three month period ended October 3, 2010 from $2.8 million for the three month period ended October 4, 2009. This decrease was due to the write-off of certain long-lived assets during fiscal 2009, partially offset by the depreciation relating to new restaurants and capital expenditures related to renovations of existing restaurants.

General and administrative expenses increased $0.6 million, or 16.7%, to $4.2 million for the three month period ended October 3, 2010 from $3.6 million for the three month period ended October 4, 2009. General and administrative expenses as a percentage of revenues increased to 6.4% for the three month period ended October 3, 2010 from 5.7% for the three month period ended October 4, 2009. This increase was primarily due to increased travel and legal costs.

Marketing and promotional expenses decreased $0.1 million, or 9.6%, to $1.3 million for the three month period ended October 3, 2010 from $1.4 million for the three month period ended October 4, 2009. Marketing and promotional expenses as a percentage of revenues decreased to 1.9% for the three month period ended October 3, 2010 from 2.2% for the three month period ended October 4, 2009. These decreases are primarily due to the timing of spending efforts for advertising.

Charge related to legal settlements of $1.1 million for the three month period ended October 4, 2009 represents a periodic mark-to-market adjustment related to the fair value of the Preferred Stock that was subsequently issued in February 2010 as part of the fiscal 2009 settlement of certain wage and hour litigation.

Interest expense net decreased $0.1 million, or 9.0%, to $1.0 million for the three month period ended October 3, 2010 from $1.1 million for the three month period ended October 4, 2009. This decrease reflects less borrowings on the credit facility when compared to the same quarter in the prior year. Interest income for the three month periods ended October 3, 2010 and October 4, 2009 was insignificant.

Provision for income taxes consisted of income tax benefit of $0.4 million and $1.6 million for the three month periods ended October 3, 2010 and October 4, 2009, respectively. Our effective tax rate was 14.0% and 33.4% for the three month periods ended October 3, 2010 and October 4, 2009, respectively.

Net loss attributable to noncontrolling interest of $0.3 million for the three month period ended October 3, 2010 primarly relates to our partners’ 49.99% share of the net (loss) income of the Morton’s steakhouses located in Shanghai and Mexico City. Net income attributable to noncontrolling interest of $31 thousand for the three month period ended October 4, 2009, consists of our partner’s 49.99% share of the net (loss) income of the Morton’s steakhouse located in Mexico City.

Nine Month Period Ended October 3, 2010 (39 weeks) compared to Nine Month Period Ended October 4, 2009 (39 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry.

Our loss from continuing operations, net of taxes, attributable to controlling interest for the nine month period ended October 3, 2010 was $0.6 million compared to $10.6 million for the nine month period ended October 4, 2009. The change is due, in part, to an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs. Also included in the nine month periods ended October 3, 2010 and October 4, 2009 were charges of $0.5 million and $11.7 million, respectively, related to the fiscal 2009 settlement of certain wage and hour and similar labor claims. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2009 and the nine month period ended October 3, 2010.

Revenues increased $10.1 million, or 5.0%, to $212.0 million for the nine month period ended October 3, 2010 from $201.9 million for the nine month period ended October 4, 2009. Revenues increased $8.8 million, or 4.6%, due to an increase in revenues from comparable restaurants for Morton’s steakhouses. Revenues increased $1.8 million due to the opening of two new restaurants in fiscal 2009. Other revenues decreased $0.6 million compared to the prior year period as a result of decreased gift card breakage and other income. Average revenue per restaurant open all of either period being compared increased 5.6%. Revenues for the nine month period ended October 3, 2010 also reflects the impact of menu price increases of approximately 1.0% in July 2010, 1.0% in June 2010 and 1.0% in June 2009 at our Morton’s steakhouses.

Food and beverage costs increased $2.3 million, or 3.6%, to $64.6 million for the nine month period ended October 3, 2010 from $62.3 million for the nine month period ended October 4, 2009. This increase was primarily due to the impact of higher beef and other food costs and was offset by menu price increases when compared to the nine month period ended October 4, 2009. Food and beverage costs as a percentage of revenues decreased to 30.5% for the nine month period ended October 3, 2010 from 30.9% for the nine month period ended October 4, 2009.

Restaurant operating expenses increased $3.7 million, or 3.2%, to $119.4 million for the nine month period ended October 3, 2010 from $115.7 million for the nine month period ended October 4, 2009. Restaurant operating expenses as a percentage of revenues decreased to 56.3% for the nine month period ended October 3, 2010 from 57.3% for the nine month period ended October 4, 2009. This decrease was primarily due to the leveraging effect on the fixed cost base caused by increased comparable restaurant revenues.

Pre-opening costs decreased $0.6 million, or 31.9%, to $1.2 million for the nine month period ended October 3, 2010 from $1.8 million for the nine month period ended October 4, 2009. We expense all costs incurred during restaurant start-up activities, including training, travel and legal expenses, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $1.3 million, or 14.7%, to $7.5 million for the nine month period ended October 3, 2010 from $8.8 million for the nine month period ended October 4, 2009. This decrease was due to the write-off of certain long-lived assets during fiscal 2009, partially offset by the depreciation relating to new restaurants and capital expenditures related to renovations of existing restaurants.

General and administrative expenses increased $0.1 million, or 1.2%, to $12.3 million for the nine month period ended October 3, 2010 from $12.2 million for the nine month period ended October 4, 2009. General and administrative expenses as a percentage of revenues decreased to 5.8% for the nine month period ended October 3, 2010 from 6.0% for the nine month period ended October 4, 2009. These decreases were primarily due to the leveraging effect on the fixed cost base caused by increased comparable restaurant revenues.

Marketing and promotional expenses decreased $0.2 million, or 4.3%, to $4.6 million for the nine month period ended October 3, 2010 from $4.8 million for the nine month period ended October 4, 2009. Marketing and promotional expenses as a percentage of revenues decreased to 2.2% for the nine month period ended October 3, 2010 from 2.4% for the nine month period ended October 4, 2009.

Charge related to legal settlements of $0.5 million for the nine month period ended October 3, 2010 relates to the final mark-to-market adjustment for the fair value of the Preferred Stock issued in February 2010 in connection with the fiscal 2009 settlement of certain wage and hour litigation that was approved by the court on January 28, 2010. The fair value of the Preferred Stock issued in the settlement was calculated based on current market conditions using a Black-Scholes option pricing model. Charge related to legal settlements of $11.7 million for the nine month period ended October 4, 2009 represents the cash portion of the fiscal 2009 settlements, which was recorded at the present value of the future payments, as well as the estimated fair value of the Preferred Stock to be issued as of October 4, 2009.

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

Interest expense, net increased $0.1 million, or 4.2%, to $2.8 million for the nine month period ended October 3, 2010 from $2.7 million for the nine month period ended October 4, 2009. This increase was primarily due to an increase in borrowing rates on our credit facility during fiscal 2010 when compared to the prior year period, interest on the non-recourse loan entered into on April 13, 2009 in conjunction with the opening of the Miami Beach restaurant and accreted interest related to certain long-term accruals. Interest income for the nine month periods ended October 3, 2010 and October 4, 2009 was insignificant.

Provision for income taxes consisted of income tax expense (benefit) of $43 thousand and $(7.4) million for the nine month periods ended October 3, 2010 and October 4, 2009, respectively. Our effective tax rate was (4.3)% and 40.4% for the nine month periods ended October 3, 2010 and October 4, 2009, respectively. During the nine month period ended October 3, 2010 our tax provision was impacted by certain discrete items, including an adjustment related to filing of our tax returns for fiscal year 2009 and other miscellaneous items. During the nine month period ended October 4, 2009 our tax provision was impacted by certain discrete items, including non-cash charges of approximately $0.7 million related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits.

Based on our evaluation of certain factors, in the fourth quarter of fiscal 2009, we established a valuation allowance for all U.S. federal and state deferred tax assets. We continue to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets. As a result, the tax expense recorded for the nine month period ended October 3, 2010 relates to tax on earnings of foreign subsidiaries in addition to tax payable for certain states.

Net loss attributable to noncontrolling interest was $0.4 million and $0.3 million for the nine month periods ended October 3, 2010 and October 4, 2009, respectively.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, working capital, capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if adversely affected, would negatively affect the availability of funds, we expect to finance our operations, for fiscal 2010 and through February 14, 2011 (the maturity date of our senior revolving credit facility), through cash provided by operations and borrowings available under our senior credit facility. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. As of October 3, 2010, we had cash and cash equivalents of $0.9 million compared to $1.1 million as of January 3, 2010. We are currently exploring our options to refinance all or part of our senior revolving credit facility. However, we may be unable to refinance on terms acceptable to us or at all.

We are managing our business in this weak economic environment through continued development and implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. Based on our current projections and subject to the refinancing of our senior revolving credit facility, we believe that our cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital, capital expenditure requirements and our debt service obligations for the next twelve months. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include further reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs.

Working Capital and Cash Flows

As of October 3, 2010 we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since we are able to sell many of our food inventory items before payment is due to our suppliers. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt. As of October 3, 2010, the Company had outstanding borrowings of approximately $63.8 million under its senior revolving credit facility which is included in “Current portion of borrowings under senior revolving credit facility” in the accompanying consolidated balance sheet.

Operating Activities

Net cash used for operating activities for the nine month period ended October 3, 2010 was $0.7 million which is the result of $8.2 million of proceeds from net income before non-cash items such as depreciation, amortization and other non-cash charges that was offset by a $8.9 million decrease in working capital primarily due to a decrease in accounts payable, accrued expenses and other liabilities.

Investing Activities

Cash used in investing activities for the nine month period ended October 3, 2010 was $6.3 million due to purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the nine month period ended October 3, 2010 was $6.6 million, primarily consisting of net borrowings under our senior revolving credit facility of $3.8 million and net cash inflows related to our Shanghai joint venture of $3.1 million, which consisted of an initial investment and loan by our JV partner, net of uses in restricted cash.

Contractual Commitments

Restaurant Operating Leases

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

See Note 9 “Debt and Other Loans” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our debt obligations. The following table represents our contractual commitments associated with our debt, lease and other obligations disclosed above as of October 3, 2010:

	Remainder 2010	2011	2012	2013	2014	Thereafter	Total
	(amounts in thousands)
Senior revolving credit facility, including interest (a)	$591	$64,096	$—	$—	$—	$—	$64,687
Non-recourse loan, including interest	33	131	131	131	1,736	—	2,162
Mortgage loan with GE Capital Franchise Finance, including interest	109	435	435	435	435	2,721	4,570
Joint venture loans	413	1,960	1,859	1,326	400	1,503	7,461
Outstanding letter of credit	—	600	—	—	—	—	600

Subtotal	1,146	67,222	2,425	1,892	2,571	4,224	79,480
Operating leases	7,035	28,936	29,510	29,472	28,717	172,228	295,898
Legal settlements	1,023	2,101	1,763	1,600	—	—	6,487
Purchase commitments	2,383	—	—	—	—	—	2,383

Total	$11,587	$98,259	$33,698	$32,964	$31,288	$176,452	$384,248

(a)	Interest is based on borrowings as of October 3, 2010 and current interest rates.

During the first nine months of fiscal 2010, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $7.5 million, which was partially offset by funding from landlord contributions and proceeds from a joint venture loan of approximately $1.4 million and $3.0 million, respectively. We estimate that we will expend up to an aggregate of $8.5 million in fiscal 2010, including the $7.5 million recorded in the first nine months of fiscal 2010, related to construction and pre-opening costs for our Shanghai and Dallas restaurant, to finance ordinary refurbishment of existing restaurants, remodel the bar area in selected restaurants to include our Bar 12•21 concept and add additional Boardrooms in selected restaurants. Capital expenditures in fiscal 2010 are expected to be funded in part by landlord contributions and proceeds from a joint venture loan of approximately $1.4 million and $3.3 million, respectively. We anticipate that funds generated through operations and through borrowings under our senior revolving credit facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2010. We cannot be sure, however, that this will be the case.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of October 3, 2010, we owned and operated five international restaurants, one each in: Hong Kong, China; Macau, China; Mexico City, Mexico; Singapore; and Toronto, Canada. On October 23, 2010, we opened a restaurant in Shanghai, China (through a joint venture structure – see Note 10 in Item 1) and have incurred pre-opening costs and capital expenditures related to its development. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 3, 2010, to be material.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior revolving credit facility that are payable at floating rates of interest. Our other indebtedness, our mortgage and the non-recourse loan, are payable at fixed rates of interest. As of October 3, 2010, there were borrowings outstanding under our floating rate senior revolving credit facility of $63.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have an impact of approximately $0.2 million on pre-tax earnings for the nine month period ended October 3, 2010.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $2.6 million on pre-tax earnings for the nine month period ended October 3, 2010.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 3, 2010. Based on this evaluation, the Company’s Chief

Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2010 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

In August 2010, a former employee of the Costa Mesa Morton’s steakhouse filed a state-wide class action complaint against Morton’s of Chicago, Inc. in the Superior Court of the State of California for the County of Los Angeles, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements as a result of the classification of California-based Assistant Managers and Day Managers as salaried exempt. The plaintiff is seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. In September 2010, the Company removed the case to Federal court and the plaintiff subsequently filed a motion to remand, which is currently pending. The plaintiff in this matter has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

During the three and nine month periods ended October 3, 2010, the Company did not purchase shares of its common stock.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date: November 3, 2010	By:	/s/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: November 3, 2010	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)