Form 10-K
period 2011-01-02
MORTONS RESTAURANT GROUP INC
filed 2011-03-04
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-12692

MORTON’S RESTAURANT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3490149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

325 North LaSalle Street, Suite 500, Chicago, Illinois	60654
(Address of principal executive offices)	(zip code)

312-923-0030

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  or    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  or  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  or  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)….    Yes  ☐  or  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non - accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12-b of the Act).    Yes  ☐  or  No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 4, 2010, the last business day of the registrant’s most recently completed second quarter, was $51 million (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

As of February 25, 2011, the registrant had 16,929,380 shares of its common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended January 2, 2011.

Part I

Item 1.	Business

General

Morton’s Restaurant Group, Inc. (“MRG”) was incorporated as a Delaware corporation on October 3, 1988 and, until February 14, 2006, was a wholly-owned subsidiary of Morton’s Holding Company, Inc. (“MHCI”), which was incorporated as a Delaware corporation on March 10, 2004 and became the direct parent of MRG on June 4, 2004. MHCI was a wholly-owned subsidiary of Morton’s Holdings, LLC (“MHLLC”), a Delaware limited liability company formed on April 4, 2002. On February 14, 2006, MHCI was merged with and into MRG, with MRG as the surviving corporation. As used in this Report, except where the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to MRG and its consolidated subsidiaries. In February 2006, MRG and certain selling stockholders, including Castle Harlan Partners III, L.P. and affiliates (collectively “CHP III”), sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share in our initial public offering (“IPO”). Subsequently, on March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of our IPO, exercised the underwriters’ over-allotment option to purchase from us, at $17.00 per share, 801,950 additional shares of common stock.

Morton’s The Steakhouse Restaurants

The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. Since then, Morton’s has grown to 77 restaurants (“Morton’s”) and one Trevi restaurant (“Trevi”) as of January 2, 2011.

Morton’s are upscale steakhouse restaurants associated with a fine steakhouse dining experience. Morton’s and Trevi appeal to a broad spectrum of consumer tastes and target separate price points and dining experiences. As of January 2, 2011, the Company owned and operated 77 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 26 states and San Juan, Puerto Rico, and six international locations (Toronto, Canada; Hong Kong, China; Shanghai, China; Macau, China; Mexico City, Mexico; and Singapore). During fiscal 2010, the Company opened a new Morton’s steakhouse in Shanghai, China (through a joint venture structure) and opened a new Morton’s steakhouse on February 24, 2011 in the Uptown area of Dallas, TX.

Morton’s strives to provide its guests high quality cuisine, an extensive selection of wines and exceptional service in an enjoyable dining environment. Morton’s steakhouses feature USDA prime aged beef in the United States and Canada, including, among other cuts, a 24 oz. porterhouse, a 20 oz. New York strip sirloin and a 22 oz. bone-in ribeye steak. Morton’s also features three different tenderloin cuts, including a bone-in filet. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature USDA prime aged beef, where permitted, and comparable high quality aged beef. While the emphasis is on steaks, we believe the Morton’s menu selection is broad enough to appeal to many taste preferences and desires. Besides featuring USDA prime aged steak, Morton’s menu includes other fresh premium items including lamb, chicken, lobster and a variety of other seafood. Morton’s also offers a wide selection of appetizers and salads. Complementing its substantial main course selections, Morton’s dessert menu features its original Morton’s Legendary Hot Chocolate Cake, New York cheesecake, crème brûlée, soufflés and the Morton’s Legendary Sundae. In addition, each Morton’s steakhouse has a full selection of outstanding spirits, including specialty cocktails and craft beers, as well as an extensive premium wine list that offers over 200 wine selections in all restaurants, and a broader list of approximately 500 wines in selected restaurants. The Morton’s tableside menu presentation is intended to highlight the quality of its products, personalize the dining experience and underscore Morton’s focus on premium service. In addition, all Morton’s steakhouses feature an open display kitchen where the chefs and grills are visible, which we believe increases the energy level of the restaurant and enhances the guests’ experience.

Morton’s caters primarily to high-end, business-oriented clientele. All except for one Morton’s have on-premises, private dining and meeting facilities referred to as “Boardrooms” and almost all Morton’s include high-definition, surround sound, satellite-based technology for business and entertainment purposes. This technology includes state-of-the-art A/V theaters that are seamlessly integrated into the Morton’s dining experience to offer unparalleled access to the largest private, high-definition broadcasting network in North America. During the fiscal year ended January 2, 2011, the average per-person check, including lunch, dinner and Boardroom, was $99.19. Management believes that a vast majority of Morton’s weekday revenues and a substantial portion of its weekend revenues are derived from business people using expense accounts. Sales of alcoholic beverages accounted for approximately 28% of Morton’s revenues during fiscal 2010, 28% during fiscal 2009 and 29% during fiscal 2008. In the Morton’s serving both dinner and lunch during fiscal 2010, dinner service accounted for approximately 84% of revenues and lunch service accounted for approximately 16%. During fiscal 2010, Boardroom revenues were approximately 18% of revenues in those locations offering Boardrooms.

Management believes that its operations and cost control systems, which have been developed and refined over its 32-year history, enable Morton’s to maintain a high degree of control over operating expenses and allow Morton’s to better adjust its cost structure to changes in revenues. Morton’s staff is highly trained, experienced and motivated. Morton’s management believes its centralized sourcing from its primary suppliers of beef and other products gives it significant cost and availability advantages over many independent steakhouses. All Morton’s steakhouses report daily through a point-of-sale and accounting system that allows the Company to monitor its revenues, costs and inventory.

Trevi Restaurant

As of January 2, 2011, the Company owned and operated one Italian restaurant, Trevi, which is located next to the ‘Fountain of the Gods’ at The Forum Shops at Caesars in Las Vegas, NV. Trevi features classic Italian favorites served in a café dining environment. For the fiscal year ended January 2, 2011, the average per-person check for Trevi, including lunch and dinner, was $32.47. During fiscal 2010, dinner service accounted for approximately 71% of revenues and lunch service accounted for approximately 29% of revenues. Sales of alcoholic beverages accounted for approximately 25% of Trevi revenues during fiscal 2010, fiscal 2009 and fiscal 2008. The Company has not signed any leases for new Trevi restaurants and there are no plans to open any in the foreseeable future.

Site Development and Expansion

Morton’s are very similar in terms of style, concept and decor, and are typically located in free-standing locations and in upscale retail, hotel, commercial and office complexes, which the Company refers to as in-line restaurants, in major metropolitan and urban centers and surrounding suburban areas. Management believes that the locations of the Company’s restaurants are critical to its long-term success, and management devotes significant time and resources to analyzing each prospective site. As it has opened new restaurants, the Company has developed and refined specific criteria by which it evaluates each prospective site. Potential sites are generally sought in major metropolitan areas. Management considers factors such as local demographics, average household size and income, traffic patterns, proximity to shopping areas and office buildings, hotels and convention centers, area restaurant competition, accessibility and visibility. The Company’s ability to open new restaurants depends upon, among other things, finding quality locations, reaching acceptable agreements regarding the lease or purchase of locations, raising or having available adequate funds for construction and opening costs, hiring, training and retaining the skilled management and other employees necessary to meet staffing needs in a timely manner, obtaining, for an acceptable cost, required permits and approvals and efficiently managing the amount of time and money used to build and open each new restaurant. For these and other reasons, there can be no assurance that the Company’s expansion plans will be successfully achieved or that new restaurants will meet with consumer acceptance or can be operated profitably.

The Company generally leases its restaurant sites and has sought to reduce its capital investments in new Morton’s steakhouses by obtaining substantial landlord development allowances. These landlord development allowances typically take the form of cash payments to Morton’s or reduced rent. The Company’s restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s gross revenues. The costs of opening a Morton’s steakhouse vary by restaurant depending upon, among other things, the location of the site and construction required. The Company currently targets its initial average cash investment to open new Morton’s steakhouses in leased premises to be approximately $3.0 million per restaurant, which is net of landlord development allowances of approximately $1.0 million. This includes pre-opening costs of approximately $0.6 million, which are expensed under generally accepted accounting principles (“GAAP”). However, the Company may expend greater amounts for particular restaurants.

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

The approximate gross costs per restaurant to the Company for the one Morton’s opened in a leased premise between January 4, 2010 and January 2, 2011 was approximately $4.5 million including costs for leasehold construction, furniture, fixtures, equipment and pre-opening expenses. These costs were offset by a loan from our joint venture partner of approximately $4.3 million.

See “Item 2. Properties” for additional information about the Company’s restaurant properties.

Restaurant Operations and Management

The Company’s Morton’s restaurants and Trevi have a well-developed management infrastructure and are operated and managed as distinct concepts. Regional directors supervise operations for the Company’s restaurants and each is responsible for several restaurants and reports to a regional vice president. Management believes the Company has created a culture of accountability whereby regional vice presidents and regional directors meet at least monthly with senior corporate management to review operations, financial results and address any issues. Senior corporate management sets operations and performance objectives for each restaurant. Incentive plans tied to achievement of specified revenue, profitability and operating targets and related quality objectives have been established for regional vice presidents, regional directors and restaurant managers. Management believes the Company’s restaurant management staff is highly trained, experienced and motivated in part due to a success-based compensation program and benefit plans that the Company believes help reduce employee turnover and enhance operating efficiencies.

The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, safety and sanitation, maintenance of facilities and employee conduct. All new restaurant managers, many of whom have been promoted from the Company’s restaurant personnel, will complete a comprehensive management training program that extends through their first 12 months in a management role. Managers are instructed in areas of food quality and preparation, safety and sanitation, guest service, sales, financial accountability, responsible alcoholic beverage service, as well as fundamental supervisory skills and employee relations. At the end of the 12-month training period, all managers attend “Morton’s University,” which is a one week classroom-based, experiential learning program that develops essential leadership skills. At Morton’s University, managers learn with and among their peers and seasoned executives, building critical thinking skills and honing their leadership ability. The Company holds regular meetings with its restaurant managers, as well as holding regional conferences on an annual basis, to discuss sales opportunities, menu items, ongoing training and development of staff and other aspects of effective business management.

The staff for a typical Morton’s consists of one general manager, up to eight additional managers and approximately 35 to 90 hourly employees. The staff for Trevi consists of one general manager, eleven additional managers and approximately 100 hourly employees. Each new hourly employee participates in a training program during which the employee works under the close supervision of restaurant managers. Management believes its culture and employee morale is strong and strives to instill enthusiasm and dedication in the Company’s employees. Corporate and restaurant management regularly meets with employees in each restaurant to solicit employee suggestions concerning restaurant operations and strives to be responsive to employee concerns and suggestions.

The Company devotes considerable attention to managing food, beverage and operating costs and makes extensive use of information technology to provide pertinent information on daily revenues and inventory requirements, thus reducing the need to carry excessive quantities of food inventories. This cost management system is complemented by the Company’s ability to obtain certain volume-based discounts. In addition, each Morton’s restaurant has similar menu items and common operating methods, allowing for more effective management operating controls.

The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems and specified reporting requirements. All of the Company’s restaurants utilize the same computerized point of sale system, which provides consistent centralized reporting that is available to both restaurant and corporate management. Information captured by the point of sale system flows to the restaurant accounting system, which allows management to review product sales mix, profit margins, labor costs, cost of sales data, inventory levels and cash and credit card receipts on a daily basis. Sales are reported daily and reconciled by the accounting department in the Company’s corporate office before they are posted to the accounting system. The Company’s corporate financial reporting system provides additional comprehensive financial reports. Information such as daily, weekly, monthly and year to date sales comparisons, financial statements and ideal versus actual cost of sales are prepared on a restaurant, regional and consolidated basis. These reports are made available to operations and senior management through the Company’s internal intranet site.

Most of the Company’s Morton’s steakhouses and its Trevi restaurant utilize OpenTable®, a third-party reservation and data management system that allows the Company to recognize and record the preferences of its guests through its shared reservation database. This system enables the Company’s managers to record guest reservations, special requests and any other relevant guest information. Through the OpenTable.com® website or www.mortons.com and www.trevi-italian.com, the Company’s guests can make reservations online 24 hours a day, seven days a week for most worldwide Morton’s locations and Trevi.

Purchasing

The Company’s ability to consistently maintain high quality throughout its restaurants depends in part upon its ability to procure food products and related items from approved sources in accordance with the Company’s strict product specifications. Morton’s has in the past entered into purchasing arrangements, generally lasting for up to one year each, directly with its major beef suppliers. The Company’s procurement strategies are intended to provide the Company with flexibility to benefit from market opportunities should they arise, without sacrificing product quality. These strategies have historically provided the Company with a consistent supply and helped the Company to manage purchase costs.

The Company’s largest single purchase item is beef, which, for its U.S., Canadian and Mexican restaurants, consists of USDA prime aged beef for all of its steaks other than its filet mignon, which is USDA choice. Morton’s domestic beef is shipped from the Company’s suppliers directly to three meat cutting operations in Chicago, where it is aged and portion cut by skilled meat cutters in accordance with the Company’s specifications. The portion controlled meat is packaged and shipped to domestic Morton’s steakhouses by refrigerated common carrier. Management believes this process allows the Company to serve a more consistent product in each Morton’s steakhouse. The Company also makes supply contingency arrangements to cover business fluctuations or additional short-term restaurant needs. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature both USDA prime aged beef, where permitted, and comparable high quality aged beef. Management believes the non-U.S. aged beef closely mirrors the Company’s domestic standards and specifications. The Company uses several global vendors for additional items such as shrimp, seafood and lobster to maintain the high quality and consistency that Morton’s specifications require. Additional products used by Morton’s are locally procured using similar stringent standards and product specifications. The Company’s Trevi restaurant also adheres to strict product specifications and uses national, regional and local suppliers.

Marketing

Management believes that the Company’s commitment to providing quality food, hospitality, service and a high level of value at its price point is an effective approach to attracting and maintaining guests. As a part of this approach, each restaurant with a private boardroom employs a dedicated sales and marketing employee, in addition to several sales and marketing employees at the corporate level. The Company utilizes a variety of local and company-wide marketing and public relations programs intended to maintain and build its guest traffic, maintain and enhance the Morton’s brand image and continually improve and refine its fine-dining steakhouse experience. For example, the Company uses databases to identify its target guests and uses print and electronic direct mailings to increase their awareness of Morton’s fine-dining steakhouse experience and of its local promotional activities. In addition, the Company uses various local public relations and marketing consultants and limited airport and sports arena signage, targeted print advertising, social media and online presence and certain other media. In the past, the Company has placed, and may continue to place, selected advertisements in periodicals such as Sports Illustrated, Chicago Tribune, Palm Springs Life, Phoenix Business Journal, “D” Magazine (Dallas), Seattle Magazine and Palm Beach Society Magazine. The Company’s expenditures for advertising, marketing and promotional expenses, as a percentage of its revenues, were 2.1%, 2.4% and 2.1% during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Morton’s steakhouses also host a number of experiential restaurant special events known as Prime Events® such as wine dinners, opening benefit parties and annual fund raisers. During 2008, Morton’s celebrated its 30th anniversary by partnering with Make-a-Wish Foundation® on a “30 Wishes for 30 Years” national campaign and raised nearly $0.4 million. Morton’s hosted special events and also undertook various local fund raising initiatives at its restaurants to partner with Make-a-Wish Foundation® and grant wishes for children with life-threatening medical conditions. During 2009, the Company introduced a second cookbook titled “Morton’s The Cookbook: 100 Steakhouse Recipes for Every Kitchen.” Klaus Fritsch, the Company’s Vice Chairman and founder, and Tylor Field, the Company’s Vice President of Wine and Spirits, visited 40 cities for a nationwide publicity tour. Morton’s cookbooks are available at many fine bookstores throughout the country, in each of the Morton’s steakhouses and at www.mortons.com. Proceeds for Morton’s cookbook tour and other local fund raising initiatives supported Feeding America, and exceeded $0.1 million. During 2010, the Company hosted a series of events featuring celebrities as servers that included professional athletes and teams which benefitted their personal charities and foundations. Morton’s also partnered with three generations of the legendary Mondavi wine family to raise more than $0.2 million for the Make-A-Wish Foundation® at a nationwide wine dinner hosted at the Charles Krug Winery Carriage House in Napa Valley.

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

Seasonality

The Company’s business is somewhat seasonal in nature, with revenues generally being less in the second and third quarters primarily due to reduced summer volume, and revenues generally being higher in the first and fourth fiscal quarters in part due to increased redemption of gift cards and/or certificates, increased usage of Boardrooms and holiday sales, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”

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

Government Regulation

The Company’s restaurants are subject to licensing and regulation by state, local and foreign health, safety, fire and other authorities, including requirements for the sale of alcoholic beverages and food. The Company maintains the necessary restaurant alcoholic beverage and retail licenses, permits and approvals. The development and construction of restaurants is also subject to compliance with applicable zoning, land use and environmental regulations. Federal, state and foreign labor laws govern the Company’s relationship with its employees and affect operating costs. These laws include health care reform legislation, minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. The Company is also subject to the Patient Protection and Affordable Care Act, Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal, state and foreign laws governing such matters as minimum wages, overtime, tips, tip credits and other working conditions.

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

There is pending and new legislation by the federal government, certain states and other municipalities relating to nutritional content, nutritional labeling and menu labeling regulations. These laws and regulations have and will continue to require certain of the Company’s restaurant locations to include specified nutritional information on its menu and other materials presented to guests or to otherwise post such information in the Company’s restaurants. The requirements to post nutritional information on the Company’s menus or in the Company’s restaurants could reduce demand for its menu offerings, reduce guest traffic and/or reduce average revenue per guest, which would have an adverse effect on the Company’s revenue. In addition, the Company may incur expenses as a result of its compliance with such legislation including costs relating to menu printing. Compliance may also increase our exposure to litigation or governmental investigations or proceedings relating to the accuracy of the nutritional content information provided. For additional information, see “Item 1A. Risk Factors.”

Employees

As of January 2, 2011, the Company had 4,154 employees, of whom 3,610 were hourly restaurant employees, 439 were salaried restaurant employees engaged in various supervisory capacities and 105 were corporate and office personnel. Many of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. With the exception of employees at the Company’s Morton’s steakhouse in Mexico, which opened in March 2009, none of the Company’s employees are covered by a collective bargaining agreement. The Company believes that it generally has good relations with its employees.

Financial Information about Geographic Areas

For information regarding the risks associated with foreign operations, see “Government Regulation,” “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Also, see Note 15 in Part IV, Item 8 of this report.

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

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2010 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

Forward-Looking Statements

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “estimates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, (i) a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs or budget reductions, negative consumer sentiment, access to consumer credit, commodity and other prices, events or occurrences affecting the securities and/or financial markets, occurrences affecting the Company’s common stock, housing values, changes in federal, state, foreign and/or local tax levels or other factors, (ii) risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in food and other raw materials costs, increases in energy costs, demographic trends, traffic patterns, weather conditions, employee availability, benefits and cost increases, perceived product safety issues, supply interruptions, litigation judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters, (iii) public health issues, including, without limitation risks relating to the spread of pandemic diseases and (iv) other risks detailed in “Item 1A. Risk Factors” herein and in the Company’s other reports filed from time to time with the SEC. In addition, the Company’s ability to open new restaurants is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s Senior Credit Facility (as defined in Item 7) and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Item 1A.	Risk Factors

Any of the risks described below, as well as any of the other risks described in this Form 10-K, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic events have adversely impacted our business and results of operations and may continue to do so.

The restaurant industry is affected by macro economic factors, including changes in international, national, regional, and local economic conditions, employment levels and consumer spending patterns. The disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy have negatively affected guest traffic and results of operations throughout large segments of our industry, including our segment and our Morton’s and Trevi restaurants, and are expected to continue to do so until economic conditions improve. Furthermore, the fine dining segment of the restaurant industry derives a significant portion of their revenues from business customers dining on an expense account, leisure travelers, among other customer categories. Historically, revenues from these customer and product segments have been adversely affected by unfavorable general economic conditions, and this has thus far been the case in the current economic downturn. Accordingly, economic events have adversely affected our results of operations. Continued weakness in or a further worsening of the economy, generally and in a number of our markets, could be harmful to our financial position and results of operations and could result in further non-cash impairment or other charges, cause us to reduce the number and frequency of new restaurant openings, slow our re-modeling of existing locations and/or adversely affect our ability to comply with the covenants under our Senior Credit Facility (as defined in Item 7).

Many parts of the world including the United States are currently in, or recovering from, a recession and we believe that these weak general economic conditions could continue through 2011 and possibly beyond. The ongoing impacts of the housing crisis, high unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

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

The recent industry downturn negatively impacted our business with significant revenue declines in recent years.

In fiscal 2010, we reported net income from continuing operations, net of taxes of $4.6 million; however, we reported a loss from continuing operations, net of taxes of $77.5 million and $61.8 million in fiscal 2009 and fiscal 2008, respectively. During fiscal year 2009 and fiscal 2008, we experienced significant revenue declines as a result of the global economic recession that occurred during this period. Our comparable restaurant revenues decreased when compared to the prior year by 19.5% and 4.9% for fiscal 2009 and fiscal 2008, respectively. On December 9, 2010, we entered into an agreement with Goldman Sachs Bank USA (“Goldman Sachs”) as lead arranger for a new five-year $70.0 million credit facility and concurrently repaid the borrowings under the Prior Credit Facility (as defined in Item 7), which was scheduled to mature in fiscal 2011. We have $55.6 million and $56.8 million outstanding under our Senior Credit Facility as of January 2, 2011 and February 25, 2011, respectively. The new Credit Agreement (as defined in Item 7) imposes various financial covenants, increased interest rates compared to our Prior Credit Facility and scheduled installment payments, among other requirements (see Note 6 to our consolidated financial statements). Based on our current projections, we anticipate that we will be in compliance with the financial covenants under the new credit facility throughout fiscal 2011. However, if the weak economic environment deteriorates, or is prolonged, resulting in revenue decreases, and our actions to respond to these conditions are not sufficient, we could fail to comply with one or more of the financial covenants.

Changing discretionary spending patterns and general economic conditions could reduce our guest traffic and/or average revenue per guest, which would have an adverse effect on our revenues.

Purchases at our restaurants are discretionary for our guests and, therefore, we are susceptible to economic slowdowns. In particular, our Morton’s steakhouses cater primarily to business clientele and local fine-dining guests. We believe that the vast majority of our weekday revenues and a substantial portion of our weekend revenues from these restaurants are derived from business people using expense accounts. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in expense account or other dining by our business clientele. We also believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during periods in which favorable economic conditions prevail. Changes in spending habits as a result of the weak economic environment and reduction in consumer confidence have reduced our guest traffic, which adversely affected our revenues.

The future performance of the U.S. economy and global economies are uncertain and are directly affected by numerous global and national factors, in addition to other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, international, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

Our average restaurant revenues and our comparable revenues have decreased in prior recent years and caused our results of operations to fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our average restaurant revenues and comparable revenues, including, among other factors:

•	our ability to execute our business strategy effectively;

•	competition;

•	consumer trends;

•	corporate spending related to business travel;

•	introduction of new menu items; and

•	general international, national, regional and local economic conditions.

Although our average restaurant revenues and comparable revenues increased in fiscal 2010, our average restaurant revenues and comparable revenues decreased significantly in fiscal 2009 and fiscal 2008 and may not return to rates achieved previously. Changes in our average restaurant revenues and comparable revenues could cause our results of operations and the price of our common stock to fluctuate substantially.

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

A substantial portion of our historical growth has been due to opening new restaurants. The following table sets forth the contribution of revenues attributable to new openings and our overall growth (decline) of revenues.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Growth attributable to new openings	1.1%	4.0%	5.7%
Total revenue growth (decline)	5.3%	(14.7)%	1.1%

Our ability to open new restaurants is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	comply with capital expenditure restrictions set forth in the Senior Credit Facility;

•	comply with applicable zoning, land use and environmental regulations;

•	raise, borrow or have available an adequate amount of money for construction and opening costs;

•	hire, train and retain the skilled management and other employees necessary to meet staffing needs in a timely manner;

•	obtain, for an acceptable cost, required permits and approvals;

•	successfully promote our new restaurants and compete in the markets in which our new restaurants are located;

•	efficiently manage the amount of time and money used to build and open each new restaurant;

•	address general economic conditions and conditions specific to the restaurant industry; and

•	open additional restaurants within anticipated time periods and budgets.

We are reviewing additional sites for potential future Morton’s steakhouses. Typically, there has been a “ramp-up” period of one to two years before we expect a new Morton’s steakhouse to achieve our targeted level of performance. This “ramp-up” period, however, could be longer if weak economic conditions persist. The delay in achieving our targeted level of performance is due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants such as lack of market familiarity and acceptance when we enter new markets and unavailability of experienced staff.

We may not be able to attract enough guests to new restaurants because potential guests may be unfamiliar with the atmosphere or the menus of our restaurants might not appeal to them. As a result, the operating results generated at new restaurants may not equal the operating results generated at any of our existing restaurants. The restaurants may even operate at a loss, which could have a significant adverse effect on our overall operating results. In addition, opening a new restaurant in an existing market could reduce the revenue of our existing restaurants in that market.

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

Additionally, our Senior Credit Facility imposes various financial covenants (see Note 6 to our consolidated financial statements), which could adversely impact our ability to open new restaurants.

Our restaurants may not be able to compete successfully with other restaurants and, as a result, we may not achieve our projected revenue and profitability targets.

If our restaurants are unable to compete successfully with other restaurants in new and/or existing markets, we may not achieve our projected or historical revenue and profitability targets. Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. We compete with national and regional restaurant chains and independently owned restaurants for guests, restaurant locations and qualified management and other restaurant staff. Compared to our business, some of our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the markets where our restaurants are located or are planned to be located. Our inability to compete successfully with other restaurants may force us to close one or more of our restaurants. During fiscal 2009 and fiscal 2008, the Company closed several of its Morton’s steakhouses and Bertolini’s restaurants and sold one Bertolini’s restaurant. Closing a restaurant would reduce our revenues, and could subject us to construction and other costs including but not limited to severance, legal and the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for remaining future lease obligations or for obligations under lease guaranties. Closing a restaurant could also adversely affect our reputation, brand or competitive position.

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

Our results of operations and liquidity may be adversely affected by legal or governmental proceedings brought by or on behalf of our employees or guests. In recent years, a number of restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted against us from time to time alleging violations of various federal and state wage and hour laws regarding employee meal deductions, the sharing of tips amongst certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. We may incur substantial damages and expenses resulting from lawsuits, which would increase the cost of operating our business and decrease the cash available for other uses, and may require us to make additional borrowings under our Senior Credit Facility. For example, during fiscal 2010, fiscal 2009 and fiscal 2008, we recorded charges of $0.5 million, $9.9 million and $3.7 million, respectively, relating to the settlement of certain wage and hour and similar labor claims filed against us. See “Item 3. Legal Proceedings.”

Litigation concerning food quality, health and other issues could impact our results of operations or require us to incur additional liabilities or cause guests to avoid our restaurants.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws regarding workplace and employment, discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. The restaurant industry has also been subject to claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims would materially adversely affect our financial condition, results of operations and liquidity. Adverse publicity resulting from these claims may negatively impact sales at one or more of our restaurants.

Restaurants outside the United States expose us to uncertain conditions and other risks in international markets.

We own and operate Morton’s steakhouses in Hong Kong, Macau, Singapore, Toronto and operate through a joint venture structure in Mexico City and Shanghai. We face and will continue to face substantial risks associated with having foreign restaurants, including, without limitation, economic or political instability, restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes or withholding obligations on any repatriation, and the imposition of trade restrictions. These risks could have a significant impact on our international restaurants. Also, our restaurants outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, and potentially adverse tax consequences. We are also exposed to foreign currency exchange rate risk with respect to our revenues, expenses, profits, assets and liabilities denominated in currencies other than the U.S. dollar. We have not used instruments to hedge certain foreign currency risks and are not protected against foreign currency fluctuations. As a result, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

Taxing authorities may select to audit our international, federal, state and/or local tax returns from time to time, which may result in tax assessments and penalties that could have an adverse affect on our results of operations and financial condition.

We are subject to federal, state and local taxes in the U.S. as well as taxation by the taxing authorities in countries where we have international operations. Although we believe that our tax reporting is accurate, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

Increases in the prices of, and/or reductions in the availability of, USDA prime aged beef and other food products could reduce our operating margins and our revenues.

We purchase large quantities of beef, particularly USDA prime aged beef, which is subject to extreme price fluctuations due to seasonal shifts, climate conditions, industry demand and other factors. Our beef costs represented approximately 43%, 43% and 46% of our Morton’s food and beverage costs during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The market for USDA prime aged beef is particularly volatile. For example, we are expecting to pay significantly higher prices for the USDA prime aged beef in fiscal 2011 due to the impact of numerous factors, including the increased cost of grain, diminished cattle supply and increasing consumer demand, among others. For fiscal 2011, the industry expects and the Company anticipates that prices for food and commodities will continue to increase. Because Morton’s steakhouses feature USDA prime aged beef, we generally would expect to purchase USDA prime aged beef even if the price increased significantly. If prices for the types of beef we use in our restaurants increase in the future and we choose not to pass, or cannot pass, these increases on to our guests, our operating margins would decrease, perhaps materially. If certain kinds of beef become unavailable for us to purchase, our revenues could decrease as well.

We may experience higher operating costs, including increases in supply prices and employee salaries, wages and benefits, which will adversely affect our operating results if we cannot increase menu prices to cover them.

If we increase the compensation or benefits to our employees or pay higher prices for food items or other supplies, we will have an increase in our operating costs. If we are unable or unwilling to increase our menu prices or take other actions to offset increased operating costs, our operating results will suffer. Many factors affect the prices that we pay for the various food and other items that we use to operate our restaurants, including seasonal fluctuations, longer term cycles and other fluctuations in livestock markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include local unemployment rates and changes in minimum wage and employee benefits laws, including mandated health benefits. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses.

The national health care reform legislation enacted on March 23, 2010, among other things, includes guaranteed coverage requirements and imposes new taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years and various departments have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation. Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the health reform legislation on our business over the coming years. Possible adverse effects of the health reform legislation include increased costs and our financial position and cash flows could be materially adversely affected.

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

Some of our restaurants are located in regions that may be susceptible to severe weather conditions. As a result, adverse weather conditions in any of these areas could damage these restaurants, result in fewer guest visits to these restaurants and otherwise have a material adverse impact on our business. For example, our business was adversely impacted in the fourth quarter of fiscal 2010 due to severe winter weather in the northeast region. Therefore, you should not rely on our past results of operations as being indicative of the future.

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

The costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our menu prices or by other means, this could have a material adverse effect on our business and results of operations. As an example, because we have a significant number of restaurants located in various states, including eleven in California, nine in Florida and six in Illinois as of February 25, 2011, regulatory changes in these states could have a disproportionate impact on our business. See “Item 1. Business—Government Regulation” for a discussion of certain regulations affecting our business.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings in our restaurants could negatively impact our results of operations.

The national health care reform legislation enacted on March 23, 2010, contains provisions that require restaurants with 20 or more locations to post calorie information on menus and additional nutritional information in writing at the restaurant. The FDA is currently drafting specific regulations which it must implement within one year from the date of passage of the federal legislation. Additionally, there are pending and new legislations being proposed by certain states and municipalities relating to nutritional content, nutritional labeling and menu labeling regulations. These laws and regulations have required and will continue to require certain of our restaurant locations to include specified nutritional information on our menu and other materials presented to guests or to otherwise post such information in the restaurants.

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

Most of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 10 to 15 years with renewal options for terms ranging from five to 15 years. We believe that leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close restaurants, we may be obligated to continue making rental payments with respect to leases for closed restaurants, which could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our restaurant leases, we may close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing a restaurant, even during the time of relocation, will reduce the sales that the restaurant would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant.

Minimum fixed rental expenses account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Minimum rent expense incurred under our operating leases account for a significant portion of our operating expenses. The table below sets forth our total minimum rental expense from continuing operations, including contingent rental expense based on sales at some of our restaurants, under operating leases (dollars in millions):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Minimum rent expense, including contingent rent	$26.1	$22.5	$24.9
As a percentage of revenues	8.8%	8.0%	7.6%

In addition, as of January 2, 2011, we were a party to operating leases requiring future minimum lease payments aggregating approximately $142.2 million through fiscal 2015 and approximately $141.4 million thereafter. We expect that new restaurants we open will typically be leased by us under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, or we are not able to re-negotiate existing leases to reduce rent and increase cash flows from operating activities and sufficient funds are not otherwise available to us from borrowings under our credit facility or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse affect on us. In certain circumstances we have sought to renegotiate the terms of our leases. Our actions could result in the landlords claiming a default by us, terminating our leases and enforcing their rights as landlord under the terms of our leases. Any of these actions could result in litigation, delays and additional costs, which could have a material adverse impact on our business.

Our level of indebtedness may adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

Our Senior Credit Facility, and other debt instruments we may enter into in the future, may have important consequences to the Company, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•

we may use a substantial portion of our cash flows from operations to pay interest and required principal payments on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our level of indebtedness could place us at a competitive disadvantage compared to our competitors who may have proportionately less debt;

•	our flexibility in planning for or reacting to changes in our business and the industry in which we operate may be limited; and

•	our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts due under our Senior Credit Facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control.

Any cash we would use to repurchase our common stock, as discussed in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” will not be available for other purposes, including repayment of debt. Similarly, any cash we would use to repurchase our preferred stock, as discussed in Note 8 of “Item 8. Financial Statements and Supplementary Data,” will not be available for other purposes, including repayment of debt. Utilizing borrowed funds in order to implement a stock repurchase program may result in important consequences to us similar to those mentioned in regard to our Senior Credit Facility, including liquidity risk that could impair our ability to fund operations, obtain debt in the future and affect our financial condition.

The terms of our Senior Credit Facility impose significant operating and financial restrictions on us that may impair our ability to respond to changing business and economic conditions.

On December 9, 2010, we entered into a Credit Agreement, which replaced our $70.0 million Prior Credit Facility that was scheduled to mature in fiscal 2011. Our indirect wholly-owned subsidiary, Morton’s of Chicago, Inc. (“Morton’s of Chicago”), is the borrower under the Credit Agreement. Our Senior Credit Facility matures on December 8, 2015. We and most of our other domestic subsidiaries are guarantors of the facility. The Credit Agreement is secured by substantially all of our present and future domestic subsidiaries’ assets and contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

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

The Credit Agreement limits our ability to engage in these types of transactions, even if we believe that a specific transaction would contribute to our future growth or improve our operating results. The Credit Agreement requires us to achieve specified financial and operating results, maintain compliance with specified financial ratios and remit required payments related to scheduled installments and excess cash flows, if such funds are available. In addition, we are required to prepay all borrowings upon the occurrence of certain change of control events relating to us. Our ability to comply with these provisions may be affected by events outside of our control. A breach of any of these provisions or our inability to comply with required financial ratios in our Senior Credit Facility could result in a default under the credit facility. If that were to occur, the lenders have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders have the right to proceed against the collateral granted to secure the indebtedness including against our cash pursuant to customary deposit account control agreements. If we breach these covenants or fail to comply with the terms of our Senior Credit Facility, or a change of control event occurs, lenders may declare all borrowings to be immediately due and payable, and may sell the assets pledged as collateral in order to repay those borrowings, which would have a material adverse effect on our cash flow and, to the extent that our assets are sold to repay borrowings, our restaurant business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Credit Facility” for further information regarding our Senior Credit Facility.

In addition, we are exposed to market risk related to changes in interest rates because our Senior Credit Facility carries a floating rate of interest. Accordingly, our results of operations may be adversely affected by changes in interest rates. Assuming a 10% increase in the interest rate on our Senior Credit Facility, if the entire amount available under the facility were drawn, interest expense would increase by approximately $0.5 million over the course of 12 months.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our anticipated expansion schedule and meet the needs of our existing restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some areas. Any future inability to recruit and retain qualified individuals may delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such delays, any material increases in employee turnover rates in existing restaurants or any widespread employee dissatisfaction could have a material adverse effect on our business and results of operations. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and have a material adverse effect on our results of operations.

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

Reporting obligations as a public company have placed and are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify as to the effectiveness of our internal controls. If our management is unable to certify the effectiveness of our internal controls or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act or NYSE rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. In connection with the preparation of our Annual Report on Form 10-K for fiscal 2010, an evaluation of the effectiveness of internal controls and procedures over financial reporting (as defined under the SEC rules) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. The evaluation was carried out using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 2, 2011, the Company’s internal controls and procedures over financial reporting were effective based on those criteria. No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended January 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, there can be no assurance that we will not discover any material weaknesses or deficiencies in our internal controls, including our internal controls over financial reporting and our disclosure controls and procedures, which could subject us to regulatory scrutiny and a loss of public confidence and could have a material adverse effect on our business and our stock price.

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

Another spread of H1N1 or Similar Influenza May Adversely Affect Our Business

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

Our stock price can be extremely volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock, of which 16,929,380 shares of common stock are issued and outstanding as of February 25, 2011. We have filed a registration statement on Form S-1 with the SEC to register additional shares of our common stock as well as register shares for resale that had been previously issued. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company’s restaurants are generally located in spaces leased by its subsidiaries. The Company’s remaining restaurant lease terms range from one to 31 years. The Company’s leases typically provide for renewal options for terms ranging from five years to 15 years. Restaurant leases provide for a minimum annual rent and certain leases also provide for contingent rent to be determined as a percentage of the applicable restaurant’s annual gross revenues. Generally, leases are “net leases” that require the Company’s subsidiary that is a party to the lease to pay its pro rata share of taxes, insurance and maintenance costs. Typically, one of the Company’s subsidiaries is a party to the lease, and performance is guaranteed by the Company or another one of its subsidiaries for a portion of the lease term. See Note 10 to the Company’s consolidated financial statements. Many of the Company’s current leases are non-cancelable. If the Company closes a restaurant, it generally remains committed to perform its obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. The Company’s obligation to continue making rental payments in respect of leases for closed restaurants could have a material adverse effect on the Company’s business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, the Company may be unable to renew the lease without substantial additional cost, if at all. As of February 25, 2011, the Company operated five restaurants on properties which it owned and operated 73 restaurants on leased properties.

The Company leases its executive offices in approximately 23,300 square feet in Chicago, Illinois. Management believes that the Company’s current office and operating space is suitable and adequate for its intended purposes.

Restaurant Locations

The Company owned and operated 77 Morton’s and one Trevi restaurant as of February 25, 2011. The following table provides information with respect to those restaurants:

Morton’s The Steakhouse Restaurants	Date Opened
Arizona
Phoenix	March 1996
Scottsdale	January 1999
California
Anaheim	December 2006
Beverly Hills	October 1992
Burbank (1)	November 2002
Los Angeles (Downtown)	November 2001
Palm Desert	January 1994
Sacramento (2)	May 1993
San Diego	April 1997
San Francisco	November 1994
San Jose	February 2007
Santa Ana/Costa Mesa	November 2001
Woodland Hills (1)	December 2007
Colorado
Denver (Downtown)	March 1995
Denver (Tech Center)	March 2000
Connecticut
Hartford	September 2000
Stamford	February 1998

Morton’s The Steakhouse Restaurants	Date Opened
Florida
Boca Raton	August 1999
Coral Gables	June 2008
Jacksonville	June 2000
Fort Lauderdale	December 2008
Miami (Downtown)	December 1997
Miami Beach	October 2009
North Miami Beach	July 1998
Orlando	March 1996
Palm Beach	November 1991
Georgia
Atlanta (Buckhead)	March 1994
Atlanta (Downtown)	November 1995
Hawaii
Honolulu	November 2001
Illinois
Chicago (State Street) (3)	December 1978
Chicago (Wacker Place)	February 2005
Naperville	March 2008
Northbrook	September 2006
Rosemont	June 1989
Schaumburg	December 1999
Indiana
Indianapolis	November 1999
Kentucky
Louisville	June 2001
Louisiana
New Orleans	December 2000
Maryland
Baltimore	August 1997
Bethesda	February 2005
Massachusetts
Boston Backbay	December 1987
Boston Seaport	November 2007
Michigan
Detroit (Troy)	March 2006
Missouri
St. Louis (Clayton)	December 1993
Nevada
Las Vegas	May 2000
New Jersey
Atlantic City	August 2005
Hackensack	September 2002
New York
Brooklyn	November 2008
Great Neck (Long Island)	October 2000
New York (Midtown Manhattan)	October 1993
White Plains	July 2004
North Carolina
Charlotte (Downtown)	July 1994

Morton’s The Steakhouse Restaurants	Date Opened
Ohio
Cincinnati (4)	August 1991
Cleveland	September 1990
Oregon
Portland	December 1998
Pennsylvania
King of Prussia	April 2002
Philadelphia	July 1999
Pittsburgh	August 1993
Puerto Rico
San Juan	October 2000
Tennessee
Nashville	January 1999
Texas
Dallas (Uptown) (7)	May 1987
Houston (Galleria)	January 1996
Houston (Downtown)	November 2006
San Antonio	September 1991
Virginia
Arlington	October 2002
Reston	July 2001
Richmond	February 2003
Tysons Corner	November 1990
Washington
Seattle	December 1999
Washington D.C.
Washington (Connecticut Ave.)	January 1997
Washington (Georgetown)	November 1982
Canada
Toronto	September 1998
China
Hong Kong (Kowloon)	December 1999
Macau	August 2007
Shanghai (5)	October 2010
Mexico
Mexico City (5)	March 2009
Singapore
Singapore	May 1998

Trevi Restaurant
Las Vegas, NV (6)	May 1992

(1)	Operates under the name “Arnie Morton’s The Steakhouse.”
(2)	Morton’s which was originally opened in May 1993 was closed and a new Morton’s was opened in November 2008.
(3)	Does not have Morton’s private dining Boardroom facilities.
(4)	Morton’s which was originally opened in August 1991 was closed and a new Morton’s was opened in August 2007.
(5)	Operated by Morton’s; however, owned through a joint venture structure.
(6)	Bertolini’s which was originally opened in May 1992 was reopened as a new restaurant, Trevi, which was built at this location and opened February 2, 2007.
(7)	Morton’s which was originally opened in May 1987 was closed and a new Morton’s was opened in February 2011.

Item 3.	Legal Proceedings

See Note 14 “Legal Matters and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for a summary of legal proceedings.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 25, 2011, there were 16,929,380 shares of the Company’s common stock outstanding held by approximately 359 holders of record.

The following table sets forth, for the periods indicated, the highest and lowest sales prices for the Company’s common stock, as reported by the NYSE.

	Fiscal 2010		Fiscal 2009
Common Stock	High	Low	High	Low
First Quarter	$6.37	$2.93	$3.42	$1.42
Second Quarter	$8.09	$4.84	$4.92	$2.31
Third Quarter	$5.61	$4.13	$4.97	$2.67
Fourth Quarter	$6.98	$4.79	$4.15	$2.55

The Company has not paid cash dividends on its common stock since the time of the IPO, in which MRG and certain selling stockholders sold 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share, and it is the Company’s present intention not to pay cash dividends on its common stock for the foreseeable future. Although its board of directors may, at its discretion, modify or repeal the Company’s dividend policy, future dividends, if any, with respect to shares of common stock will depend on, among other things, the Company’s results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that its board of directors may deem relevant. Accordingly, there can be no assurance that the Company will pay dividends in the future. Additionally, holders of our preferred stock are not entitled to dividends.

The information under the principal heading “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2011, to be filed with the SEC (the “Company’s 2011 Proxy Statement”), is incorporated herein by reference.

During the three and twelve month periods ended January 2, 2011, the Company did not purchase shares of its common stock.

Item 6.	Selected Financial Data

The following table contains selected consolidated historical financial data for fiscal 2010, fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006, which has been derived from audited consolidated historical financial statements. Audited consolidated statement of operations data for fiscal 2010, fiscal 2009 and fiscal 2008 and audited consolidated balance sheet data at the end of fiscal 2010 and fiscal 2009 are included in “Item 8. Financial Statements and Supplementary Data.” The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and the notes thereto.

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

We use a 52/53 week fiscal year that ends on the Sunday closest to January 1. In this Form 10-K, we sometimes refer to the fiscal years ended January 2, 2011, January 3, 2010, January 4, 2009, December 30, 2007 and December 31, 2006 as fiscal 2010, fiscal 2009, fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Approximately every six or seven years a 53rd week is added to our fiscal year. Fiscal 2008 consisted of 53 weeks, while fiscal 2010, fiscal 2009, fiscal 2007 and fiscal 2006 each consisted of 52 weeks. As a result, some of the differences in the results of operations between those fiscal years are attributable to the different lengths of the fiscal years.

During fiscal 2009 and fiscal 2008, the Company closed several of its Morton’s steakhouses and Bertolini’s restaurants, in addition to selling one Bertolini’s restaurant. The Company has determined that all closed restaurants should be accounted for as discontinued operations due to the fact that the Company does not expect any further direct or indirect cash inflows from these restaurants. Accordingly, the results of operations for closed restaurants have been reclassified to discontinued operations in the statements of operations for all periods presented.

	Fiscal Year
	2010		2009		2008		2007		2006
	(52 weeks)		(52 weeks)		(53 weeks)		(52 weeks)		(52 weeks)
	(dollars in millions, except per share data)
Statement of Operations Data
Revenues	$296.1		$281.1		$329.4		$325.8		$293.6
Income (loss) before income taxes from continuing operations	5.2	(1)	(41.4	)(2)	(70.6	)(3)	14.9		(19.8	)(5)
Income (loss) from continuing operations, net of taxes	4.1	(1)	(77.5	)(2)	(61.8	)(3)	13.8	(4)	(14.4	)(5)
Net income (loss) per share from continuing operations*:
Basic	0.29		(4.87)		(3.84)		0.81		(0.89)
Diluted	0.27		(4.87)		(3.84)		0.81		(0.89)
Balance Sheet Data (at fiscal year end)
Current assets	$24.2		$22.1		$33.2		$38.8		$44.0
Property and equipment, net	91.5		92.4		111.2		114.7		90.9
Total assets	201.8		198.9		245.6		310.1		291.2
Current liabilities	53.0		54.4		59.7		64.5		58.5
Senior credit facility, less current maturities	51.9		60.0		60.8		44.3		43.8
Mortgage loan, less current maturities	2.7		2.9		3.1		3.2		3.3
Joint venture loans payable	7.4		2.9		2.8		—		—
Non-recourse loan	1.6		1.6		—		—		—
Total equity	13.1		5.3		83.1		158.4		143.8

*	In February 2006, the Company and certain selling stockholders completed an IPO of 6,000,000 and 3,465,000 shares of common stock, respectively, at $17.00 per share. On March 10, 2006, Wachovia Capital Markets, LLC, as representative of the several underwriters of the Company’s IPO, exercised the underwriters’ over-allotment option to purchase, at $17.00 per share, 801,950 additional shares of common stock. In connection with the IPO, the Company effected a 10,098.5 for one stock split on February 6, 2006. Net income (loss) per share is based on shares of the Company’s common stock and gives effect to the 10,098.5 for one stock split that was effected on February 6, 2006 in connection with the IPO as if the split had occurred as of the first day of fiscal 2006.
(1)	Includes a charge of $0.5 million after-tax relating to a final mark-to-market adjustment related to the fair value of the Company’s convertible preferred stock that was issued in February 2010 as part of the fiscal 2009 settlement of certain wage and hour claims that was approved by the court in January 2010, and a charge of $0.1 million related to the write-off of the deferred financing costs associated with our Prior Credit Facility as a result of the repayment and subsequent termination of our Prior Credit Facility.

(2)	Includes a charge of $9.9 million pre-tax, or $6.2 million after-tax, relating to the settlement of certain wage and hour and other similar labor claims; non-cash impairment charges of $30.0 million pre-tax, or $18.3 million after-tax, associated with the impairment of an intangible asset and certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants); a charge of $0.2 million pre-tax, or $0.1 million after-tax for the partial write-off of deferred financing costs related to the amendment of our Prior Credit Facility that was executed on March 4, 2009; a charge of $52.9 million related to the establishment of a full valuation allowance against U.S. deferred tax assets; and a charge of $1.3 million pre-tax, or $0.8 million after-tax, relating to the resignation of the Company’s former President and Chief Executive Officer.
(3)	Includes non-cash impairment charges of $74.5 million pre-tax, or $65.7 million after-tax, associated with the impairment of goodwill, an intangible asset and certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). Also includes a charge of $0.7 million pre-tax, or $0.5 million after-tax, relating to the closing of our New York office.
(4)	Includes a $3.0 million tax benefit associated with amending the Company’s 2004 and 2005 federal tax returns to elect to treat certain employee-portion FICA tax payments as income tax credits rather than as current income tax deductions as the Company had elected at the time of filing the returns.
(5)	Includes a pre-tax charge of $28.0 million relating to costs associated with the repayment of certain debt, including the 7.5% senior secured notes and MHCI’s 14.0% senior secured notes, a pre-tax charge of $8.4 million associated with the termination of MHLLC’s management agreement with Castle Harlan, Inc. in conjunction with the IPO, a pre-tax charge of $0.5 million which represents a one-time charge relating to the vesting of MHLLC executive common units previously granted to certain employees prior to the IPO and a pre-tax gain of $0.6 million relating to proceeds from business interruption insurance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. We sometimes refer to the fiscal years ended January 2, 2011, January 3, 2010 and January 4, 2009 as fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Fiscal 2008 consisted of 53 weeks. Fiscal 2010 and fiscal 2009 each consisted of 52 weeks.

Company Background

As of February 25, 2011, with 77 Morton’s steakhouses, we were the world’s largest owner and operator of company-owned upscale steakhouse restaurants. This conclusion is based on the number of restaurants owned and operated by us as compared to our known competitors. In 1978, we opened the original Morton’s in downtown Chicago, and since then have expanded to 77 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 26 states and San Juan, Puerto Rico, along with one restaurant in Canada, three in China, one in Mexico and one in Singapore. We own and operate all of our restaurants and we do not have any franchisees. During fiscal 2010, we opened and began operating a restaurant in Shanghai, China (through a joint venture structure) and during fiscal 2009 we opened and began operating restaurants in Mexico City, Mexico (through a joint venture structure) and Miami Beach, FL. We also own and operate one Italian restaurant, Trevi, which opened on February 2, 2007. Trevi features café dining with elaborate street lamps surrounding a fountain and a walk-up gelato/espresso bar. The menu features classic Italian favorites and a selection of new dishes.

Our Morton’s steakhouses offer premium quality steak, featuring USDA prime aged beef in the United States, fresh fish, lobster and chicken, complemented by a full selection of outstanding spirits, including specialty cocktails and craft beers, as well as an extensive premium wine list that offers over 200 selections in all restaurants and a broader list of approximately 500 wines in selected restaurants. Due to restrictions imposed on the import of U.S. beef, Morton’s steakhouses in Asia feature USDA prime aged beef, where permitted, and comparable high quality aged beef. Management believes the high quality non-U.S. aged beef closely mirrors domestic standards and specifications. Our menu, and its tableside presentation by our servers, is designed to highlight our focus on quality while presenting sufficient menu options to appeal to a wide range of taste preferences.

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

Goodwill and Intangible Asset

We account for our goodwill and intangible asset in accordance with ASC Topic 805, “Business Combinations,” and ASC Topic 350, “Intangibles – Goodwill and Other.” In accordance with ASC Topic 805, goodwill and an intangible asset of $92.0 million representing Morton’s trade name were recognized in connection with our acquisition by CHP III that occurred on July 25, 2002. In accordance with ASC Topic 350, goodwill and the trade name, which has an indefinite useful life, are not being amortized. However, both goodwill and the trade name intangible asset are subject to impairment testing annually, or more frequently if indicators of impairment are present.

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

The evaluation of the carrying amount of our intangible asset with an indefinite life is made by comparing the carrying amount of this asset to its estimated fair value. The estimated fair value is determined using the relief from royalty methodology. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite life, then an impairment charge is recorded to reduce the asset to its estimated fair value.

There are inherent uncertainties and management judgment required in an analysis related to our goodwill and tradename. The assumptions used in the estimate of fair value of those intangible assets are generally based on the past performance of each reporting unit and the Company as a whole, and also reflect the projections and assumptions that are inherent in our current operating plans. These assumptions, particularly in the current economic environment, are subject to change as a result of changing economic and competitive conditions.

During fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets, including goodwill, its other intangible asset and other long-lived assets such as property, equipment and smallwares, was required. The indicators that triggered the impairment test included the Company’s continued low market capitalization relative to the book value of its equity, as well as other current market conditions. After performing the test for impairment, we determined that the goodwill and the intangible asset were impaired. As a result, we recorded in continuing operations estimated non-cash impairment charges in the amounts of $49.7 million and $6.0 million related to goodwill and the intangible asset, respectively, during fiscal 2008.

During fiscal 2009, we performed our annual test for impairment of goodwill and our intangible assets. After performing the annual test for impairment, we determined that the intangible asset was impaired. As a result, we recorded in continuing operations a non-cash impairment charge of $13.0 million during the fourth quarter of fiscal 2009; however, our annual impairment analysis related to goodwill did not indicate any impairment due to the fact that our remaining goodwill is associated with certain of our most well established and strongest performing restaurants. During fiscal 2010, our annual impairment analysis related to the intangible asset and goodwill did not indicate any impairment.

Due to the continuing uncertain economic environment within the restaurant industry, the Company will continue to monitor circumstances and events in future periods to determine whether intangible asset impairment testing is warranted more frequently than the required annual test. The Company provides no assurance that material impairment charges of its intangible assets will not occur in future periods.

Property and Equipment

We assess recoverability of property and equipment in accordance with ASC Topic 360, “Property, Plant, and Equipment.” We review our property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we assess the recoverability of our restaurant assets by estimating the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Our assessments of future cash flows to be derived from the use and eventual disposition of an asset represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Furthermore, our accounting estimates may change from period to period as conditions impacting our business change, and this could materially impact our results in future periods. Factors that we must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, marketing spending, exchange rates and capital spending.

For fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s assets, including long-lived assets, such as property, plant and equipment and smallwares, was required. The indicators that triggered the impairment test included the Company’s continued low market capitalization relative to the book value of its equity, as well as other current market conditions. After performing the test for impairment during fiscal 2008, it was determined that certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) were impaired. Accordingly, the Company recorded in continuing operations a non-cash impairment charge of $18.7 million relating to certain long-lived assets during fiscal 2008.

During fiscal 2009, the Company considered and analyzed impairment indicators related to property and equipment. Based on its analysis, the Company recorded in continuing operations an impairment charge of $17.0 million relating to certain long-lived assets.

During fiscal 2010, management concluded that no indicators of potential impairment were present and that an evaluation of all the Company’s assets was not needed based on improved market conditions and cash flows related to its restaurants.

The evaluation of the recoverability of long-lived assets requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the identification of the asset group at the lowest level of independent cash flows and the primary asset of the group; and long-range forecasts of revenue, operating income, depreciation and amortization and working capital requirements, all of which are developed based on management’s assessment of general economic and industry conditions in future periods.

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

Due to the continuing uncertain economic environment within the restaurant industry, the Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted. The Company provides no assurance that material impairment charges of long-lived assets will not occur in future periods.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Income tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Income taxes are one of our critical accounting policies as they require estimates that involve a certain degree of judgment. These estimates and judgments relate to a variety of factors including the interpretation of complex tax laws and regulations in the multiple jurisdictions in which we operate, the recoverability of deferred tax assets and the identification and evaluation of uncertain tax positions.

The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Significant management judgment is required in determining if a valuation allowance should be recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the existence of a three-year cumulative loss, past operating results, our inability to carryback losses against prior taxable income and projections of future taxable income. In estimating future taxable income, we developed assumptions about the amount of future federal and state pre-tax operating and non-operating income and the reversal of temporary differences. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, marketing spending, exchange rates and capital spending. In fiscal 2009, the Company concluded that the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $52.9 million was established for all U.S. federal and state deferred income tax assets.

As of January 2, 2011, management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets.

Results of Operations

Fiscal Year Ended January 2, 2011 (52 weeks) Compared to Fiscal Year Ended January 3, 2010 (52 weeks)

Our revenues and results have been affected by the uncertain macroeconomic environment, particularly in the United States, which has impacted guest traffic throughout the industry.

Our income from continuing operations, net of taxes for fiscal 2010 was $4.6 million compared to a loss from continuing operations, net of taxes of $77.5 million for fiscal 2009. Fiscal 2010 included a non-cash charge of $0.5 million for a final mark-to-market adjustment related to the fair value of the Company’s convertible preferred stock that was issued as part of the settlement of certain wage and hour claims, and a charge of $0.1 million related to the write-off of unamortized deferred financing costs as a result of the repayment and subsequent termination of our credit agreement with Wachovia in connection with the Senior Credit Facility we entered into on December 9, 2010. Fiscal 2009 includes a non-cash impairment charge of $30.0 million, a charge related to legal settlements of $9.9 million, a non-recurring charge incurred in connection with the resignation of our former President and Chief Executive Officer of $1.3 million and a tax charge related to the establishment of a full valuation allowance against U.S. deferred tax assets of $52.9 million. Excluding the effect of these charges, the change to our net income is primarily due to an increase in comparable restaurant revenues net of related food and beverage and restaurant operating costs. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2010 and fiscal 2009. Though comparable restaurant revenues increased in fiscal 2010, we expect the current weak economic conditions to impact our results through fiscal 2011 and possibly beyond. As a result, we could incur a net loss during the second and third quarters of fiscal 2011, which are typically our slowest seasonal periods due primarily to lower summer volume.

Revenues increased $15.0 million, or 5.3%, to $296.1 million for fiscal 2010 from $281.1 million for fiscal 2009. Revenues increased $12.7 million, or 4.8%, due to an increase in revenues from comparable restaurants. Revenues increased $0.1 million due to an increase in revenues from our Trevi restaurant. Revenues increased $2.9 million due to the opening of three new restaurants (one in fiscal 2010 and two in fiscal 2009). Revenues decreased approximately $0.7 million as a result of decreased gift card breakage income. During fiscal 2009, we recorded gift card breakage income of $0.7 million relating to a legacy paper gift certificate program; such revenue was recognized after determining the probability of redemption of these paper gift certificates was remote and no comparable amount was recorded in fiscal 2010.

Average revenue per restaurant open all of either period being compared increased 4.4%. Revenues for fiscal 2010 also reflect the impact of aggregate menu price increases of approximately 1.0% in June 2009, 1.2% in June 2010, 1.0% in July 2010 and 2.7% in December 2010 at our Morton’s steakhouses.

Food and beverage costs increased $4.0 million, or 4.7%, to $90.0 million for fiscal 2010 from $85.9 million for fiscal 2009. The increase was directly related to the increase in revenues as compared to the prior period, partially offset by the effects of opening three new restaurants (one in fiscal 2010 and two in fiscal 2009). These costs as a percentage of revenues decreased by 0.2% to 30.4% for fiscal 2010 from 30.6% for fiscal 2009. These decreases were primarily due to the impact of the aggregate menu price increases that were implemented as a result of increased meat and other food costs when compared to fiscal 2009.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $5.2 million, or 3.3%, to $161.3 million for fiscal 2010 from $156.1 million for fiscal 2009. This increase was primarily due to increased volume, an increase in salaries, wages and benefits and an increase due to the opening of three new restaurants (one in fiscal 2010 and two in fiscal 2009). Included in fiscal 2010 and fiscal 2009 is non-cash straight–line rent expense of $0.4 million and $3.2 million, respectively. Restaurant operating expenses as a percentage of revenues decreased 1.0% to 54.5% for fiscal 2010 from 55.5% for fiscal 2009. This decrease was primarily due to the leveraging effect on the fixed cost base caused by positive comparable restaurant revenues.

Pre-opening costs were consistent with the prior year at $1.8 million for fiscal 2010 and fiscal 2009. We expense all costs incurred during restaurant start-up activities, including training, travel and legal expenses, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization decreased $0.8 million, or 7.6%, to $10.2 million for fiscal 2010 from $11.0 million for fiscal 2009. The decrease in depreciation and amortization is due to the impairment of certain long-lived assets during fiscal 2009, partially offset by the depreciation and amortization relating to new restaurants and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $0.8 million, or 5.1%, to $16.7 million for fiscal 2010 from $15.9 million for fiscal 2009. The increase is primarily due to an increase in travel and legal expenses, as well as incentive bonus payments. These costs as a percentage of revenues remained consistent with the prior year at 5.6% for fiscal 2010 and fiscal 2009.

Marketing and promotional expenses decreased $0.4 million, or 5.8%, to $6.3 million for fiscal 2010 from $6.7 million for fiscal 2009. These costs as a percentage of revenues decreased 0.3% to 2.1% for fiscal 2010 from 2.4% for fiscal 2009. This decrease was primarily due to the leveraging effect on the fixed cost base caused by positive comparable restaurant revenues.

During fiscal 2009, we considered and analyzed impairment indicators related to property and equipment and the intangible asset. Based on our analysis, we recorded an impairment charge of approximately $30.0 million relating to certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) and the intangible asset. The impairment charge was primarily triggered by our continued low market capitalization relative to the book value of our equity, as well as other market conditions. During fiscal 2010, our annual impairment analysis related to the intangible asset and goodwill did not indicate any impairment; further, we concluded that indicators of impairment did not exist related to our property and equipment and, as a result, no comparable charges were recorded. For additional information concerning these charges, see Note 12 to our consolidated financial statements.

During fiscal 2009, the Company recorded a charge of $1.3 million in connection with our former Chief Executive Officer’s separation. Employee separation charge represents accrued costs related to the severance and other post-employment benefits as a result of the resignation of Thomas J. Baldwin, our former President and Chief Executive Officer. While Mr. Baldwin’s resignation was accepted by the Board of Directors on February 1, 2010, we recognized these costs in fiscal 2009 as the payment was considered probable at year end. Mr. Baldwin’s employment agreement provides that Mr. Baldwin is entitled to the following benefits: a lump sum payment of three times his annual base salary, a portion of his bonus and continuation of other benefits including car allowance and medical benefits. No comparable charge was recorded during fiscal 2010.

Charge related to legal settlements of $0.5 million for fiscal 2010 relates to a final mark-to-market adjustment for the fair value of the Company’s convertible preferred stock that was issued in fiscal 2010 as part of the fiscal 2009 settlement of certain wage and hour claims. This settlement was approved by the court in January 2010. Charge related to legal settlements of $9.9 million for fiscal 2009, relates to the initial recognition of this settlement as well as the settlement of certain wage and hour and other similar labor claims against us and certain of our subsidiaries. The settlements involve the payment of cash over up to a four year period as well as the issuance of preferred stock by us. The preferred stock has an aggregate liquidation preference of $6.0 million and was issued in February 2010. After two years from the date of its issuance, such preferred stock may be converted into 1.2 million shares of our common stock. We have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlements was reflected in our consolidated balance sheet at its estimated fair value as of January 3, 2010. The portion of the settlement accrual relating to the preferred stock was adjusted to fair value at each quarter end until all contingencies related to its issuance were removed. This occurred in January 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly, a final adjustment to the fair value of the preferred stock was recorded during the first quarter of fiscal 2010. The fair value of the preferred stock issuable in the settlement was calculated based on current market conditions using a Black-Scholes option pricing model.

Write-off of deferred financing costs of $0.1 million for fiscal 2010 represents a charge that was recorded related to the deferred financing costs associated with our Prior Credit Facility as a result of the repayment and subsequent termination of our credit agreement with Wachovia. We entered into a new Credit Agreement for the Senior Credit Facility concurrently with the repayment of the amounts due on the Prior Credit Facility. During fiscal 2009, a comparable charge was recorded in the amount of $0.2 million for the partial write-off of previously recorded deferred financing costs in connection with an amendment of our Prior Credit Facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009.

Interest expense, net increased $0.3 million, or 7.4%, to $4.0 million for fiscal 2010 from $3.7 million for fiscal 2009. The increase was primarily due to an increase in imputed interest during fiscal 2010 compared to fiscal 2009 and additional interest costs related to a non-recourse loan. Interest income in fiscal 2010 and fiscal 2009 was insignificant.

Income tax expense was $1.2 million and $36.4 million for fiscal 2010 and fiscal 2009, respectively. Our effective tax rate was 22.4% and (87.8)% for fiscal 2010 and fiscal 2009, respectively. In fiscal 2009, our effective tax rate was impacted by the recognition of a full valuation allowance related to our U.S. deferred tax assets, which increased our tax expense by $52.9 million, and by other miscellaneous charges and benefits. In connection with the fiscal 2009 non-cash impairment charge for the intangible asset, we recorded a deferred tax benefit of approximately $4.9 million to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on our taxable income since we had no tax basis in the intangible asset. In connection with the fiscal 2009 non-cash impairment charges for certain long-lived assets, we recorded a deferred tax benefit of approximately $6.8 million.

We have deductible temporary differences related to various federal, state and foreign income tax net operating loss (“NOL”) carryforwards, foreign tax credits, FICA and other tax credits expiring in various periods starting in 2010 through 2029. In addition, we have significant other deductible temporary differences related to depreciation, deferred rent, gift certificates and other items due to differences in timing of recognition for accounting and tax purposes. These temporary differences and carryforwards give rise to deferred tax assets that are recognized in our consolidated balance sheets net of a valuation allowance to reflect the likelihood of their realization. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the existence of a three-year cumulative loss, past operating results, our inability to carryback losses against prior taxable income and projections of future taxable income. In estimating future taxable income, we developed assumptions about the amount of future federal and state pre-tax operating and non-operating income and the reversal of temporary differences. As of January 2, 2011, we concluded that the weight of the positive evidence was still not sufficient to overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $56.7 million continues to be recorded against all U.S. federal and state deferred income tax assets. Currently, we expect that approximately $0.9 million of our tax credits will expire prior to their utilization. If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.

Net loss attributable to noncontrolling interest of $0.6 million for fiscal 2010 consists of our partners’ 49.99% share of the net income (loss) of the Morton’s steakhouse in Mexico City and Shanghai, China, which opened in March 2008 and October 2010, respectively, each through a joint venture structure. Net loss attributable to noncontrolling interest of $0.3 million for fiscal 2009 consists of our partner’s 49.99% share of the net income (loss) of the Morton’s steakhouse in Mexico City.

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

Revenues decreased $48.3 million, or 14.7%, to $281.1 million for fiscal 2009 from $329.4 million for fiscal 2008. Revenues decreased $59.5 million, or 19.5%, due to a decrease in revenues from comparable restaurants. Revenues decreased $1.5 million due to a decrease in revenues from our Trevi restaurant. Revenues increased $13.0 million due to the opening of six new restaurants (two in fiscal 2009 and four in fiscal 2008). Due to a fiscal calendar shift, the first quarter of fiscal 2008 included revenue from New Year’s Eve (December 31, 2007), which was not included in the first quarter of fiscal 2009. Excluding the effect of this calendar shift, comparable restaurant revenues for Morton’s steakhouses would have decreased 18.0% for fiscal 2009 when compared to the same 52 week period in fiscal 2008. Revenues increased $0.5 million due to an increase in revenues from our Morton’s steakhouse in Beverly Hills, California which was closed from June 1, 2008 to September 10, 2008. Revenues decreased as a result of decreased gift card breakage income and other income of $0.8 million primarily due to a cumulative adjustment related to a change in estimate for our gift cards recorded in fiscal 2008.

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

General and administrative expenses decreased $10.7 million, or 40.3%, to $15.9 million for fiscal 2009 from $26.5 million for fiscal 2008. These costs as a percentage of revenues decreased 2.5% to 5.6% for fiscal 2009 from 8.1% for fiscal 2008. These decreases are primarily due to a decrease in incentive bonus payments, reduced legal expenses and the impact of certain cost reduction programs. Included in fiscal 2008 are legal expenses primarily related to settlement of certain wage and hour and similar labor claims filed against us of $3.7 million.

Marketing and promotional expenses decreased $0.4 million, or 5.2%, to $6.7 million for fiscal 2009 from $7.0 million for fiscal 2008. These costs as a percentage of revenues increased 0.3% to 2.4% for fiscal 2009 from 2.1% for fiscal 2008.

During fiscal 2009, we considered and analyzed impairment indicators related to property and equipment and the intangible asset. Based on our analysis, we recorded an impairment charge of approximately $17.0 million relating to certain long-lived assets and $13.0 million relating to the intangible asset. During fiscal 2008, non-cash impairment charges included in our loss from continuing operations of $74.5 million represents charges associated with the impairment of goodwill, the other intangible asset and other long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants). The impairment charges were primarily triggered by our continued low market capitalization relative to the book value of our equity, as well as other market conditions. After performing tests for impairment, it was determined that the goodwill, the other intangible asset and certain long-lived assets were impaired and accordingly we recorded non-cash impairment charges related to these assets in the amounts of $49.8 million, $6.0 million and $18.7 million, respectively. For additional information concerning these charges, see Note 12 to our consolidated financial statements.

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

Lease exiting and related costs of $0.8 million for fiscal 2008 represent a charge associated with the closing of our New York office. See Note 3(b) to the Company’s consolidated financial statements.

Charge related to legal settlements of $9.9 million for fiscal 2009, relates to the settlement of certain wage and hour and similar labor claims against us and certain of our subsidiaries. The settlements involve the payment of cash over up to a four year period as well as the issuance of preferred stock by us. The preferred stock has an aggregate liquidation preference of $6.0 million and was issued in February 2010. After two years from the date of its issuance, such preferred stock may be converted into 1.2 million shares of our common stock. We have the right to buy back the preferred stock at a price equal to its liquidation preference at any time prior to its conversion. The cash portion of the settlements was recorded at the present value of the future payments. The preferred stock portion of the settlements is reflected in our consolidated balance sheet at its estimated fair value as of January 3, 2010. The portion of the settlement accrual relating to the preferred stock was adjusted to fair value at each quarter end until all contingencies related to the issuance of the preferred stock were removed. This occurred in January 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly a final adjustment to the fair value of the preferred stock was recorded during the first quarter of fiscal 2010. The estimated fair value of the preferred stock issuable in the settlement was calculated based on current market conditions using a Black-Scholes option pricing model.

Write-off of deferred financing costs of $0.2 million for fiscal 2009 represents the partial write-off of previously recorded deferred financing costs in connection with an amendment of our Prior Credit Facility that was executed on March 4, 2009, pursuant to which the credit facility was reduced from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009.

Interest expense, net increased $0.9 million, or 30.7%, to $3.7 million for fiscal 2009 from $2.8 million for fiscal 2008. The increase was primarily due to an increase in borrowings during fiscal 2009 compared to fiscal 2008. Interest income in fiscal 2009 and fiscal 2008 was insignificant.

Income tax expense was $36.4 million for fiscal 2009 and income tax benefit was $8.8 million for fiscal 2008. Our effective tax rate was (87.8)% and (12.4)% for fiscal 2009 and fiscal 2008, respectively. In fiscal 2009, our effective tax rate was impacted by the recognition of a full valuation allowance related to our U.S.

deferred tax assets, which increased our tax expense by $52.9 million, and by other miscellaneous charges and benefits. In connection with the fiscal 2009 non-cash impairment charge for the intangible asset of $13.0 million, we recorded a deferred tax benefit of approximately $4.9 million to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on our taxable income since we had no tax basis in the intangible asset. In connection with the fiscal 2009 non-cash impairment charges for certain long-lived assets of approximately $17.0 million, we recorded a deferred tax benefit of approximately $6.8 million.

We have deductible temporary differences related to various federal, state and foreign income tax net operating loss (“NOL”) carryforwards, foreign tax credits, FICA and other tax credits expiring in various periods through 2029. In addition, we have significant other deductible temporary differences related to depreciation, deferred rent, gift certificates and other items due to differences in timing of recognition for accounting and tax purposes. These temporary differences and carryforwards give rise to deferred tax assets that are recognized in our consolidated balance sheets net of a valuation allowance to reflect the likelihood of their realization. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the existence of a three-year cumulative loss, past operating results, our inability to carryback losses against prior taxable income and projections of future taxable income. In estimating future taxable income, we developed assumptions about the amount of future federal and state pre-tax operating and non-operating income and the reversal of temporary differences. As of January 3, 2010, we concluded that the weight of the positive evidence was no longer sufficient to overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $52.9 million was established for all U.S. federal and state deferred income tax assets. If the realization of deferred tax assets in the future is considered more likely than not, a reduction to the valuation allowance related to the deferred tax assets would increase net income in the period such determination is made.

During fiscal 2008, our tax rate was impacted by certain discrete items, including a non-cash charge of approximately $0.3 million related to the tax impact of the vesting of certain restricted stock awards and other miscellaneous charges and benefits. The non-cash impairment charges for goodwill of approximately $49.7 million are not deductible for tax purposes and therefore these charges will have no effect on our taxable income. In connection with the non-cash impairment charge for the intangible asset of $6.0 million, we recorded a deferred tax benefit of approximately $2.2 million to reduce a previously established deferred tax liability related to the intangible asset. The reversal of this deferred tax liability will have no effect on our taxable income since we had no tax basis in the intangible asset. In connection with the fiscal 2008 non-cash impairment charges for certain long-lived assets of approximately $18.7 million, we recorded a deferred tax benefit of approximately $6.9 million.

Net loss attributable to noncontrolling interest of $0.3 million for fiscal 2009 consists of our partner’s 49.99% share of the net income (loss) of the Morton’s steakhouse in Mexico City.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely impacted, would negatively affect the availability of funds, we expect to finance our operations for fiscal 2011 through cash provided by operations and borrowings available under our Senior Credit Facility. We cannot be sure, however, that this will be the case, and to the extent possible, we may seek additional financing in the future. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. Landlord development allowances were approximately $1.7 million in fiscal 2010, and we also received a loan from a joint venture partner of approximately $4.3 million in connection with the opening of a

Morton’s in a leased location. As of January 2, 2011, we had cash and cash equivalents of $1.2 million compared to $1.1 million as of January 3, 2010. On December 9, 2010, we entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs that provides us with a new five-year $70.0 million Senior Credit Facility, which replaced the Company’s $70.0 million Prior Credit Facility that was scheduled to mature in fiscal 2011.

Working Capital and Cash Flows

As of January 2, 2011 we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities. Cash provided by operating activities for fiscal 2010 was $11.9 million and primarily consisted of net income of $2.5 million that included non-cash depreciation and amortization and other items of $12.3 million, which was offset by cash outflows for accrued expenses and other changes in assets and liabilities of $2.9 million. Cash provided by operating activities for fiscal 2009 was $9.9 million and primarily consisted of a net loss for fiscal 2009 of $79.6 million that included non-cash charges related to our legal settlements, non-cash impairment charges and deferred tax asset valuation allowance of $75.9 million, as well as depreciation and amortization of $18.8 million, which was offset by net cash outflows of $5.2 million primarily for accrued expenses, along with other changes in assets and liabilities. Cash provided by operating activities for fiscal 2008 was $17.5 million and primarily related to a net loss for fiscal 2008 of $67.7 million that included non-cash impairment charges and deferred income taxes of $68.0 million, as well as depreciation and amortization of $15.6 million and cash inflows from changes in assets and liabilities of $1.6 million.

Investing Activities. Cash used in investing activities for fiscal 2010 was $8.3 million, and consisted of purchases of property and equipment, including capital expenditures for one new Morton’s steakhouse opened during fiscal 2010. Cash used in investing activities for fiscal 2009 was $13.4 million, and consisted of purchases of property and equipment, including capital expenditures related to the two Morton’s steakhouses opened during fiscal 2009, offset by proceeds from the sale of property and equipment. Cash used in investing activities for fiscal 2008 was $29.1 million due to purchases of property and equipment, including capital expenditures related to the five Morton’s steakhouses opened during fiscal 2008.

Financing Activities. Cash used by financing activities for fiscal 2010 was $3.6 million and primarily consisted of a $4.4 million in net payments of debt reflecting the repayment and termination of our Prior Credit Facility of $60.0 million offset by borrowings under our current Senior Credit Facility of $55.6 million, along with borrowings from our joint venture partner of $4.2 million related to the construction of our Shanghai restaurant, which was opened in fiscal 2010, and cash outflows related to the $1.9 million payment of deferred financing costs and a $1.3 million decrease in restricted cash. Cash provided by financing activities for fiscal 2009 was $1.1 million, primarily consisting of borrowings under a non-recourse loan of $1.6 million offset by net payments under our Prior Credit Facility of $0.8 million. Cash provided by financing activities for fiscal 2008 was $8.5 million, primarily consisting of net borrowings under our Prior Credit Facility of $16.5 million partially offset by purchases of treasury stock of $9.4 million.

Debt and Other Obligations

Senior Credit Facility.

On December 9, 2010, we entered into a new five-year $70.0 million senior credit facility with Goldman Sachs which includes a $60.0 million principal amount senior term loan and $10.0 million aggregate principal amount of revolving commitments (collectively referred to as the “Senior Credit Facility”). The Senior Credit Facility matures on December 8, 2015, and our wholly-owned subsidiary, Morton’s of Chicago, is the borrower under the facility and most of its domestic subsidiaries are guarantors. As of January 2, 2011, we had outstanding borrowings of approximately $55.6 million under the senior term loan and we were in compliance with all of the financial covenants under the Senior Credit Facility. Management believes that the carrying value of the outstanding borrowings approximate fair value since the applicable interest rates vary with market conditions.

Subject to customary conditions, including the absence of default under the Senior Credit Facility, all of the $10.0 million available under the revolving commitments may be borrowed, repaid and reborrowed, as applicable, until the maturity date thereof. We are required to make scheduled installment payments on the senior term loan periodically and any additional payments considered voluntary reduce these scheduled installment payments on a pro-rata basis. The scheduled payments for each fiscal year are reflected in the “Contractual Commitments” table on page 44 and $3.7 million of those payments, which are due within 12 months of the most recent balance sheet date, are included in “Current portion of long-term debt” on the consolidated balance sheet. In addition, we are also subject to certain mandatory prepayments determined by certain conditions of the Credit Agreement.

Loans made under the Senior Credit Facility bear interest, at the borrower’s option, at a rate per annum equal to either a “Base Rate” or an “Adjusted LIBOR Rate,” in each case plus an applicable margin. The applicable margin is 5.50% for Adjusted LIBOR Rate loans and 4.50% for Base Rate loans until delivery of our financial statements for the fiscal year ending January 1, 2012 and after that the applicable margin for Adjusted LIBOR Rate loans ranges from 4.50% to 5.50% and the applicable margin for the Base Rate loans ranges from 3.50% to 4.50%, in each case, based on our senior leverage ratio. The Adjusted LIBOR Rate is subject to a floor of 1.75% and the Base Rate is subject to a floor of 4.75%. The “Base Rate” is a rate per annum equal to the greater of (i) the rate of interest quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time-to-time and (ii) the federal funds rate plus 0.50% per annum.

The Senior Credit Facility contains various affirmative and negative covenants customary for similar credit facilities. The affirmative covenants include, but are not limited to: delivery of financial statements, maintenance of existence, payment of taxes, maintenance of properties and insurance, and compliance with laws. The negative covenants include, but are not limited to, limitations on indebtedness, liens, negative pledges, restricted payments, investments, disposition of assets, acquisitions, sales and lease-backs and transactions with affiliates. Notwithstanding the limitation on restricted payments, the Company will be permitted to redeem or repurchase its preferred securities.

With respect to the Senior Credit Facility, we are required to comply with a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum senior leverage ratio that ranges from 1.75:1.00 to 2.75:1.00 based on the fiscal year, among various other covenants.

The Senior Credit Facility contains events of default (subject to exceptions, thresholds and grace periods), including, without limitation for: (i) nonpayment of principal or interest; (ii) failure to perform or comply with covenants; (iii) breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy related events (subject to limited exceptions for certain inactive subsidiaries or operating subsidiaries which cease operations); (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; and (ix) certain ERISA matters. Other than in respect of a bankruptcy related event of default, which would result in the automatic and immediate requirement to repay all borrowings and other amounts due, if an event of default occurs the lenders would be entitled to require the immediate repayment of all borrowings and other amounts due under the facility and to seize and sell the collateral pledged to secure the borrowings and other obligations under the facility.

We plan to manage our business during the near term through continued implementation of operating measures designed to reduce expenditures, conserve cash and generate incremental cash flow. We believe that our cash and cash equivalents, cash flow from operations and funds available under our new Senior Credit Facility will be sufficient to meet our working capital and investment requirements for the next twelve months. If available liquidity is not sufficient to meet our operating and debt service obligations as they come due, management’s plans include reducing expenditures as necessary in order to meet our cash requirements.

Prior Credit Facility.

On February 14, 2006 we entered into a $115.0 million senior revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), as administrative agent, Royal Bank of Canada, as syndication agent, and a syndicate of other financial institutions, as lenders (referred to as the “Prior Credit Facility”). On March 4, 2009, we entered into the fifth amendment to the Prior Credit Facility which reduced the facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. This senior revolving credit facility was terminated on December 9, 2010 in connection with our entering into a new agreement for a five-year Senior Credit Facility. Our indirect wholly-owned subsidiary, Morton’s of Chicago, was the borrower under the facility and most of its domestic subsidiaries were guarantors of the facility. We were in compliance with all of the financial covenants included in the Prior Credit Facility at the time of its termination.

Mortgage loan.

During 2001, one of our subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On January 2, 2011 and January 3, 2010, the aggregate outstanding principal balance was approximately $2.9 million and $3.1 million, respectively, of which approximately $0.2 million and $0.2 million, respectively, of principal is included in “Current portion of long-term debt” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of January 2, 2011, we were in compliance with all of the financial covenants in this mortgage loan.

Joint Venture Loans Payable.

Also included in the consolidated balance sheets as of January 2, 2011 and January 3, 2010, is a variable interest entity liability (See Note 6 to our 2010 consolidated financial statements) consisting of loans for our Mexico City and Shanghai restaurants totaling $7.4 million and $2.9 million, respectively. The proceeds of the loans were used to fund construction of the respective restaurants, pre-opening costs and initial operating expenses. These loans are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an annual interest rate of 2%.

Non-recourse loan.

On April 13, 2009, one of our subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary may borrow up to $1.8 million. Loan proceeds are to be used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014, at which time a balloon payment of the total principal outstanding is due. As of January 2, 2011 and January 3, 2010, the outstanding amount borrowed was approximately $1.6 million.

Restaurant Operating Leases.

Our obligations for restaurant operating leases include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto. See Note 10 to our 2010 consolidated financial statements.

Contractual Commitments.

The following table presents contractual commitments associated with our debt and other obligations disclosed above as of January 2, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total
	(amounts in thousands)
Senior credit facility	$3,692	$4,892	$5,538	$5,538	$35,940	$—	$55,600
Interest on senior credit facility (a)	3,917	3,628	3,238	2,836	1,884	—	15,503
Mortgage loan	179	196	215	235	257	1,811	2,893
Interest on mortgage loan (a)	256	239	220	200	178	474	1,567
JV loans payable	1,788	1,890	1,756	420	440	1,077	7,371
Interest on JV loans payable (a)	71	42	13	—	—	—	126
Non-recourse loan	—	—	—	1,638	—	—	1,638
Interest on non-recourse loan (a)	131	131	131	98	—	—	491

Subtotal	10,034	11,018	11,111	10,965	38,699	3,362	85,189
Operating leases	28,393	28,978	29,357	28,684	26,827	141,397	283,636
Legal settlements	2,101	1,763	1,600	—	—	—	5,464
Purchase commitments	11,722	—	—	—	—	—	11,722

Total	$52,250	$41,759	$42,068	$39,649	$65,526	$144,759	$386,011

(a)	Interest is based on borrowings as of January 2, 2011 and interest rates as of February 25, 2011.

Capital Expenditures. During fiscal 2010, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $10.1 million. During fiscal 2010, the cash required to fund capital expenditures was reduced by landlord contributions of approximately $1.7 million and a loan from our joint venture partner of $4.3 million. We estimate that we will expend up to an aggregate of $7.5 million in fiscal 2011 for fixed assets and related investment costs, including pre-opening costs of approximately $0.3 million, for the relocation of one restaurant, ordinary refurbishment of existing restaurants and remodel the bar area in selected restaurants to include our Bar 12•21 concept. Cash capital expenditures in fiscal 2011 are expected to be reduced by landlord contributions of approximately $0.1 million. We anticipate that funds generated through operations and through borrowings under our Senior Credit Facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2011. We cannot be sure, however, that this will be the case.

Off-Balance Sheet Arrangements

Other than our operating leases, we do not have any off-balance sheet arrangements.

Net Operating Loss Carryforwards

At January 2, 2011, we had various federal, state and foreign income tax net operating loss carryforwards aggregating approximately $3.3 million which are available to reduce taxable income in the relevant jurisdictions through 2030. As of January 2, 2011, we had gross FICA and other tax credits of approximately $28.4 million, which expire in various periods through 2030, and approximately $2.2 million of state credits, which do not have an expiration, that are available to reduce income taxes payable in future years. Currently, we expect that approximately $0.9 million of our tax credits will expire prior to their utilization.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible and net operating losses and tax credits can be carried forward. We evaluate the weight of available positive and negative evidence during this process, which includes our history of cumulative losses, the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies, in making this assessment. As of January 2, 2011, we concluded that the weight of the positive evidence does not overcome the weight of the negative evidence of reported losses in recent years and a full valuation allowance of $56.7 million continues to be maintained for all U.S. federal and state deferred income tax assets. This valuation allowance reflects our current assessment that the benefits of these future deductions and credits are not more likely than not of being realized. See Note 7 to our 2010 consolidated financial statements.

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. For fiscal 2011, the industry expects and the Company anticipates that prices for food and commodities will continue to increase. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of net sales have been somewhat stable due to procurement efficiencies and menu price adjustments although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation.

Seasonality

Our business is somewhat seasonal in nature, with revenues generally being less in the second and third quarters primarily due to our reduced summer volume, and revenues generally being higher in the first and fourth fiscal quarters in part due to increased redemption of gift cards and/or certificates and increased usage of Boardrooms, respectively.

The following table sets forth historical, unaudited quarterly revenues for our Morton’s restaurants that were open for the entire period from January 4, 2010 to January 2, 2011 (74 restaurants).

Morton’s Comparable Restaurant Revenues

(dollars in thousands)

	2010		2009
	74 restaurants
	$	%	$	%
First Quarter	71,105	25.7	68,628	26.0
Second Quarter	66,107	23.9	61,734	23.4
Third Quarter	61,823	22.3	59,885	22.7
Fourth Quarter	77,662	28.1	73,780	27.9

	276,697	100.0	264,027	100.0

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of January 2, 2011, we owned and operated six international restaurants, one each in Hong Kong, China; Macau, China; Shanghai, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of January 2, 2011, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our Senior Credit Facility that are payable at floating rates of interest. Our other indebtedness, including our mortgage, non-recourse loan and joint venture loans, are payable at fixed rates of interest. As of January 2, 2011, there were borrowings outstanding under our floating rate Senior Credit Facility of $55.6 million. As a result, a hypothetical 10% fluctuation in interest rates would have a $0.4 million impact on pre-tax earnings based on our actual borrowings outstanding as of January 2, 2011.

We are also exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $3.8 million on pre-tax earnings for fiscal 2010.

Item 8.	Financial Statements and Supplementary Data

The audited consolidated financial statements follow on pages 47 to 73.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Morton’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Morton’s Restaurant Group, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended January 2, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morton’s Restaurant Group, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2011, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois

March 4, 2011

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 2, 2011 and January 3, 2010

(amounts in thousands)

	January 2, 2011	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$1,214	$1,141
Restricted cash	1,435	132
Accounts receivable	6,407	5,958
Inventories	10,819	10,556
Prepaid expenses and other current assets	4,180	3,663
Income taxes receivable	96	608

Total current assets	24,151	22,058

Property and equipment, net	91,494	92,443

Intangible asset	73,000	73,000
Goodwill	6,938	6,843
Other assets and deferred expenses, net	6,231	4,542

	$201,814	$198,886

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

January 2, 2011 and January 3, 2010

(amounts in thousands, except share and per share amounts)

	January 2, 2011	January 3, 2010
Liabilities and Equity
Current liabilities:
Accounts payable	$11,703	$11,313
Accrued expenses, including deferred revenue from gift certificates and gift cards of $15,542 and $16,934	36,501	42,259
Current portion of long-term debt	3,871	164
Accrued income taxes	936	643

Total current liabilities	53,011	54,379

Long-term debt, net of current portion	63,631	67,367
Deferred income taxes, net	25,857	26,437
Deferred rent and landlord allowances	42,520	39,997
Other liabilities	3,671	5,425

Total liabilities	188,690	193,605

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, 1,200,000 and none issued and outstanding at January 2, 2011 and January 3, 2010, respectively	12	—
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,267,571 and 17,126,676 issued and 16,035,571 and 15,894,676 outstanding at January 2, 2011 and January 3, 2010, respectively	173	171
Additional paid-in capital	174,828	169,834
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at January 2, 2011 and January 3, 2010	(9,395)	(9,395)
Accumulated other comprehensive income	961	256
Accumulated deficit	(152,790)	(155,323)

Total stockholders’ equity of controlling interest	13,789	5,543
Noncontrolling interest, net of taxes	(665)	(262)

Total equity	13,124	5,281

	$201,814	$198,886

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal Years ended January 2, 2011, January 3, 2010 and January 4, 2009

(amounts in thousands, except share and per share amounts)

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Revenues	$296,126	$281,104	$329,383
Food and beverage costs	89,961	85,942	107,283
Restaurant operating expenses	161,318	156,114	164,921
Pre-opening costs	1,825	1,757	4,247
Depreciation and amortization	10,211	11,046	11,925
General and administrative expenses	16,670	15,858	26,541
Marketing and promotional expenses	6,266	6,653	7,020
Non-cash impairment charges	—	29,974	74,452
Employee separation charge	—	1,290	—
Lease exiting and related costs	—	—	752
Charge related to legal settlements	540	9,945	—

Operating income (loss)	9,335	(37,475)	(67,758)
Write-off of deferred financing costs	114	206	—
Interest expense, net	3,991	3,716	2,844

Income (loss) before income taxes from continuing operations	5,230	(41,397)	(70,602)
Income tax expense (benefit)	1,174	36,352	(8,774)

Income (loss) from continuing operations, net of taxes	4,056	(77,749)	(61,828)
Discontinued operations, net of taxes	(2,101)	(2,159)	(5,871)

Net income (loss)	1,955	(79,908)	(67,699)
Net (loss) attributable to noncontrolling interest	(578)	(262)	—

Net income (loss) attributable to controlling interest	$2,533	$(79,646)	$(67,699)

Amounts attributable to controlling interest:
Income (loss) from continuing operations, net of taxes	$4,634	$(77,487)	$(61,828)
Discontinued operations, net of taxes	(2,101)	(2,159)	(5,871)

Net income (loss)	$2,533	$(79,646)	$(67,699)

Basic net income (loss) per share:
Continuing operations	$0.29	$(4.87)	$(3.84)
Discontinued operations	$(0.13)	$(0.14)	$(0.37)
Net income (loss) per share	$0.16	$(5.01)	$(4.21)
Diluted net income (loss) per share:
Continuing operations	$0.27	$(4.87)	$(3.84)
Discontinued operations	$(0.12)	$(0.14)	$(0.37)
Net income (loss) per share	$0.15	$(5.01)	$(4.21)
Shares used in computing net income (loss) per share:
Basic	16,022,060	15,883,050	16,090,550
Diluted	17,354,260	15,883,050	16,090,550

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

Fiscal Years ended January 2, 2011, January 3, 2010 and January 4, 2009

(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling interest, net of taxes	Total Equity
Balance at December 30, 2007	—	169	165,979	—	218	(7,978)	—	158,388
Comprehensive income (loss):
Net loss	—	—	—	—	—	(67,699)	—	(67,699)
Foreign currency translation adjustments, net	—	—	—	—	16	—	—	16

Total comprehensive income (loss)								(67,683)

Purchase of treasury stock	—	—	—	(9,395)	—	—	—	(9,395)
Restricted shares vested	—	1	(1)	—	—	—	—	—
Tax benefit related to restricted shares vested	—	—	(58)	—	—	—	—	(58)
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(149)	—	—	—	—	(149)
Amortization of restricted stock	—	—	2,002	—	—	—	—	2,002

Balance at January 4, 2009	—	170	167,773	(9,395)	234	(75,677)	—	83,105
Comprehensive income (loss):
Net loss	—	—	—	—	—	(79,646)	(262)	(79,908)
Foreign currency translation adjustments, net	—	—	—	—	22	—	—	22

Total comprehensive income (loss)								(79,886)

Restricted shares vested	—	1	(1)	—	—	—	—	—
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(53)	—	—	—	—	(53)
Amortization of restricted stock	—	—	2,115	—	—	—	—	2,115

Balance at January 3, 2010	—	171	169,834	(9,395)	256	(155,323)	(262)	5,281
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	2,533	(578)	1,955
Foreign currency translation adjustments, net	—	—	—	—	705	—	—	705

Total comprehensive income								2,660

Issuance of preferred stock	12	—	3,120	—	—	—	—	3,132
Equity contribution by JV partner	—	—	—	—	—	—	175	175
Restricted shares vested	—	2	(2)	—	—	—	—	—
Shares vested and forfeited by employees in lieu of paying minimum income taxes	—	—	(159)	—	—	—	—	(159)
Amortization of restricted stock	—	—	2,035	—	—	—	—	2,035

Balance at January 2, 2011	$12	$173	$174,828	$(9,395)	$961	$(152,790)	$(665)	$13,124

See accompanying notes to consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal Years ended January 2, 2011, January 3, 2010 and January 4, 2009

(amounts in thousands)

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Cash flows from operating activities:
Net income (loss) attributable to controlling interest	$2,533	$(79,646)	$(67,699)
Adjustments to reconcile net income (loss) attributable to controlling interest to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,211	12,611	12,785
Non-cash impairment charges	—	29,974	80,175
Noncontrolling interest, net of taxes	(578)	(262)	—
Amortization of deferred occupancy costs, other deferred expenses and stock based compensation	2,977	6,225	2,857
Charge related to legal settlements	540	9,945	—
Gain on sale of property and equipment	—	(746)	—
Write-off of deferred financing costs	114	206	—
Deferred income taxes	(857)	35,981	(12,182)
Change in assets and liabilities:
Accounts receivable	(425)	(2,110)	1,254
Inventories	(216)	2,031	785
Prepaid expenses and other assets	(904)	1,108	1,495
Income taxes receivable	512	801	(307)
Accounts payable	329	(403)	(1,697)
Accrued expenses	(3,021)	(5,832)	(5,034)
Other liabilities	(29)	229	5,125
Accrued income taxes	699	(249)	(104)

Net cash provided by operating activities	11,885	9,863	17,453

Cash flows from investing activities:
Purchases of property and equipment	(8,277)	(15,463)	(29,135)
Proceeds from sale of property and equipment	—	2,086	—

Net cash used in investing activities	(8,277)	(13,377)	(29,135)

Cash flows from financing activities:
Borrowings under Prior Credit Facility	14,100	20,900	32,000
Payments made on Prior Credit Facility	(74,100)	(21,700)	(15,500)
Borrowings under Senior Credit Facility	55,600	—	—
Principal reduction on obligation to financial institution	(164)	(149)	(136)
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(270)	(53)	(149)
Tax benefit related to restricted shares vested during the year	—	—	(58)
Borrowings under non-recourse loan	88	1,550	—
Payment of deferred financing costs	(1,901)	(670)	(188)
Purchase of treasury stock	—	—	(9,395)
Decrease (increase) in restricted cash	(1,289)	1,261	(1,422)
JV partner’s investment in joint venture	175	—	—
Proceeds from joint venture loan payable	4,203	—	3,321

Net cash (used) provided by financing activities	(3,558)	1,139	8,473

Effect of exchange rate changes on cash	23	56	(347)

Net increase (decrease) in cash and cash equivalents	73	(2,319)	(3,556)
Cash and cash equivalents at beginning of period	1,141	3,460	7,016

Cash and cash equivalents at end of period	$1,214	$1,141	$3,460

See accompanying notes to consolidated financial statements.

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

The Company is engaged in the business of owning and operating restaurants under the names Morton’s The Steakhouse (“Morton’s”) and Trevi (“Trevi”). As of January 2, 2011, the Company owned and operated 78 restaurants (77 Morton’s steakhouses and one Trevi restaurant).

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements, which are prepared on a going-concern basis, include the accounts and results of operations of the Company. The Company’s consolidated financial statements also include the accounts of two joint ventures that are each a variable interest entity (“VIE”) of which the Company is the primary beneficiary (see Note 9). Net earnings (loss) are reduced by the portion of earnings applicable to other ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Reporting Period

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2010 and fiscal 2009 each consisted of 52 weeks. Fiscal 2008 consisted of 53 weeks.

(c) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity date of ninety days or less at the time of purchase. Occasionally, the Company will incur a book overdraft related to our bank balance which is reclassified to “Accounts Payable” in our consolidated balance sheet.

(d) Accounts Receivable

Amounts due from credit card processors, which arise when customers pay by credit card, are included in “Accounts receivable” in the accompanying consolidated balance sheets.

(e) Inventories

Inventories consist of food, beverages and supplies and are recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(f) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets. In fiscal 2010, fiscal 2009 and fiscal 2008 interest costs capitalized during the construction period for leasehold improvements were approximately $15,000, $66,000 and $163,000, respectively. The estimated useful lives of property and equipment are principally as follows: 5 or 15 years for furniture, fixtures and equipment, 31.5 years for buildings and 20 years or less for leasehold improvements if the lease period is shorter than the useful lives. During fiscal 2010, management concluded that no indicators of potential impairment were present and that an evaluation of all the Company’s assets was not needed based on market conditions and cash flows related to its restaurants. During fiscal 2009 and fiscal 2008, the Company considered and analyzed impairment indicators related to property and equipment and as a result of its analysis, recorded an impairment charge in continuing operations of approximately $17.0 million and $18.7 million, respectively, relating to certain long-lived assets (see Note 12).

(g) Other Assets and Deferred Expenses, Net

Other assets and deferred expenses, net in the accompanying consolidated balance sheets consisted of the following (amounts in thousands):

	January 2, 2011	January 3, 2010
Smallwares	$2,206	$2,157
Deferred financing costs	1,869	590
Deposits	913	556
Other	1,243	1,239

Total other assets and deferred expenses, net	$6,231	$4,542

As of January 2, 2011 and January 3, 2010, deferred financing costs consisted of the costs associated with the Company’s Senior Credit Facility (see Note 6), which are being amortized over 5 years. Smallwares consist of silverware, glassware, china and kitchen cookware and are capitalized when initially purchased.

(h) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are evaluated for recoverability at each reporting date. A valuation allowance is established for deferred tax assets that are not considered more likely than not to be recoverable based on the Company’s expectation of future taxable income.

The Company is subject to tax audits in the numerous jurisdictions in which it operates. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The benefits of tax positions that are judged to be more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements. Positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items, evaluating the recoverability of deferred tax assets and establishing reserves for uncertain tax positions.

(i) Intangible Asset and Goodwill

The intangible asset represents the Company’s trade name “Morton’s,” which has an indefinite life and accordingly is not subject to amortization. The trade name is used in the advertising and marketing of the restaurants and management believes that it is widely recognized and accepted by consumers in its market as an indication of and recognition of service, value and quality. The intangible asset and goodwill are tested for impairment at least annually (or more frequently if indicators of impairment are present) in accordance with the provisions of ASC Topic 350, “Intangibles—Goodwill and Other.” The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill, to those reporting units as of the date of adoption. The Company currently defines a reporting unit to be an individual restaurant.

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

During the annual impairment test in fiscal 2009, the Company concluded that indicators of potential impairment were present and that an evaluation of the carrying value of the Company’s long-term assets, including goodwill, intangible asset and other long-lived assets, was required. After performing the annual impairment analysis, the Company recorded an impairment charge in continuing operations of $13.0 million related to the intangible asset.

During fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of all the Company’s long-term assets, including goodwill, intangible asset and other long-lived assets, was required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other market conditions.

After performing the test for impairment in fiscal 2008, it was determined that goodwill and the intangible asset were impaired. As a result, the Company recorded estimated non-cash impairment charges in continuing operations in the amounts of $49.7 million and $6.0 million related to goodwill and the intangible asset, respectively, and non-cash impairment charges related to goodwill in discontinued operations of $2.4 million. The aggregate non-cash impairment charge for goodwill of $52.1 million is not deductible for tax purposes and therefore this charge had no effect on the Company’s taxable income.

(j) Impairment of Long-Lived Assets

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

During fiscal 2009, the Company considered and analyzed impairment indicators related to property and equipment. Based on its analysis, the Company completed an impairment test related to the carrying value of certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) and determined that these assets were impaired. As a result, the Company recorded an impairment charge of approximately $17.0 million relating to certain long-lived assets in fiscal 2009.

During fiscal 2008, management concluded that indicators of potential impairment were present, and that an evaluation of the carrying value of the Company’s long-lived assets was required. The indicators that triggered the interim impairment test included the Company’s low market capitalization relative to the book value of its equity, as well as other current market conditions.

After performing the interim test for impairment during fiscal 2008, it was determined that certain long-lived assets (primarily leasehold improvements and furniture, fixtures and equipment at certain restaurants) were impaired. Accordingly, the Company recorded a non-cash impairment charge in continuing operations and in discontinued operations of approximately $18.7 million and $3.3 million, respectively, relating to certain long-lived assets.

(k) Marketing and Promotional Expenses

Marketing and promotional expenses in the accompanying consolidated statements of operations included advertising expenses of approximately $1.3 million for each of fiscal 2010, fiscal 2009 and fiscal 2008. Advertising costs are expensed as incurred.

(l) Pre-opening costs

Pre-opening costs incurred in connection with the opening of new restaurants are expensed as incurred and are included in “Pre-opening costs” in the accompanying consolidated statements of operations. Pre-opening costs incurred and recorded as expense for fiscal 2010, fiscal 2009 and fiscal 2008 were approximately $1.8 million, $1.8 million and $4.2 million, respectively.

(m) Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Cash paid for interest and income taxes were as follows (amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Interest and fees, including amounts capitalized (see Note 2(f))	$2,937	$3,098	$2,958
Net income tax payments (refunds)	834	(182)	1,900

(n) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of property and equipment, goodwill, intangible asset and income taxes. Actual results could differ from those estimates.

(o) Translation of Foreign Currencies

As of January 2, 2011, the Company owned and operated six international locations, one each in Hong Kong, China; Macau, China; Shanghai, China; Mexico City, Mexico; Singapore; and Toronto, Canada. The financial position and results of operations of the Company’s foreign businesses are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Unrealized gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of equity.

(p) Comprehensive Income (Loss)

ASC Topic 220, “Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and equity adjustments from foreign currency translation, net of tax. Comprehensive income (loss) is presented in the accompanying consolidated statements of equity.

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

During fiscal 2010, fiscal 2009 and fiscal 2008, gift card breakage income, which amounted to approximately $2.0 million, $2.7 million and $3.5 million, respectively, is included in “Revenues” in the accompanying consolidated statements of operations. The Company estimates and records gift card breakage income based on its historical redemption pattern. The Company monitors its actual patterns of redemption and updates its estimates and assumptions regarding redemption as the actual pattern changes. Based on historical information available in fiscal 2006, the Company determined that redemption 48 months after issuance was remote. Accordingly, the Company recorded gift card breakage income for all gift cards that had not been redeemed 48 months after the date of issuance. During fiscal 2008, the Company updated its analysis of historical gift card redemptions based on the additional data accumulated in fiscal 2007 and fiscal 2008, and changed its estimate to record gift card breakage income 36 months after the date of issuance for all gift cards that have not been redeemed. In accordance with applicable accounting standards we recorded a cumulative adjustment of $1.9 million related to this change in estimate, which is included in revenues in fiscal 2008. The Company records gift card breakage income relating to gift cards sold to a third party under an advertising and promotion agreement 24 months after the date of issuance when the likelihood of redemption is considered remote. During fiscal 2009, the Company recognized gift card breakage income of $0.8 million relating to a legacy paper gift certificate program; such revenue was recognized after determining the probability of redemption of these paper gift certificates was remote.

(r) Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but shares outstanding are adjusted to reflect the potential dilution that would occur if unvested restricted stock awards were vested and if outstanding preferred stock was converted to common stock. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and therefore they are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands except share and per share amounts):

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Potentially dilutive shares that are considered anti-dilutive:
Restricted Stock	366,000	678,000	644,000

Income (loss) from continuing operations, net of taxes	$4,634	$(77,487)	$(61,828)
Discontinued operations, net of taxes	(2,101)	(2,159)	(5,871)

Net income (loss) attributable to controlling interest	$2,533	$(79,646)	$(67,699)

Shares:
Weighted average number of common shares outstanding	16,022,060	15,883,050	16,090,550
Dilutive potential common shares	1,332,200	—	—

Weighted average number of diluted common shares outstanding	17,354,260	15,883,050	16,090,550

Basic net income (loss) per share:
Continuing operations	$0.29	$(4.87)	$(3.84)
Discontinued operations	$(0.13)	$(0.14)	$(0.37)
Net income (loss) per share	$0.16	$(5.01)	$(4.21)
Diluted net income (loss) per share:
Continuing operations	$0.27	$(4.87)	$(3.84)
Discontinued operations	$(0.12)	$(0.14)	$(0.37)
Net income (loss) per share	$0.15	$(5.01)	$(4.21)

(s) Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation of discontinued operations (See Note 3(a)).

(t) Subsequent Events

The Company evaluated subsequent events through the time of filing this Form 10-K. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

(3) Restaurant Closings and Other Lease Exit Costs

(a) Discontinued Operations—Restaurant Closings

The Company determined that closed restaurants should be accounted for as discontinued operations in accordance with ASC Topic 360, “Property, Plant, and Equipment”, due to the fact that the Company does not expect any further direct or indirect cash inflows from these restaurants. Accordingly, the results of closed restaurants are included in discontinued operations for all periods presented in the accompanying consolidated financial statements.

During fiscal 2010, the Company recorded a net charge in discontinued operations for the settlement of certain agreements entered into with several landlords related to a guaranty of future rent obligations. These adjustments were related to restaurants that were previously classified as discontinued operations based on their separate and identifiable cash flows. During fiscal 2009, the Company closed its Morton’s steakhouses located in Southfield, Michigan; Westchester, Illinois; Minneapolis, Minnesota; Columbus, Ohio; Vancouver, Canada; and Annapolis, Maryland; closed its Bertolini’s restaurant in King of Prussia, Pennsylvania and closed and sold its Bertolini’s restaurant in Las Vegas (Village Square), Nevada. In connection with the closing of these restaurants, the Company recorded lease exiting and related costs of approximately $2.0 million, representing rent, severance and the write-off of inventory and an additional accrual related to restaurants that were closed in fiscal 2008. During fiscal 2008, the Company recognized an impairment charge of approximately $5.7 million which represented the entire carrying value, less a minimal salvage value, of property and equipment and goodwill associated with the restaurants closed during fiscal 2009. As a result, there was no further impairment recorded during fiscal 2009 related to these restaurants.

As mentioned above, during fiscal December 2009, the Company closed and sold its Bertolini’s restaurant located in Las Vegas, Nevada. In connection with the sale of the land and property and equipment, the Company received net proceeds of $2.1 million. The Company recorded a gain of approximately $0.7 million on the sale, which is included in “Discontinued operations, net of taxes” in the accompanying consolidated statement of operations for fiscal 2009.

During fiscal 2008, the Company closed its Bertolini’s restaurant in Indianapolis, Indiana and its Morton’s steakhouses in Kansas City, Missouri and in Charlotte (SouthPark), North Carolina. In connection with the closing of the Morton’s steakhouse in Charlotte (SouthPark), North Carolina, during fiscal 2008, the Company recorded lease exiting and related costs of approximately $0.4 million pre-tax or $0.2 million after-tax, representing rent, severance and the write-off of inventory. In connection with the closing of the Morton’s steakhouse in Kansas City, Missouri, during fiscal 2008, the Company recorded a net benefit of approximately $0.2 million pre-tax or $0.1 million after-tax, representing the reversal of the related deferred rent obligation partially offset by severance and the write-off of inventory. There was no such charge related to the closing of Bertolini’s in Indianapolis, Indiana. During fiscal 2008, the Company recognized an impairment charge of approximately $36,000 related to the property and equipment of these three restaurants closed during fiscal 2008.

The results of discontinued operations were as follows (amounts in thousands):

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
Revenues	$—	$10,083	$25,107
(Loss) before income taxes	(2,101)	(2,159)	(7,836)
Income tax (benefit)	—	—	(1,965)
Net (loss)	$(2,101)	$(2,159)	$(5,871)

(b) New York Office Closing

During fiscal December 2008, the Company closed its New York Office in New Hyde Park, New York. In connection with the closing of the New York Office, the Company recorded lease exiting and related costs of approximately $0.8 million pre-tax or $0.5 million after-tax, primarily consisting of the present value of remaining lease payments. These costs were reflected in continuing operations and are included in “Lease exiting and related costs” in the accompanying consolidated statement of operations for fiscal 2008.

(4) Property and Equipment

The cost and related accumulated depreciation and amortization of major classes of assets as of January 2, 2011 and January 3, 2010 are set forth below (amounts in thousands):

	January 2, 2011	January 3, 2010
Furniture, fixtures and equipment	$29,635	$27,232
Buildings and leasehold improvements	99,330	92,843
Land	7,300	7,300
Construction in progress	1,320	932

	137,585	128,307
Less: Accumulated depreciation and amortization	46,091	35,864

Property and equipment, net	$91,494	$92,443

(5) Accrued Expenses

Accrued expenses as of January 2, 2011 and January 3, 2010 consisted of the following (amounts in thousands):

	January 2, 2011	January 3, 2010
Deferred revenue from gift certificates and gift cards	$15,542	$16,934
Restaurant operating expenses	6,423	6,680
Payroll and related taxes	5,227	5,252
Sales and use tax	2,589	2,173
Accrued legal costs	1,600	6,139
Rent and property taxes	1,234	1,534
Accrued severance and other post-retirement benefits	—	1,290
Accrued construction costs	1,078	337
Other	2,808	1,920

Total accrued expenses	$36,501	$42,259

(6) Long-term Debt

Long-term debt as of January 2, 2011 and January 3, 2010 consisted of the following (amounts in thousands):

	January 2, 2011	January 3, 2010
Senior credit facility (a)	$55,600	$60,000
Mortgage loan (b)	2,893	3,057
Joint venture loans payable (c)	7,371	2,924
Non-recourse loan (d)	1,638	1,550

Total long-term debt	67,502	67,531
Less: Current portion	3,871	164

Long-term debt, net of current portion	$63,631	$67,367

(a) Senior Credit Facility

Goldman Sachs Bank.

On December 9, 2010, the Company entered into a new five-year $70.0 million Senior Credit Facility with Goldman Sachs which includes a $60.0 million principal amount senior term loan and $10.0 million aggregate principal amount of revolving commitments. The Senior Credit Facility matures on December 8, 2015 and the Company’s wholly-owned subsidiary, Morton’s of Chicago, is the borrower under the facility and most of its domestic subsidiaries are guarantors. As of January 2, 2011, the Company had outstanding borrowings of approximately $55.6 million under the senior term loan and was in compliance with all of the financial covenants under the Senior Credit Facility. Management believes that the carrying value of the outstanding borrowings approximate fair value since interest rates vary with market conditions.

Subject to customary conditions, including the absence of default under the Senior Credit Facility, all of the $10.0 million available under the revolving commitments may be borrowed, repaid and reborrowed, as applicable, until the maturity date thereof. The Company is required to make scheduled installment payments on the senior term loan periodically and any additional voluntary payments reduce these scheduled installment payments on a pro-rata basis. The scheduled payments of $3.7 million, which are due within 12 months of the most recent balance sheet date, are included in “Current portion of long-term debt” on the consolidated balance sheet. In addition, we are also subject to certain mandatory prepayments determined by certain conditions of the Credit Agreement.

Loans made under the Senior Credit Facility bear interest, at the borrower’s option, at a rate per annum equal to either a “Base Rate” or an “Adjusted LIBOR Rate,” in each case plus an applicable margin. The applicable margin is 5.50% for Adjusted LIBOR Rate loans and 4.50% for Base Rate loans until delivery of our financial statements for the fiscal year ending January 1, 2012 and after that the applicable margin for Adjusted LIBOR Rate loans ranges from 4.50% to 5.50% and the applicable margin for the Base Rate loans ranges from 3.50% to 4.50%, in each case, based on our senior leverage ratio. The Adjusted LIBOR Rate is subject to a floor of 1.75% and the Base Rate is subject to a floor of 4.75%. The “Base Rate” is a rate per annum equal to the greater of (i) the rate of interest quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time-to-time and (ii) the federal funds rate plus 0.50% per annum.

The Senior Credit Facility contains various affirmative and negative covenants customary for similar credit facilities. The affirmative covenants include, but are not limited to: delivery of financial statements, maintenance of existence, payment of taxes, maintenance of properties and insurance, and compliance with laws. The negative covenants include, but are not limited to, limitations on indebtedness, liens, negative pledges, restricted payments, investments, disposition of assets, acquisitions, sales and lease-backs and transactions with affiliates. Notwithstanding the limitation on restricted payments, the Company will be permitted to redeem or repurchase its preferred securities.

With respect to the Senior Credit Facility, we are required to comply with a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum senior leverage ratio that ranges from 1.75:1.00 to 2.75:1.00 based on the fiscal year, among various other covenants.

The Senior Credit Facility contains events of default (subject to exceptions, thresholds and grace periods), including, without limitation for: (i) nonpayment of principal or interest; (ii) failure to perform or comply with covenants; (iii) breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy related events (subject to limited exceptions for certain inactive subsidiaries or operating subsidiaries which cease operations); (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; and (ix) certain ERISA matters. Other than in respect of a bankruptcy related event of default, which would result in the automatic and immediate requirement to repay all borrowings and other amounts due, if an event of default occurs the lenders would be entitled to require the immediate repayment of all borrowings and other amounts due under the facility and to seize and sell the collateral pledged to secure the borrowings and other obligations under the facility.

Wachovia Bank (Prior Credit Facility).

On February 14, 2006, the Company entered into a $115.0 million senior revolving credit facility with Wachovia Bank, National Association, as administrative agent, Royal Bank of Canada, as syndication agent and a syndicate of other financial institutions, as lenders. On March 4, 2009, the Company entered into the fifth amendment to the Prior Credit Facility (“Fifth Amendment”). The Fifth Amendment reduced the Prior Credit Facility from $115.0 million to $75.0 million, with a further reduction to $70.0 million effective December 31, 2009. This senior revolving credit facility was terminated on December 9, 2010 in connection with our entering into a new agreement for the five-year Senior Credit Facility with Goldman Sachs. Our indirect wholly-owned subsidiary, Morton’s of Chicago, was the borrower under the facility and most of its other domestic subsidiaries were guarantors of the facility. The Company was in compliance with all of the financial covenants included in its Prior Credit Facility at the time of its termination.

(b) Mortgage loan

During 2001, one of the Company’s subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On January 2, 2011 and January 3, 2010, the aggregate outstanding principal balance was approximately $2.9 million and $3.1 million, respectively, of which approximately $0.2 million and $0.2 million, respectively, of principal is included in “Current portion of long-term debt” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of January 2, 2011, the Company was in compliance with all of the financial covenants in this mortgage loan.

(c) Joint Venture Loans Payable

Also included in the consolidated balance sheets as of January 2, 2011 and January 3, 2010, is a variable interest entity liability (See Note 9) consisting of loans for our Mexico City and Shanghai restaurants totaling $7.4 million and $2.9 million, respectively. The proceeds of the loans were used to fund construction of the respective restaurants, pre-opening costs and initial operating expenses. These loans are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an annual interest rate of 2%.

(d) Non-recourse loan

On April 13, 2009, one of the Company’s subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary borrowed $1.6 million, which is still outstanding as of January 2, 2011. Loan proceeds were used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including for the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014, at which time a balloon payment of the total principal outstanding is due.

(7) Income Taxes

Income (loss) before income taxes from continuing operations for the Company’s domestic and foreign operations was as follows (amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Domestic operations	$2,045	$(43,820)	$(70,334)
Foreign operations	3,185	2,423	(268)

Total	$5,230	$(41,397)	$(70,602)

Income tax expense (benefit) applicable to the results of continuing operations was comprised of the following (amounts in thousands):

		Fiscal 2010	Fiscal 2009	Fiscal 2008
Federal:	Current	$—	$—	$54
	Deferred	—	31,393	(8,212)

		—	31,393	(8,158)

Foreign:	Current	1,099	431	867
	Deferred	(425)	(718)	(50)

		674	(287)	817

State and Local:	Current	652	(62)	633
	Deferred	(152)	5,308	(2,066)

		500	5,246	(1,433)

Income tax expense (benefit)		$1,174	$36,352	$(8,774)

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rates to income (loss) from continuing operations before income taxes as a result of the following (amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Computed “expected” tax (benefit) expense	$1,778	$(14,489)	$(24,711)

Increase (reduction) resulting from:
State and local income taxes, net of federal income tax effect	494	(1,379)	(754)
Foreign rate differential	(58)	(111)	659
FICA and other tax credits	(1,696)	(1,528)	(1,851)
Change in valuation allowance	687	53,010	87
Non-deductible impairment charges	—	—	17,411
Other, net	(31)	849	385

	$1,174	$36,352	$(8,774)

The Company recognized income tax expense of $1.2 million related to pre-tax earnings from continuing operations of $5.2 million for the fiscal year ended January 2, 2011. The Company’s effective tax expense was attributable to non-U.S. and certain state income taxes, an adjustment related to filing our tax returns for fiscal 2009 and other miscellaneous items.

During fiscal 2009, the Company recorded a full valuation allowance against its U.S. federal and state deferred tax assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities reflected in the consolidated balance sheets at the end of fiscal 2010 and fiscal 2009 are presented below (amounts in thousands):

	January 2, 2011	January 3, 2010
Deferred tax assets:
Net operating loss carryforwards	$3,312	$4,122
Deferred revenue on gift certificates and gift cards	3,978	3,563
Accrued liabilities	4,026	6,427
Foreign timing differences	1,026	968
Property and equipment depreciation	8,905	9,626
Deferred rent and start-up amortization	7,514	6,431
FICA and other tax credits	30,086	26,491

Total gross deferred tax assets	58,847	57,628
Less valuation allowance	(56,698)	(56,011)

Net deferred tax assets	2,149	1,617
Deferred tax liabilities:
Intangible asset	27,220	27,371
Smallwares	786	683

Total gross deferred tax liabilities	28,006	28,054

Net deferred tax (liabilities)	$(25,857)	$(26,437)

As noted above, the Company’s consolidated financial statements contain deferred tax assets related to various federal, state and foreign income tax net operating loss (NOL) carryforwards, foreign tax credits and FICA and other tax credits expiring in various periods through 2030, 2020 and 2030, respectively. In addition, the Company has significant deferred income tax assets resulting from other temporary differences related to depreciation, deferred rent, gift certificates and other timing differences. Generally Accepted Accounting Principles (“GAAP”) require the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. In evaluating the Company’s ability to recover its deferred income tax assets, management considered available positive and negative evidence.

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

The full valuation allowance was reflected in income tax expense in continuing operations ($52.9 million) and in discontinued operations ($1.6 million) for all U.S. federal and state deferred income tax assets as of January 3, 2010. The Company’s remaining deferred income tax assets related to its foreign subsidiaries which are not included in the Company’s consolidated federal or state income tax returns.

As of January 2, 2011, management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets.

FICA and other tax credits, including certain state generated credits net of the federal benefit, of $28.4 million have been recorded as deferred tax assets by the Company. Included in this amount are credits aggregating $26.2 million that are for a portion of the employer paid social security taxes on employee cash tips; the remainder of the credits are state credits and foreign tax credits. All of these credits are available to offset federal and state income taxes payable in future years. These credits must generally be utilized after all net operating loss carryovers are utilized. For FICA credits generated in tax years beginning before 1998, the carryforward period is 15 years. For FICA credits generated in tax years beginning after 1997, the carryforward period is 20 years. Currently, we expect that approximately $0.9 million of our tax credits will expire prior to their utilization.

The credits will expire if unused as follows (amounts in thousands):

Year Generated	Amount of Credit	Year of Potential Expiration
1995	$92	2010
1996	1,290	2011
1997	1,348	2012
1998	1,498	2018
1999	1,944	2019
2000/2010	4,076	2020
2004	2,384	2024
2005	2,523	2025
2006	2,781	2026
2007	2,685	2027
2008	2,886	2028
2009	2,349	2029
2010	2,567	2030

Subtotal	28,423
No expiration	2,245

	$30,668

Since fiscal 2006, the Company has elected to treat approximately $3.9 million in foreign tax payments as income tax credits rather than current income tax deductions. The remaining unused credits of $1.7 million expire in 2020. Foreign tax credits are applied first against taxable income before FICA credits. The Company has the option to elect to treat foreign tax payments as current income tax deductions in order to accelerate the use of its FICA credits.

As of January 2, 2011, the Company operates in the foreign jurisdictions of Canada, China, Mexico and Singapore. During fiscal 2010, the Company recorded a deferred tax liability of approximately $0.1 million relating to its Singapore, Hong Kong and Toronto restaurants since the Company plans to repatriate all of the earnings related to these restaurants. The remaining foreign subsidiaries in Macau, Mexico and Shanghai do not have undistributed earnings.

The Company accounts for uncertain tax positions in accordance with ASC Topic 740, formerly known as FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

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

The amount of unrecognized tax benefits and the related interest and penalties as of January 2, 2011 was not material to the Company’s consolidated financial statements. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect the estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liabilities based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting the Company’s estimates of tax liabilities, or the rendering of court decisions affecting its estimates of tax liabilities.

(8) Capital Stock

In February 2006, the Company and certain selling stockholders completed an IPO of shares of common stock. As of January 2, 2011 and January 3, 2010, the authorized capital of MRG consisted of 100,000,000 shares of common stock at $0.01 par value per share with 17,267,571 and 17,126,676 shares of common stock issued and 16,035,571 and 15,894,676 shares of common stock outstanding, respectively, and 30,000,000 shares of preferred stock at $0.01 par value per share with 1,200,000 and no shares issued and outstanding, respectively.

During fiscal 2009, the Company’s Board of Directors authorized the repurchase of a total of $10.0 million of its common stock. The timing and amount of any share repurchases will be determined by the Company’s management based on market conditions and other factors. During fiscal 2008, the Company purchased 1,232,000 shares of its common stock for an aggregate purchase price of approximately $9.4 million. During fiscal 2010 and 2009, the Company did not purchase shares of its common stock.

Pursuant to the terms of the previously disclosed settlement in a nationwide class action regarding wage and hours claims entitled Johnson et al. v. Morton’s Restaurant Group, Inc. et al., brought before the American Arbitration Association (the “Settlement”), the Company issued an aggregate of 1,200,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the “Preferred Stock”) as part of the consideration for the settlement and release of claims against the Company. The Preferred Stock has an aggregate liquidation preference of $6.0 million and the Company will have the right to buy back the Preferred Stock at a price equal to its liquidation preference at any time prior to its conversion. On January 28, 2010, an order approving the Settlement was granted by the United States District Court for the District of Massachusetts. The Company issued the Preferred Stock on February 26, 2010.

The Company did not receive any cash proceeds in connection with the issuance of any of the Preferred Stock. The terms and conditions of the issuance of the Preferred Stock in connection with the Settlement were approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it was proposed to issue the Preferred Stock in the class action had the right to appear, by the United States District Court for the District of Massachusetts. Accordingly, the Preferred Stock was issued in reliance on the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

At any time on or after February 26, 2012, holders of Preferred Stock (“Holders”) may elect to convert some or all of the shares of Preferred Stock held by such Holder into shares of common stock of the Company at a rate of one share of common stock per share of Preferred Stock, subject to certain adjustments. In addition, at any time prior to a voluntary conversion by a Holder, so long as Preferred Stock has traded for any period of ten or more consecutive business days at a price that is equal to or greater than $5.00, the Company shall have the right to convert each share of Preferred Stock into shares of common stock at a rate of one share of Common Stock per share of Preferred Stock, subject to certain adjustments. The Preferred Stock is listed on the New York Stock Exchange for trading under stock symbol “MRT PR A.”

(9) Consolidation of Variable Interest Entity (Joint Venture)

The Company operates a Morton’s Steakhouse in Mexico City, Mexico and in Shanghai, China (opened October 23, 2010) in which the Company has variable interests which have been included in the Company’s consolidated financial statements, due to the fact that the Company is the primary beneficiary in the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating the VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets.

The Company determined it is the primary beneficiary of the two VIEs as the Company is responsible for the day-to-day management and operation of the restaurants, including new menu selection and pricing. These activities were determined to most significantly impact the economic performance of the VIEs. Upon repayment of the outstanding loans, profits from the VIEs will be distributed to the owners in proportion to their ownership interests. The Company is not involved in any VIEs other than those discussed above. The amounts set forth in the table below were included in the Company’s consolidated balance sheets related to the VIEs (amounts in thousands):

	January 2, 2011	January 3, 2010
Restricted cash	$805	$132
Total assets	6,932	3,132
Joint venture loans payable	7,371	2,924

The proceeds of the loans were used to fund construction of the respective restaurants, pre-opening costs and initial operating expenses. These loans are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an interest rate of 2%.

(10) Operating Leases

The Company’s operations are generally conducted in leased premises. As of January 2, 2011, remaining lease terms range from one to 31 years.

In connection with entering into leases, the Company is frequently provided with development allowances from the lessors. These allowances for leasehold improvements, furniture, fixtures and equipment are included in the accompanying consolidated balance sheets and the total amount is amortized on a straight-line basis over the shorter of the lease term or estimated useful lives of the assets as a credit to rent expense. As of January 2, 2011 and January 3, 2010, approximately $0.1 million and $0.2 million, respectively, of development allowances were due from lessors and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

The Company leases certain office and restaurant facilities and related equipment under noncancelable operating lease agreements with third parties. Included in obligations for restaurant operating leases are certain restaurant operating leases for which the Company or another subsidiary of the Company guarantees the performance of the restaurant operating lease for such subsidiary for a portion of the lease term, typically not exceeding the first five years. Certain leases require contingent rental payments based upon a percentage of gross revenues and/or provide for rent deferral during the initial term of such leases. Included in the accompanying consolidated balance sheets are accruals related to such rent deferrals and landlord allowances. For financial reporting purposes, rent expense related to such leases is accounted for on a straight-line basis. The Company recorded non-cash straight-line rent expense in continuing operations of $0.4 million, $3.2 million and $0.3 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, which is included in “Restaurant operating expenses” in the accompanying consolidated statements of operations.

Contingent rental payments on building leases are made based upon a percentage of gross revenues of the individual restaurants that exceed predetermined levels. The percentages of gross revenues to be paid, and the related gross revenues, vary by restaurant. Minimum rental expense and contingent rental expense for such leases are set forth in the table below for each fiscal year (amounts in millions):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Minimum rent expense	$25.1	$21.6	$22.9
Contingent rent expense	1.0	0.9	2.0

Total	$26.1	$22.5	$24.9

Future minimum annual rental commitments under the Company’s operating leases are approximately as follows (amounts in millions):

Fiscal 2011	$28.4
Fiscal 2012	29.0
Fiscal 2013	29.3
Fiscal 2014	28.7
Fiscal 2015	26.8
Fiscal 2016 and thereafter	141.4

Total minimum lease payments	$283.6

(11) Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of January 2, 2011, the aggregate number of shares of the Company’s common stock that was approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During fiscal 2010, the Company granted and issued the following shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan:

Date of Grant	Number of Shares Granted	Stock Price on Grant Date
January 21, 2010	236,150	$3.98
February 1, 2010	9,000	3.94
March 11, 2010	100,000	5.09
May 11, 2010	7,900	6.11
July 27, 2010	8,050	5.33
October 26, 2010	6,000	5.63

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan was as follows:

Number of shares
Unvested restricted stock outstanding as of December 30, 2007	440,790
Granted at a weighted average price of $8.53 per share.	263,050
Vested with 19,598 shares surrendered in lieu of paying taxes (a)	(95,050)
Forfeited by termination	(25,050)

Unvested restricted stock outstanding as of January 4, 2009	583,740
Granted at a weighted average price of $1.79 per share	263,950
Vested with 30,051 shares surrendered in lieu of paying taxes (a)	(143,120)
Forfeited by termination	(48,700)

Unvested restricted stock outstanding as of January 3, 2010	655,870
Granted at a weighted average price of $4.38 per share	367,100
Vested with 42,095 shares surrendered in lieu of paying taxes (a)	(182,990)
Forfeited by termination	(166,780)

Unvested restricted stock outstanding as of January 2, 2011	673,200

(a)	In connection with the vesting of shares, certain employees elected to pay the employee minimum income taxes by surrendering shares in lieu of paying the taxes in cash. Such forfeited shares were cancelled by the Company.

As of January 2, 2011, there were 646,300 shares available for grant and on January 25, 2011, the Company granted and issued an additional 264,850 shares of restricted stock to certain of its employees pursuant to the equity incentive plan.

In accordance with ASC Topic 718, “Compensation – Stock Compensation,” stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Restaurant operating expenses	$369	$398	$375
General and administrative expenses	1,599	1,649	1,565
Marketing and promotional expenses	67	68	62

Stock-based compensation expense before income tax benefit	2,035	2,115	2,002
Income tax benefit	—	—	(453)

Net compensation expense	$2,035	$2,115	$1,549

As of January 2, 2011, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was $3.0 million, which will be recognized over a weighted average period of approximately 2.7 years.

(12) Non-Cash Impairment Charges

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

During fiscal 2009, the Company considered and analyzed impairment indicators related to property and equipment and its intangible asset. Based on its analysis, the Company recorded an impairment charge of approximately $17.0 million relating to certain long-lived assets and an impairment charge of $13.0 million relating to its intangible asset.

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

After performing the interim test for impairment during fiscal 2008, it was determined that the goodwill, the intangible asset and certain long-lived assets were impaired. Accordingly, the Company recorded estimated non-cash impairment charges in continuing operations in the amount of $64.1 million ($41.6 million for goodwill, $6.0 million for the intangible asset and $16.5 million for certain long-lived assets) and non- cash impairment charges related to goodwill and certain long-lived assets in discontinued operations of $2.4 million and $3.3 million, respectively. The Company completed the fair value allocation process necessary to determine the impairment of goodwill and also completed its annual impairment analysis during the fourth quarter of fiscal 2008 and recorded an additional charge in continuing operations of $8.1 million. Additionally, during the fourth quarter of fiscal 2008, the Company recorded an impairment charge in continuing operations of $2.2 million and in discontinued operations of $36,000 relating to certain long-lived assets. These charges were measured and recognized following the guidance in ASC Topic 350 and ASC Topic 360 which require that the carrying value of goodwill, intangible assets and other long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist.

(13) Employee Benefit Plans

Employees of the Company who are over the age of 21 and who have completed six months of service are eligible for voluntary participation in the Morton’s of Chicago Inc. Profit Sharing and Cash Accumulation Plan. Employer contributions to the plan are made at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company did not make employer contributions during fiscal 2010 or fiscal 2009 and employer contributions paid in fiscal 2008 were approximately $0.9 million.

(14) Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” A liability is recorded when the liability is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

During the second quarter of fiscal 2009, the Company recorded a charge related to certain previously disclosed settlements of wage and hour and similar labor claims. The wage and hour claims related to a nationwide class action filed in arbitration and certain individual claims under Illinois wage and hour laws, which were also filed in arbitration. The consideration in the settlements for the wage and hour claims includes the payment of cash over up to a four year period as well as the issuance of Preferred Stock by the Company. The Preferred Stock, which was issued in February 2010 following court approval of the settlement of the nationwide class action in January 2010, has an aggregate liquidation preference of $6.0 million and after two years from the date of its issuance may be converted into 1,200,000 shares of the Company’s common stock. The Company will have the right to buy back the Preferred Stock at a price equal to its liquidation preference at any time prior to its conversion. The Preferred Stock was admitted to trading on the New York Stock Exchange on a “When-Issued” basis on October 25, 2010 and converted to a “Regular Way” basis on November 1, 2010 under the symbol “MRT PR A.” During the third and fourth quarters of fiscal 2009, the Company recorded adjustments to the settlement amount recognized in the second quarter of fiscal 2009 to reflect the change in the estimated fair value of the share-based component of the settlement consideration. The portion of the accrual relating to the Preferred Stock was adjusted to fair value at each quarter end until all contingencies related to the issuance of the preferred stock were removed, which occurred on January 28, 2010, when court approval of the settlement of the nationwide class action was obtained. Accordingly, a final $0.5 million adjustment to the fair value of the Preferred Stock as of January 28, 2010 was recorded during the first quarter of fiscal 2010. As of January 2, 2011 and January 3, 2010 the accrual related to these legal settlements and other similar labor claims was approximately $4.5 million and $10.6 million, respectively, of which approximately $3.0 million and $4.4 million, respectively, is included in “Other liabilities” in the accompanying consolidated balance sheets.

The fair value of the Preferred Stock reflected in the consolidated balance sheet at the time of issuance in February 2010, was determined based on the guidance in ASC 820, “Fair Value Measurements and Disclosures,” which requires use of a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation. The fair value of the liability that is related to the Preferred Stock was calculated based on current market conditions and using a Black-Scholes option pricing model. The Company believes the measurement of the fair value of the Preferred Stock component of the settlement is properly classified as level three in the hierarchy of measurements. The aggregate value of the Preferred Stock that was issued upon final settlement was $3.1 million, or $2.61 per share for the 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the Preferred Stock. The fair value of this instrument at the time of issuance was determined using the following assumptions:

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

In February 2010, two former employees of the San Diego Morton’s steakhouse filed a class action complaint against Morton’s of Chicago/San Diego, Inc. in the Superior Court of the State of California for the County of San Diego, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements. The plaintiffs are seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. On January 7, 2011, the Company’s partial motion for summary judgment was granted and the plaintiffs’ claims for failure to provide rest periods and failure to provide employees with accurate wage statements were dismissed. In addition, on February 18, 2011, the court denied plaintiffs’ motion for class certification. The court has scheduled a trial to hear the individual claims of the two former employees who filed the lawsuit. Based on these developments, at this time the Company does not believe that this litigation will result in any material damages to the Company.

In August 2010, a former employee of the Costa Mesa Morton’s steakhouse filed a state-wide class action complaint against Morton’s of Chicago in the Superior Court of the State of California for the County of Los Angeles, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements as a result of the classification of California-based Assistant Managers and Day Managers as salaried exempt. The plaintiff is seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. In September 2010, the Company removed the case to Federal court and the plaintiff subsequently filed a motion to remand. On January 26, 2011, the plaintiff’s motion to remand was denied. The plaintiff in this matter has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

(15) Financial Information about Geographic Areas

As of January 2, 2011, the Company owned and operated 77 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 26 states and San Juan, Puerto Rico, and six international locations (Toronto, Canada; Hong Kong, China; Macau, China, Shanghai, China; Mexico City, Mexico and Singapore), as well as Trevi, our Italian restaurant, which is located next to the ‘Fountain of the Gods’ at The Forum Shops at Caesars in Las Vegas, NV.

For fiscal 2009, the non-cash impairment charges of approximately $30.0 million, the charge related to the legal settlements of approximately $9.9 million and the employee separation charge of approximately $1.3 million are included in the domestic loss before income taxes from continuing operations.

The information regarding our operations in foreign countries that is reported in the Company’s consolidated statements of operations from continuing operations and consolidated balance sheets is as follows (amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Revenues	$28,284	$23,285	$22,668
Income (loss) before income taxes from continuing operations	2,660	2,065	1,128	(a)
Property and equipment, net	$5,468	$2,939	$2,018	(a)

(a)	Fiscal 2008 income before income taxes from continuing operations generated from operations in foreign countries includes a non-cash impairment charge of approximately $2.5 million relating to certain long-lived assets.

(16) Interim Financial Information (unaudited)

The following is a summary of selected quarterly financial data for continuing operations for the fiscal years ended January 2, 2011 and January 3, 2010 (amounts in thousands, except per share information):

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$75,322	$70,457	$66,247	$84,100	$296,126
Operating income (loss)	2,641	1,055	(1,855)	7,494	9,335
Income (loss) before income taxes from continuing operations	1,688	132	(2,811)	6,221	5,230
Income tax expense (benefit)	433	6	(395)	1,130	1,174
Income (loss) from continuing operations, net of taxes	1,255	126	(2,416)	5,091	4,056
Net income (loss) attributable to noncontrolling interest	34	(147)	(293)	(172)	(578)
Net income (loss) from continuing operations attributable to controlling interest	1,221	273	(2,123)	5,263	4,634
Net income (loss) per share:
Basic	$0.08	$0.02	$(0.13)	$0.33	$0.29
Diluted	$0.07	$0.02	$(0.13)	$0.30	$0.27

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$71,778	$66,421	$63,733	$79,172	$281,104
Operating income (loss)	(317)	(11,343)	(3,692)	(22,123)	(37,475)
Income (loss) before income taxes from continuing operations	(1,211)	(12,320)	(4,743)	(23,123)	(41,397)
Income tax expense (benefit)	590	(6,393)	(1,583)	43,738	36,352
Income (loss) from continuing operations, net of taxes	(1,801)	(5,927)	(3,160)	(66,861)	(77,749)
Net income (loss) attributable to noncontrolling interest	(272)	(31)	31	10	(262)
Net income (loss) from continuing operations attributable to controlling interest	(1,529)	(5,896)	(3,191)	(66,871)	(77,487)
Net income (loss) per share:
Basic	$(0.10)	$(0.37)	$(0.20)	$(4.21)	$(4.87)
Diluted	$(0.10)	$(0.37)	$(0.20)	$(4.21)	$(4.87)

During the second quarter of fiscal 2009, the Company recorded a pre-tax charge of approximately $10.6 million pre-tax or $6.7 million after-tax related to the settlement of certain wage and hour and similar labor claims. During the third and fourth quarters of fiscal 2009, the Company recorded a charge (credit) of approximately $1.1 million pre-tax, or $0.7 million after-tax, and approximately $(1.8) million pre-tax, or $(1.2) million after-tax, respectively, which represents the change in the fair value of the share-based component of such settlement. These net charges were included in “Charge related to legal settlements” in the accompanying consolidated statement of operations for fiscal 2009. During the fourth quarter of fiscal 2009 the Company recorded a non-cash pre-tax impairment charge relating to certain long lived assets and its intangible asset of approximately $30.0 million pre-tax, or $18.3 million after-tax (see Note 12). During the fourth quarter of fiscal 2009 the Company recorded a full valuation allowance against U.S. deferred tax assets of approximately $52.9 million (see Note 7) and a non-recurring charge incurred in connection with the resignation of the Company’s former President and Chief Executive Officer of approximately $1.3 million pre-tax or $0.8 million after-tax.

(17) Subsequent Events

We evaluated all of our activity through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 2, 2011. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of January 2, 2011 at the reasonable assurance level.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal controls and procedures over financial reporting (as defined under the SEC rules) as of January 2, 2011. In making this assessment, the Company’s management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of January 2, 2011, the Company’s internal controls and procedures over financial reporting were effective based on those criteria.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal controls over financial reporting occurred during the fiscal quarter ended January 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The following information appearing in the Company’s 2011 Proxy Statement is incorporated herein by reference:

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

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended January 2, 2011, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

On May 18, 2010, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation

Information appearing under the following headings of the Company’s 2011 Proxy Statement is incorporated herein by reference: “Election of Directors” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing in the Company’s 2011 Proxy Statement, under the headings “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing in the Company’s 2011 Proxy Statement, under the headings “Election of Directors” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding fees paid to the Company’s independent registered public accounting firm and approval of services by our audit committee, appearing in the Company’s 2011 Proxy Statement under the heading “Ratification of Independent Auditors” is incorporated herein by reference.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date March 4, 2011	By:	/S/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director (Principal Executive Officer)

Date March 4, 2011	By:	/S/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 4, 2011	By:	/s/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director (Principal Executive Officer)

Date March 4, 2011	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date March 4, 2011	By:	/s/ WILLIAM C. ANTON
William C. Anton
Director

Date March 4, 2011	By:	/s/ JOHN K. CASTLE
John K. Castle
Director

Date March 4, 2011	By:	/s/ DR. JOHN J. CONNOLLY
Dr. John J. Connolly
Director

Date March 4, 2011	By:	/s/ ROBERT A. GOLDSCHMIDT
Robert A. Goldschmidt
Director

Date March 4, 2011	By:	/s/ STEPHEN E. PAUL
Stephen E. Paul
Director

Date March 4, 2011	By:	/s/ DAVID B. PITTAWAY
David B. Pittaway
Director

Date March 4, 2011	By:	/s/ DIANNE H. RUSSELL
Dianne H. Russell
Director

Date March 4, 2011	By:	/s/ ZANE TANKEL
Zane Tankel
Director

Date March 4, 2011	By:	/s/ ALAN A. TERAN
Alan A. Teran
Director

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.2	Amended and Restated By-Laws of Morton’s Restaurant Group, Inc. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

3.3	Certificate of Designations of the Series A Convertible Preferred Stock (included as an exhibit to our Form 8A, filed on February 25, 2010)

4.1	Specimen of Common Stock Certificate (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

4.2	Specimen Series A Convertible Preferred Stock Certificate (included as an exhibit to our Form 8A, filed on February 25, 2010)

10.1+	Morton’s of Chicago, Inc. Profit Sharing and Cash Accumulation Plan, as Amended, Effective January 1, 1989 (included as an exhibit to Morton’s Restaurant Group, Inc.’s Annual Report on Form 10-K for the year ended January 1, 1995, and incorporated by reference)

10.4	Form of Indemnification Agreement for directors and executive officers (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.6	Registration Rights Agreement, dated as of January 31, 2006, as amended, by and among Morton’s Restaurant Group, Inc., Castle Harlan Partners III, L.P., Laurel Crown Capital, LLC: Series One-LC/Morton’s and certain other parties thereto (included as an exhibit to Amendment No. 3 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 2, 2006, and incorporated by reference)

10.8+	Third Amended and Restated Employment Agreement, dated January 20, 2006, between Morton’s Restaurant Group, Inc. and Thomas J. Baldwin (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.9+	Letter Agreement, dated January 11, 2006 between Morton’s Restaurant Group, Inc. and James W. Kirkpatrick (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.10+	Form of Employee Subscription Agreement of Morton’s Holdings, LLC (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.11+	2006 Morton’s Restaurant Group, Inc. Stock Incentive Plan (included as an exhibit to Amendment No. 2 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on January 23, 2006, and incorporated by reference)

10.12+	Letter Agreement, dated July 1, 2005, between Morton’s Restaurant Group, Inc. and Edie A. Ames (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K dated July 12, 2005, and incorporated by reference)

Exhibit Number	Description

10.13	Form of Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, the parties designated as lenders therein, Wachovia Bank, N.A., Royal Bank of Canada, Wachovia Capital Markets, LLC and RBC Capital Markets (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.14	Form of Security Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.15	Form of Pledge Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Wachovia Bank, N.A. (included as an exhibit to Amendment No. 4 to Morton’s Restaurant Group, Inc.’s Registration Statement on Form S-1, filed on February 7, 2006, and incorporated by reference)

10.16	First Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.17	Second Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.18	Third Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to our Fiscal 2007 Form 10-K on March 3, 2008, and incorporated by reference)

10.19	Fourth Amendment to Credit Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N. A. as administrative agent for the parties designated as lenders under the credit agreement (included as an exhibit to 8-K filed on September 26, 2008, and incorporated by reference)

10.20	Fifth Amendment to Credit Agreement and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Wachovia Bank, N.A. as administrative agent for the parties designated as lenders under the credit agreement. (included as an exhibit to 8-K filed on March 4, 2009, and incorporated by reference)

10.21	Credit and Guaranty Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein, and Goldman Sachs Bank USA (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K filed on December 14, 2010, and incorporated by reference)

10.22	Pledge and Security Agreement by and among Morton’s of Chicago, Inc., Morton’s Restaurant Group, Inc., the parties designated as guarantors therein and Goldman Sachs Bank USA (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K filed on December 14, 2010, and incorporated by reference)

10.23+	Employment Agreement, dated January 25, 2011, between Morton’s Restaurant Group, Inc. and Christopher J. Artinian (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K filed on January 31, 2011, and incorporated by reference)

Exhibit Number		Description

10.24+		Employment Agreement, dated January 25, 2011, between Morton’s Restaurant Group, Inc. and Ronald M. DiNella (included as an exhibit to Morton’s Restaurant Group, Inc.’s Form 8-K filed on January 31, 2011, and incorporated by reference)

21.1	*	List of Subsidiaries of Morton’s Restaurant Group, Inc.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Management contracts or compensatory plans or arrangements.