Form 10-Q
period 2011-04-03
MORTONS RESTAURANT GROUP INC
filed 2011-05-06
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

As of April 29, 2011, the registrant had 16,913,890 shares of its Common Stock, $0.01 par value, outstanding.

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

(iii)	public health issues, including, without limitation risks relating to the spread of pandemic diseases,

(iv)	risks regarding the timing or whether the Company will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company’s business plan or a sale of the Company, and

(v)	other risks detailed in “Item 1A. Risk Factors” herein, in the Company’s most recent Form 10-K and in the Company’s other reports filed from time to time with the Securities and Exchange Commission.

In addition, the Company’s ability to open new restaurants is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s Senior Credit Facility (as defined in Note 8 “Long Term Debt” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report) and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Part I-Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	April 3, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,248	$1,214
Restricted cash	1,403	1,435
Accounts receivable	5,644	6,407
Inventories	10,431	10,819
Prepaid expenses and other current assets	4,566	4,180
Income taxes receivable	44	96

Total current assets	23,336	24,151

Property and equipment, at cost:
Furniture, fixtures and equipment	30,735	29,635
Buildings and leasehold improvements	102,358	99,330
Land	7,300	7,300
Construction in progress	98	1,320

	140,491	137,585
Less: accumulated depreciation and amortization	48,785	46,091

Property and equipment, net	91,706	91,494

Intangible asset	73,000	73,000
Goodwill	6,962	6,938
Other assets and deferred expenses, net	6,176	6,231

	$201,180	$201,814

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	April 3, 2011	January 2, 2011
	(unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$12,736	$11,703
Accrued expenses, including deferred revenue from gift certificates and gift cards of $12,708 and $15,542 at April 3, 2011 and January 2, 2011, respectively	32,318	36,501
Current portion of long-term debt	3,875	3,871
Accrued income taxes	978	936

Total current liabilities	49,907	53,011

Long-term debt, net of current portion	64,267	63,631
Deferred income taxes, net	25,905	25,857
Deferred rent and landlord allowances	42,364	42,520
Other liabilities	3,281	3,671

Total liabilities	185,724	188,690

Commitments and contingencies
Equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, 1,200,000 issued and outstanding at April 3, 2011 and at January 2, 2011	12	12
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,412,080 and 17,267,571 issued and 16,180,080 and 16,035,571 outstanding at April 3, 2011 and January 2, 2011, respectively	175	173
Additional paid-in capital	174,823	174,828
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at April 3, 2011 and January 2, 2011	(9,395)	(9,395)
Accumulated other comprehensive income	1,119	961
Accumulated deficit	(150,634)	(152,790)

Total stockholders’ equity of controlling interest	16,100	13,789
Noncontrolling interest, net of taxes	(644)	(665)

Total equity	15,456	13,124

	$201,180	$201,814

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended
	April 3, 2011	April 4, 2010
	(unaudited)
Revenues	$82,523	$75,322
Food and beverage costs	25,617	22,661
Restaurant operating expenses	42,862	41,232
Pre-opening costs	272	104
Depreciation and amortization	2,661	2,498
General and administrative expenses	5,011	4,250
Marketing and promotional expenses	1,526	1,396
Charge related to legal settlements	481	540

Operating income	4,093	2,641
Interest expense, net	1,342	953

Income before income taxes from continuing operations	2,751	1,688
Income tax expense	576	433

Income from continuing operations, net of taxes	2,175	1,255
Discontinued operations, net of taxes	—	(14)

Net income	2,175	1,241
Net income attributable to noncontrolling interest	19	34

Net income attributable to controlling interest	$2,156	$1,207

Amounts attributable to controlling interest:
Income from continuing operations, net of taxes	$2,156	$1,221
Discontinued operations, net of taxes	—	(14)

Net income	$2,156	$1,207

Basic net income per share:
Continuing operations	$0.13	$0.08
Discontinued operations	$0.00	$0.00
Net income per share	$0.13	$0.08
Diluted net income per share:
Continuing operations	$0.12	$0.07
Discontinued operations	$0.00	$0.00
Net income per share	$0.12	$0.07
Shares used in computing net income per share
Basic	16,128,655	15,987,035
Diluted	17,604,817	16,731,590

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Three month periods ended
	April 3, 2011	April 4, 2010
	(unaudited)
Cash flows from operating activities:
Net income	$2,175	$1,241
Adjustments to reconcile net income attributable to controlling interest to net cash used in operating activities:
Depreciation, amortization and other non-cash charges	2,900	3,195
Non-cash portion of charge related to legal settlements	—	540
Deferred income taxes	354	43
Change in assets and liabilities:
Accounts receivable	769	1,521
Inventories	400	501
Prepaid expenses and other assets	(411)	(1,827)
Income taxes receivable	52	333
Accounts payable	1,016	(909)
Accrued expenses	(3,504)	(5,084)
Other liabilities	(390)	381
Accrued income taxes	(210)	25

Net cash provided by (used in) operating activities	3,151	(40)

Cash flows from investing activities:
Purchases of property and equipment	(3,634)	(1,199)

Net cash used in investing activities	(3,634)	(1,199)

Cash flows from financing activities:
Borrowings under senior credit facility	5,300	4,600
Payments made on senior credit facility	(4,731)	(3,300)
Principal reduction on obligation to financial institution	(43)	(40)
Borrowings under non-recourse loan	—	88
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(323)	(156)
Decrease in restricted cash	32	99
Payments made under joint venture loan payable	(21)	—
Payments of deferred financing costs	(6)	—

Net cash provided by financing activities	208	1,291

Effect of exchange rate changes on cash	309	(16)

Net increase in cash and cash equivalents	34	36
Cash and cash equivalents at beginning of period	1,214	1,141

Cash and cash equivalents at end of period	$1,248	$1,177

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

April 3, 2011 and April 4, 2010

1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Morton’s Restaurant Group, Inc. and its subsidiaries (“MRG,” the “Company,” the “controlling interest,” “we,” “us” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

The preparation of financial statements in accordance with GAAP requires management of the Company to make estimates and assumptions relating to assets, liabilities, revenues and expenses reported during the period. Actual results could differ from those estimates.

The Company uses a 52/53 week fiscal year which ends on the Sunday closest to January 1. Approximately every six or seven years, a 53rd week is added. Fiscal 2011 and fiscal 2010 are each 52 week years.

MRG was incorporated as a Delaware corporation on October 3, 1988. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of shares of common stock. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. Since then, Morton’s has grown to 77 restaurants (“Morton’s”) and one Trevi restaurant (“Trevi”) as of April 3, 2011.

2)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Furthermore, the issuance of Series A Convertible Preferred Stock (“Preferred Stock”) in connection with the settlement of certain wage and hour litigation during the three month period ended April 4, 2010 (see Note 12), is reflected as a non-cash transaction in the consolidated statements of cash flows.

The following table sets forth the amount of interest paid, including capitalized interest, and net income taxes paid for each period presented in the statement of cash flows (amounts in thousands):

	Three month periods ended
	April 3, 2011	April 4, 2010
Interest paid	$124	$758
Capitalized interest	20	3
Income taxes paid, net of refunds	381	34

3)	Income Taxes

The Company recognized income tax expense of $0.6 million on pre-tax income related to continuing operations of $2.8 million for the three month period ended April 3, 2011. The Company’s effective tax rate was 20.9% for the three month period ended April 3, 2011 and was attributable to non-U.S. income taxes, as well as current federal and certain state income taxes payable. Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets. Management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets.

4)	Net Income per Share

The Company computes net income per common share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income per share has been computed by dividing net income by the weighted average shares outstanding for the period. Diluted net income per share is calculated in the same manner, but adjusts shares outstanding to reflect the potential dilution that would occur if unvested restricted stock awards were vested and if the preferred shares outstanding had been converted to common shares. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and, therefore, these securities are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.

The following table sets forth the approximate number of shares that were not included in the calculation of diluted net income per share because their effect would have been anti-dilutive, if any, and the computation of basic and diluted net income per share (amounts in thousands, except share and per share amounts):

	Three month periods ended
	April 3, 2011	April 4, 2010
Potentially dilutive shares that are considered anti-dilutive:
Restricted stock	459,000	348,000
Income from continuing operations, net of taxes	$2,156	$1,221
Discontinued operations, net of taxes	—	(14)

Net income attributable to controlling interest	$2,156	$1,207

Shares:
Weighted average number of basic common shares outstanding	16,128,655	15,987,035
Dilutive potential common shares	1,476,162	744,555

Weighted average number of diluted common shares outstanding	17,604,817	16,731,590

Basic net income per share:
Continuing operations	$0.13	$0.08
Discontinued operations	$0.00	$0.00
Net income per share	$0.13	$0.08
Diluted net income per share:
Continuing operations	$0.12	$0.07
Discontinued operations	$0.00	$0.00
Net income per share	$0.12	$0.07

5)	Comprehensive Income

The components of comprehensive income for the three month periods ended April 3, 2011 and April 4, 2010 are as follows (amounts in thousands):

	Three month periods ended
	April 3, 2011	April 4, 2010
Net income attributable to controlling interest	$2,156	$1,207
Other comprehensive income:
Foreign currency translation	158	—

Comprehensive income attributable to controlling interest	2,314	1,207
Comprehensive income attributable to noncontrolling interest	19	34

Comprehensive income	$2,333	$1,241

6)	Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 MRG Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of April 3, 2011, the aggregate number of shares of the Company’s common stock approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During the three month period ended April 3, 2011, the Company granted and issued the following shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan:

Date of Grant	Number of Shares Granted	Stock Price on Grant Date
January 25, 2011	264,850	$6.62

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan during the three month period ended April 3, 2011 was as follows:

Number of Shares
Unvested restricted stock outstanding as of January 2, 2011	673,200
Granted at a weighted average price of $6.62 per share	264,850
Vested with 49,531 shares surrendered in lieu of paying taxes (a)	(194,040)
Forfeited by termination	(9,240)

Unvested restricted stock outstanding as of April 3, 2011	734,770

(a)	In connection with the vesting of shares, certain employees elected to pay the employee minimum income taxes by surrendering shares in lieu of paying the taxes in cash. Such forfeited shares were cancelled by the Company.

As of April 3, 2011, there were 390,690 shares available for grant pursuant to the equity incentive plan.

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

	Three month periods ended
	April 3, 2011	April 4, 2010
Restaurant operating expenses	$110	$90
General and administrative expenses	186	384
Marketing and promotional expenses	24	17

Net compensation expense	$320	$491

As of April 3, 2011, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $3.6 million, which will be recognized over a weighted average period of approximately 3.6 years.

7)	Financial Information about Geographic Areas

As of April 3, 2011, the Company owned and operated 77 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 26 states and San Juan, Puerto Rico, and 6 international locations (Toronto, Canada; Hong Kong, China; Macau, China, Shanghai, China; Mexico City, Mexico and Singapore), as well as Trevi, our Italian restaurant, which is located next to the ‘Fountain of the Gods’ at The Forum Shops at Caesars Palace in Las Vegas, NV.

Income before income taxes from continuing operations for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended
	April 3, 2011	April 4, 2010
Domestic (72 restaurants at April 3, 2011 and April 4, 2010)	$1,391	$775
Foreign (6 and 5 restaurants at April 3, 2011 and April 4, 2010, respectively)	1,360	913

Total	$2,751	$1,688

Domestic income before income taxes from continuing operations includes certain corporate expenses and other charges that relate to our U.S. based headquarters, and are included in domestic operations but not allocated to the foreign operations. A $0.7 million charge relating to the settlement of certain wage and hour and similar labor claims as well as relating to professional fees associated with the previously announced exploration of strategic alternatives is included in the domestic income before income taxes from continuing operations for the three month periods ended April 3, 2011. The charge related to the legal settlements of approximately $0.5 million is included in the domestic income before income taxes from continuing operations for the three month periods ended April 4, 2010 (see Note 12).

8)	Long-Term Debt

Long-term debt as of April 3, 2011 and January 2, 2011 consisted of the following (amounts in thousands):

	April 3, 2011	January 2, 2011
Senior credit facility (a)	$56,169	$55,600
Mortgage loan (b)	2,850	2,893
Joint venture loans payable (c)	7,485	7,371
Non-recourse loan (d)	1,638	1,638

Total long-term debt	68,142	67,502
Less: Current portion	3,875	3,871

Long-term debt, net of current portion	$64,267	$63,631

(a) Senior Credit Facility

Goldman Sachs Bank

On December 9, 2010, the Company entered into a new five-year $70.0 million senior credit facility with Goldman Sachs which includes a $60.0 million principal amount senior term loan and $10.0 million aggregate principal amount of revolving commitments (“Senior Credit Facility”). The Senior Credit Facility matures on December 8, 2015. The Company’s wholly-owned subsidiary, Morton’s of Chicago, is the borrower under the facility and most of its domestic subsidiaries are guarantors. As of April 3, 2011, the Company had outstanding borrowings of approximately $55.2 million under the senior term loan and $1.0 million under the revolver, and was in compliance with all of its financial covenants. Management believes that the carrying value of the outstanding borrowings approximate fair value since interest rates vary with market conditions.

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

The Senior Credit Facility contains various affirmative and negative covenants customary for similar credit facilities. The affirmative covenants include, but are not limited to: delivery of financial statements, maintenance of existence, payment of taxes, maintenance of properties and insurance, and compliance with laws. The negative covenants include, but are not limited to: limitations on indebtedness, liens, negative pledges, restricted payments, investments, disposition of assets, acquisitions, sales and lease-backs and transactions with affiliates. Notwithstanding the limitation on restricted payments, the Company will be permitted to redeem or repurchase its preferred securities.

With respect to the Senior Credit Facility, we are required to comply with a minimum fixed charge coverage ratio of 1.15:1.00 and a maximum senior leverage ratio that ranges from 1.75:1.00 to 2.75:1.00 based on the fiscal year, among various other covenants.

The Senior Credit Facility contains events of default (subject to exceptions, thresholds and grace periods), including, without limitation, for: (i) nonpayment of principal or interest; (ii) failure to perform or comply with covenants; (iii) breaches of representations and warranties; (iv) cross-defaults with certain other indebtedness; (v) certain bankruptcy related events (subject to limited exceptions for certain inactive subsidiaries or operating subsidiaries which cease operations); (vi) impairment of security interests in collateral; (vii) invalidity of guarantees; (viii) monetary judgment defaults; and (ix) certain ERISA matters. Other than in respect of a bankruptcy related event of default, which would result in the automatic and immediate requirement to repay all borrowings and other amounts due, if an event of default occurs the lenders would be entitled to require the immediate repayment of all borrowings and other amounts due under the facility and to seize and sell the collateral pledged to secure the borrowings and other obligations under the facility.

(b) Mortgage loan

During fiscal 2001, one of the Company’s subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On both April 3, 2011 and January 2, 2011, the aggregate outstanding principal balance due on this mortgage loan was approximately $2.9 million, of which approximately $0.2 million of principal is included in “Current portion of long-term debt” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of April 3, 2011, the Company was in compliance with all of the financial covenants of this mortgage loan.

(c) Joint Venture Loans Payable

Also included in the consolidated balance sheets as of April 3, 2011 and January 2, 2011, are liabilities related to variable interest entities (See Note 9) consisting of loans for the Company’s Mexico City and Shanghai restaurants totaling $7.5 million and $7.4 million, respectively. The proceeds of the loans were used to fund construction of the respective restaurants, pre-opening costs and initial operating expenses. These loans are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an annual interest rate of 2%.

(d) Non-recourse loan

On April 13, 2009, one of the Company’s subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary borrowed $1.6 million, which is still outstanding as of April 3, 2011. Loan proceeds were used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including for the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due.

9)	Consolidation of Variable Interest Entities (Joint Ventures)

The Company operates Morton’s Steakhouses in Mexico City, Mexico and in Shanghai, China in which the Company has variable interests which have been included in the Company’s consolidated financial statements, due to the fact that the Company is the primary beneficiary in the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on the Company’s general assets but rather represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating the VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets.

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

	April 3, 2011	January 2, 2011
Restricted cash	$803	$805
Total assets	7,070	6,942
Joint venture loans payable	7,485	7,371

10)	Restaurant Activity

During the three month period ended April 3, 2011, the Company opened a new Morton’s Steakhouse in the Uptown area of Dallas, TX, which also includes a Bar 12•21.

11)	Discontinued Operations

The Company accounts for closed restaurants as discontinued operations in accordance with ASC Topic 360, “Property, Plant and Equipment,” due to the fact that the Company does not expect any further direct or indirect cash flows from these restaurants. Accordingly, the results of closed restaurants are included in discontinued operations for all periods presented in the accompanying consolidated financial statements. The results of discontinued operations were as follows (amounts in thousands):

	Three month periods ended
	April 3, 2011	April 4, 2010
Revenues	$—	$—
Loss before income taxes	—	(14)
Income tax benefit	—	—
Net loss	$—	$(14)

12)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” A liability is recorded when it is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

During the second quarter of fiscal 2009, the Company recorded a charge related to the previously disclosed settlement of wage and hour claims related to a nationwide class action filed in arbitration. The consideration in the settlement includes the payment of cash over up to a four year period as well as the issuance of Preferred Stock by the Company. The cash portion of the settlement was recorded at the present value of the future payments. The Preferred Stock, which was issued in February 2010 following court approval of the settlement in January 2010, has an aggregate liquidation preference of $6.0 million and after two years from the date of its issuance may be converted into 1,200,000 shares of the Company’s common stock. The Company will have the right to buy back the Preferred Stock at a price equal to its liquidation preference at any time prior to its conversion. The Preferred Stock was admitted to trading on the New York Stock Exchange on a “When-Issued” basis on October 25, 2010 and converted to a “Regular Way” basis on November 1, 2010 under the symbol “MRT PR A.” The portion of the accrual relating to the Preferred Stock was adjusted to fair value at each quarter end until all contingencies related to the issuance of the Preferred Stock were removed. These contingencies were removed on January 28, 2010, when court approval of the settlement was obtained. Accordingly, a final adjustment to the fair value of the Preferred Stock as of January 28, 2010 was recorded during the first quarter of fiscal 2010. The aggregate value of the Preferred Stock that was issued upon final settlement was $3.1 million, or $2.61 per share for the 1,200,000 shares of the Company’s common stock which could be issued upon conversion of the Preferred Stock. The fair value of the Preferred Stock reflected in the consolidated balance sheet at the time of issuance was determined based on the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures.” As of April 3, 2011 and January 2, 2011 the accrual related to this settlement was approximately $4.2 million and $4.5 million, respectively, of which approximately $2.8 million and $3.0 million, respectively, is included in “Other liabilities” in the accompanying consolidated balance sheets.

In February 2010, two former employees of the San Diego Morton’s steakhouse filed a class action complaint against Morton’s of Chicago/San Diego, Inc. in the Superior Court of the State of California for the County of San Diego, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements. The plaintiffs are seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. On January 7, 2011, the Company’s partial motion for summary judgment was granted and the plaintiffs’ claims for failure to provide rest periods and failure to provide employees with accurate wage statements were dismissed. In addition, on February 18, 2011, the court denied plaintiffs’ motion for class certification. In May 2011, a settlement and release agreement was entered into by the parties resolving this matter.

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

13)	Subsequent Events

We evaluated all of our activity through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Unaudited Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Overview

Many parts of the world including the United States have been in, or are recovering from, a recession and despite the recent increases in comparable sales we have experienced, we believe that weak general economic conditions could continue through the rest of 2011 and possibly beyond. The ongoing impact of the housing crisis and high unemployment may further exacerbate current economic conditions. We continue to experience many of the same challenges our partners and competitors in the industry are facing. As a result of these economic conditions, our guests may become more apprehensive about the economy and/or related factors, and may reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence caused by uncertainty in the current state of the global economy could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results.

Results of Operations

Three Month Period Ended April 3, 2011 (13 weeks) compared to Three Month Period Ended April 4, 2010 (13 weeks)

Our income from continuing operations, net of taxes, for the three month period ended April 3, 2011 was $2.2 million compared to $1.2 million for the three month period ended April 4, 2010. The change is primarily due to an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2010 and the three month period ended April 3, 2011.

Revenues increased $7.2 million, or 9.6%, to $82.5 million for the three month period ended April 3, 2011, from $75.3 million for the three month period ended April 4, 2010. Revenues increased $5.4 million, or 7.5%, due to an increase in revenues from comparable restaurants. Revenues increased $1.4 million due to the opening of our Shanghai restaurant in fiscal 2010. Revenues increased $0.4 million due to an increase in revenues from our Trevi restaurant and other revenues.

Average revenue per restaurant open all of either period being compared increased 8.2%. Revenues for the three month period ended April 3, 2011 also reflect the impact of menu price increases of 1.2% in June 2010, 1.0% in July 2010, 2.7% in December 2010 and 0.9% in January 2011 at our Morton’s steakhouses.

Food and beverage costs increased $2.9 million, or 13.0%, to $25.6 million for the three month period ended April 3, 2011, from $22.7 million for the three month period ended April 4, 2010. The increase was directly related to the increase in sales as well as higher beef and other food costs as compared to the prior year period. Food and beverage costs as a percentage of revenues increased to 31.0% for the three month period ended April 3, 2011 from 30.1% for the three month period ended April 4, 2010. This increase was primarily due to the impact of higher beef and other food costs, partially offset by menu price increases when compared to the three month period ended April 4, 2010.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $1.6 million, or 4.0%, to $42.9 million for the three month period ended April 3, 2011, from $41.2 million for the three month period ended April 4, 2010. This increase was primarily due to an increase in salaries, wages and other benefits, increased credit card commissions and increased costs due to the opening of our Shanghai restaurant during fiscal 2010. Included in the three month periods ended April 3, 2011 and April 4 2010 is non-cash straight–line rent expense of $(0.2) million and $0.1 million, respectively. Restaurant operating expenses as a percentage of revenues decreased to 51.9% for the three month period ended April 3, 2011, from 54.7% for the three month period ended April 4, 2010. This decrease was primarily due to the leveraging effect on the fixed cost base caused by positive comparable restaurant revenues.

Pre-opening costs increased $0.2 million to $0.3 million for the three month period ended April 3, 2011, from $0.1 million for the three month period ended April 4, 2010. We expense all costs incurred during restaurant start-up activities, including training, travel and legal, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.2 million, or 6.5%, to $2.7 million for the three month period ended April 3, 2011, from $2.5 million for the three month period ended April 4, 2010. This increase was due to depreciation and amortization relating to our Shanghai restaurant, which opened in October 2010, and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $0.8 million, or 17.9%, to $5.0 million for the three month period ended April 3, 2011, from $4.3 million for the three month period ended April 4, 2010. General and administrative expenses as a percentage of revenues increased to 6.1% for the three month period ended April 3, 2011 from 5.6% for the three month period ended April 4, 2010. These increases were primarily due to increased legal costs associated with various matters and professional fees associated with the previously announced exploration of strategic alternatives.

Marketing and promotional expenses increased $0.1 million, or 9.3%, to $1.5 million for the three month period ended April 3, 2011, from $1.4 million for the three month period ended April 4, 2010. Marketing and promotional expenses as a percentage of revenues decreased 0.1% to 1.8% for the three month period ended April 3, 2011 from 1.9% during the three month period ended April 4, 2010.

Charge related to legal settlements of $0.5 million for the three month period ended April 3, 2011 relates to the settlement of certain wage and hour and similar labor claims. Charge related to legal settlements of $0.5 million for the three month period ended April 4, 2010 relates to the change in the fair value of the Company’s Preferred Stock issued in February 2010 in connection with the fiscal 2009 settlement of certain wage and hour litigation. The charge represents the final adjustment to the fair value of the Preferred Stock as of the January 28, 2010 court approval date. The fair value of the Preferred Stock issued in the settlement was calculated based on market conditions at the time of issuance using a Black-Scholes option pricing model.

Interest expense, net increased $0.4 million, or 40.8%, to $1.3 million for the three month period ended April 3, 2011, from $1.0 million for the three month period ended April 4, 2010. This increase was primarily due to an increase in the Company’s interest rates on its new credit facility during the three month period ended April 3, 2011, when compared to the rates on the prior credit facility that was effective during the three month period ended April 4, 2010. Interest income for the three month periods ended April 3, 2011 and April 4, 2010 was insignificant.

Provision for income taxes consisted of income tax expense of $0.6 million and $0.4 million for the three month periods ended April 3, 2011 and April 4, 2010, respectively. Our effective tax rate was 20.9% and 25.7% for the three month periods ended April 3, 2011 and April 4, 2010, respectively.

Net income attributable to noncontrolling interest of $19,000 and $34,000 for the three month periods ended April 3, 2011 and April 4, 2010, respectively, consists of our partners’ 49.99% share of the net income of the Morton’s steakhouses located in Mexico City, Mexico and Shanghai, China.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would negatively affect the availability of funds, we expect to finance our operations for fiscal 2011 through cash provided by operations and borrowings available under our Senior Credit Facility. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. We had cash and cash equivalents of $1.2 million as of April 3, 2011 and January 2, 2011.

Based on our current projections, we believe that our cash and cash equivalents and cash flow from operations will be sufficient to meet our working capital and investment requirements and our debt service obligations for the next twelve months. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs.

Working Capital and Cash Flows

As of April 3, 2011, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. We do not have significant receivables. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories historically have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash provided by operating activities for the three month period ended April 3, 2011 was $3.2 million and primarily consisted of net income of $2.2 million that included non-cash depreciation, amortization and other non-cash charges of $3.3 million, which was offset by cash outflows primarily for accrued expenses, as well as other changes in assets and liabilities, of $2.3 million. The improvement in cash flow from operations over the prior year period was due to higher net income and lower cash required for working capital items.

Investing Activities

Cash used in investing activities for the three month period ended April 3, 2011 was $3.6 million and consisted of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the three month period ended April 3, 2011 was $0.2 million and primarily consisted of proceeds from net borrowings under our Senior Credit Facility of $0.5 million, partially offset by the payment of minimum income taxes for shares vested and surrendered by employees of $0.3 million.

Contractual Commitments

Restaurant Operating Leases

Our obligations include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

See Note 8 “Long-Term Debt” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our debt obligations. The following table represents our contractual commitments associated with our debt, lease and other obligations as of April 3, 2011 (amounts in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Senior credit facility	$3,262	$4,892	$5,538	$5,538	$36,939	$—	$56,169
Interest on senior credit facility (a)	3,031	3,789	3,412	3,010	1,973	—	15,215
Mortgage loan	136	196	215	235	257	1,811	2,850
Interest on mortgage loan (a)	191	239	220	200	178	474	1,502
JV Loans Payable	1,368	1,885	1,900	619	440	1,273	7,485
Interest on JV loans payable (a)	74	49	19	2	—	—	144
Non-recourse loan	—	—	—	1,638	—	—	1,638
Interest on non-recourse loan (a)	98	131	131	98	—	—	458

Subtotal	8,160	11,181	11,435	11,340	39,787	3,558	85,461
Operating leases	20,732	29,053	29,904	29,343	27,480	142,181	278,693
Legal settlements	1,534	1,763	1,600	—	—	—	4,897
Purchase commitments	16,513	—	—	—	—	—	16,513

Total	$46,939	$41,997	$42,939	$40,683	$67,267	$145,739	$385,564

(a)	Interest is based on borrowings as of April 3, 2011 and interest rates as of April 29, 2011.

Capital Expenditures

During the first three months of fiscal 2011, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $3.9 million. We estimate that we will expend up to an aggregate of $7.3 million in fiscal 2011 for fixed assets and related investment costs, including pre-opening costs of approximately $0.3 million, for the relocation of one restaurant, ordinary refurbishment of existing restaurants and to remodel the bar area in selected restaurants to include our Bar 12•21 concept. Cash capital expenditures in fiscal 2011 are expected to be reduced by landlord contributions of approximately $0.1 million. We anticipate that funds generated through operations and through borrowings under our Senior Credit Facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2011. We cannot be sure, however, that this will be the case.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to the potential for losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of April 3, 2011, we owned and operated six international restaurants, one each in Hong Kong, China; Macau, China; Shanghai, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. The cash flow risk associated with these rate changes is largely mitigated by the fact that both revenues and expenses of these locations are denominated in the local currency, which is also the functional currency. However, these changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 3, 2011, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our Senior Credit Facility that are payable at floating rates of interest. Our other indebtedness, including our mortgage, non-recourse loan and joint venture loans, are payable at fixed rates of interest. As of April 3, 2011, there were borrowings outstanding under our floating rate Senior Credit Facility of $56.2 million. As a result, a hypothetical 10% fluctuation in interest rates would have an impact of approximately $0.1 million on pre-tax earnings for the three month period ended April 3, 2011.

We are exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $1.1 million on pre-tax earnings for the three month period ended April 3, 2011.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 3, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2011 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

See Note 12 “Legal Matters and Contingencies” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011, except as set forth below.

The results and impact of our announcement that we are exploring strategic alternatives cannot be determined.

In March 2011, we announced that we are exploring strategic alternatives, which may include a potential sale of the Company. There can be no assurance that our review of strategic alternatives will result in any agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We do not intend to disclose further developments with respect to this process, unless and until our board of directors approves a specific transaction or otherwise concludes the review of strategic alternatives. The process of exploring strategic alternatives may result in the incurrence of legal and other professional fees, be disruptive to our business operations, and create uncertainties with current and potential vendors, employees and business relationships, which could affect our business, financial condition or results of operations. In addition, the market price of our stock may be volatile as we consider strategic alternatives, and volatility may persist or be increased if and when a decision to pursue a particular alternative (or no alternative) is announced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended April 3, 2011, the Company did not purchase shares of its common stock.

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

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date:	May 6, 2011	By:	/s/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	May 6, 2011	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)