Form 10-Q
period 2011-07-03
MORTONS RESTAURANT GROUP INC
filed 2011-08-02
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ or No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ or No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ or No  ☑.

As of July 28, 2011, the registrant had 16,901,860 shares of its Common Stock, $0.01 par value, outstanding.

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

(iv)	risks regarding the timing or whether the Company will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company’s business plan or a sale of the Company; and

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

Part I-Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	July 3, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,151	$1,214
Restricted cash	1,532	1,435
Accounts receivable	4,456	6,407
Inventories	10,197	10,819
Prepaid expenses and other current assets	3,307	4,180
Income taxes receivable	44	96

Total current assets	20,687	24,151

Property and equipment, at cost:
Furniture, fixtures and equipment	31,203	29,635
Buildings and leasehold improvements	103,491	99,330
Land	7,300	7,300
Construction in progress	198	1,320

	142,192	137,585
Less: accumulated depreciation and amortization	51,562	46,091

Property and equipment, net	90,630	91,494

Intangible asset	73,000	73,000
Goodwill	6,990	6,938
Other assets and deferred expenses, net	6,096	6,231

	$197,403	$201,814

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	July 3, 2011	January 2, 2011
	(unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$9,692	$11,703
Accrued expenses	18,516	20,959
Deferred revenue from gift certificates and gift cards	12,030	15,542
Current portion of long-term debt	3,880	3,871
Accrued income taxes	425	936

Total current liabilities	44,543	53,011

Long-term debt, net of current portion	64,959	63,631
Deferred income taxes, net	25,957	25,857
Deferred rent and landlord allowances	42,455	42,520
Other liabilities	2,888	3,671

Total liabilities	180,802	188,690

Commitments and contingencies
Equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, 1,200,000 issued and outstanding at July 3, 2011 and at January 2, 2011	12	12
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 17,413,739 and 17,267,571 issued and 16,181,739 and 16,035,571 outstanding at July 3, 2011 and January 2, 2011, respectively	175	173
Additional paid-in capital	175,183	174,828
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at July 3, 2011 and January 2, 2011	(9,395)	(9,395)
Accumulated other comprehensive income	1,164	961
Accumulated deficit	(149,980)	(152,790)

Total stockholders’ equity of controlling interest	17,159	13,789
Noncontrolling interest	(558)	(665)

Total equity	16,601	13,124

	$197,403	$201,814

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Six month periods ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(unaudited)
Revenues	$77,963	$70,457	$160,486	$145,779
Food and beverage costs	23,958	21,481	49,575	44,142
Restaurant operating expenses	42,389	39,326	85,251	80,559
Pre-opening costs	82	325	354	429
Depreciation and amortization	2,734	2,543	5,395	5,042
General and administrative expenses	4,767	3,838	9,778	8,088
Marketing and promotional expenses	1,703	1,889	3,229	3,285
Charge related to legal settlements	—	—	481	540

Operating income	2,330	1,055	6,423	3,694
Interest expense, net	1,344	923	2,686	1,875

Income before income taxes from continuing operations	986	132	3,737	1,819
Income tax expense	248	6	824	438

Income from continuing operations	738	126	2,913	1,381
Discontinued operations	—	(789)	—	(803)

Net income (loss)	738	(663)	2,913	578
Net income (loss) attributable to noncontrolling interest	84	(147)	103	(113)

Net income (loss) attributable to controlling interest	$654	$(516)	$2,810	$691

Amounts attributable to controlling interest:
Income from continuing operations	$654	$273	$2,810	$1,494
Discontinued operations	—	(789)	—	(803)

Net income (loss)	$654	$(516)	$2,810	$691

Basic income (loss) per share:
Continuing operations	$0.04	$0.02	$0.17	$0.09
Discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)
Net income (loss) per share	$0.04	$(0.03)	$0.17	$0.04
Diluted income (loss) per share:
Continuing operations	$0.04	$0.02	$0.16	$0.09
Discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)
Net income (loss) per share	$0.04	$(0.03)	$0.16	$0.04
Shares used in computing net income (loss) per share:
Basic	16,181,045	16,032,419	16,154,850	16,010,087
Diluted	17,618,481	17,471,550	17,673,759	17,153,196

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Six month periods ended
	July 3, 2011	July 4, 2010
	(unaudited)
Cash flows from operating activities:
Net income	$2,913	$578
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and other non-cash charges	6,027	6,633
Non-cash portion of charge related to legal settlements	—	540
Deferred income taxes	416	(251)
Change in assets and liabilities:
Accounts receivable	1,964	2,266
Inventories	651	390
Prepaid expenses and other assets	849	(1,471)
Income taxes receivable	52	488
Accounts payable	(2,045)	(449)
Accrued expenses and deferred revenue	(5,201)	(8,646)
Other liabilities	(642)	1,879
Accrued income taxes	(730)	(200)

Net cash provided by operating activities	4,254	1,757

Cash flows from investing activities:
Purchases of property and equipment	(5,443)	(5,023)

Net cash used in investing activities	(5,443)	(5,023)

Cash flows from financing activities:
Borrowings under senior credit facility	7,100	6,300
Payments made on senior credit facility	(5,862)	(5,000)
Principal reduction on obligation to financial institution	(86)	(80)
Borrowings under non-recourse loan	—	89
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(354)	(159)
Increase in restricted cash	(77)	(2,498)
(Payments) proceeds from joint venture loan payable	(84)	4,097
JV partners’ investment in joint venture	—	171
Payments of deferred financing costs	(6)	(11)

Net cash provided by financing activities	631	2,909

Effect of exchange rate changes on cash	495	(25)

Net decrease in cash and cash equivalents	(63)	(382)
Cash and cash equivalents at beginning of period	1,214	1,141

Cash and cash equivalents at end of period	$1,151	$759

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

July 3, 2011 and July 4, 2010

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

MRG was incorporated as a Delaware corporation on October 3, 1988. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of shares of common stock. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. Since then, Morton’s has grown to 77 restaurants (“Morton’s”) and one Trevi restaurant (“Trevi”) as of July 3, 2011.

2)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Furthermore, the issuance of Series A Convertible Preferred Stock (“Preferred Stock”) in connection with the settlement of certain wage and hour litigation during the six month period ended July 4, 2010, is reflected as a non-cash transaction in the consolidated statements of cash flows.

The following table sets forth the amount of interest paid, including capitalized interest, and net income taxes paid for each period presented in the consolidated statements of cash flows (amounts in thousands):

	Six month periods ended
	July 3, 2011	July 4, 2010
Interest paid	$2,548	$1,448
Capitalized interest	20	7
Income taxes paid, net of refunds	1,088	407

3)	Income Taxes

The Company recognized income tax expense of $0.8 million on pre-tax income related to continuing operations of $3.7 million for the six month period ended July 3, 2011. The Company’s effective tax rate was 22.1% for the six month period ended July 3, 2011 and was primarily attributable to non-U.S. income taxes, as well as current state income taxes. Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets. Management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets.

4)	Net Income (loss) per Share

The Company computes net income (loss) per common share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income (loss) per share has been computed by dividing net income by the weighted average shares outstanding for the period. Diluted net income (loss) per share is calculated in the same manner, but adjusts shares outstanding to reflect the potential dilution that would occur if unvested restricted stock awards were vested and if the preferred shares outstanding had been converted to common shares. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and, therefore, these securities are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.

The following table sets forth the approximate number of shares that were not included in the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive, if any, and the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three month periods ended		Six month periods ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Potentially dilutive shares that are considered anti-dilutive:
Restricted stock	104,000	240,000	122,000	282,000

Income from continuing operations	$654	$273	$2,810	$1,494
Discontinued operations	—	(789)	—	(803)

Net income (loss) attributable to controlling interest	$654	$(516)	$2,810	$691

Shares:
Weighted average number of basic common shares outstanding	16,181,045	16,032,419	16,154,850	16,010,087
Dilutive potential common shares	1,437,436	1,439,131	1,518,909	1,143,109

Weighted average number of diluted common shares outstanding	17,618,481	17,471,550	17,673,759	17,153,196

Basic income (loss) per share:
Continuing operations	$0.04	$0.02	$0.17	$0.09
Discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)
Net income (loss) per share	$0.04	$(0.03)	$0.17	$0.04
Diluted income (loss) per share:
Continuing operations	$0.04	$0.02	$0.16	$0.09
Discontinued operations	$0.00	$(0.05)	$0.00	$(0.05)
Net income (loss) per share	$0.04	$(0.03)	$0.16	$0.04

5)	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six month periods ended July 3, 2011 and July 4, 2010 are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income (loss) attributable to controlling interest	$654	$(516)	$2,810	$691
Other comprehensive income (loss):
Foreign currency translation	44	(28)	203	(28)

Comprehensive income (loss) attributable to controlling interest	698	(544)	3,013	663
Comprehensive income (loss) attributable to noncontrolling interest	84	(147)	103	(113)

Comprehensive income (loss)	$782	$(691)	$3,116	$550

6)	Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 MRG Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of July 3, 2011, the aggregate number of shares of the Company’s common stock approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During the six month period ended July 3, 2011, the Company granted and issued the following shares of restricted stock to certain of its employees and directors pursuant to the equity incentive plan:

Date of Grant	Number of Shares Granted	Stock Price on Grant Date
January 25, 2011	264,850	$6.62
May 19, 2011	1,500	$7.45

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan during the six month period ended July 3, 2011 was as follows:

Number of Shares
Unvested restricted stock outstanding as of January 2, 2011	673,200
Granted at a weighted average price of $6.62 per share	266,350
Vested with 50,212 shares surrendered in lieu of paying taxes (a)	(196,380)
Forfeited by termination	(15,240)

Unvested restricted stock outstanding as of July 3, 2011	727,930

(a)	In connection with the vesting of shares, certain employees elected to pay the employee minimum income taxes by surrendering shares in lieu of paying the taxes in cash. Such surrendered shares were cancelled by the Company.

As of July 3, 2011, there were 395,190 shares available for grant pursuant to the equity incentive plan.

In accordance with ASC Topic 718, “Compensation – Stock Compensation,” stock-based compensation is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Restaurant operating expenses	$81	$98	$191	$188
General and administrative expenses	272	415	457	799
Marketing and promotional expenses	17	16	41	33

Net compensation expense	370	529	689	1,020

As of July 3, 2011, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $3.2 million, which will be recognized over a weighted average period of approximately 3.4 years.

7)	Financial Information about Geographic Areas

As of July 3, 2011, the Company owned and operated 77 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 26 states and San Juan, Puerto Rico, and 6 international locations (Toronto, Canada; Hong Kong, China; Macau, China; Shanghai, China; Mexico City, Mexico and Singapore), as well as Trevi, our Italian restaurant, which is located next to the ‘Fountain of the Gods’ at The Forum Shops at Caesars Palace in Las Vegas, NV.

Income before income taxes from continuing operations for the Company’s domestic and foreign operations are as follows (amounts in thousands):

	Three month periods ended		Six month periods ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Domestic (72 restaurants at July 3, 2011 and July 4, 2010)	$(510)	$(412)	$881	$362
Foreign (6 and 5 restaurants at July 3, 2011 and July 4, 2010, respectively)	1,496	544	2,856	1,457

Total	$986	$132	$3,737	$1,819

Domestic income before income taxes from continuing operations includes certain corporate expenses and other charges that relate to our U.S. based headquarters, and are included in domestic operations but not allocated to the foreign operations. A $0.2 million charge relating to professional fees associated with the previously announced exploration of strategic alternatives is included in the domestic income before income taxes from continuing operations for the three month period ended July 3, 2011. A $0.9 million charge relating to the settlement of certain wage and hour and similar labor claims as well as relating to professional fees associated with the previously announced exploration of strategic alternatives is included in the domestic income before income taxes from continuing operations for the six month period ended July 3, 2011. The charge related to the legal settlements of approximately $0.5 million is included in the domestic income before income taxes from continuing operations for the six month period ended July 4, 2010.

8)	Long-Term Debt

Long-term debt as of July 3, 2011 and January 2, 2011 consisted of the following (amounts in thousands):

	July 3, 2011	January 2, 2011
Senior credit facility (a)	$56,838	$55,600
Mortgage loan (b)	2,806	2,893
Joint venture loans payable (c)	7,557	7,371
Non-recourse loan (d)	1,638	1,638

Total long-term debt	68,839	67,502
Less: Current portion	3,880	3,871

Long-term debt, net of current portion	$64,959	$63,631

(a) Senior Credit Facility

Goldman Sachs Bank

On December 9, 2010, the Company entered into a new five-year $70.0 million senior credit facility with Goldman Sachs Bank USA (“Goldman Sachs”) which includes a $60.0 million principal amount senior term loan and $10.0 million aggregate principal amount of revolving commitments (“Senior Credit Facility”). The Senior Credit Facility matures on December 8, 2015. The Company’s wholly-owned subsidiary, Morton’s of Chicago, Inc. (“Morton’s of Chicago”), is the borrower under the facility and most of its domestic subsidiaries are guarantors. As of July 3, 2011, the Company had outstanding borrowings of approximately $54.7 million under the senior term loan and $2.1 million under the revolver, and was in compliance with all of its financial covenants. Management believes that the carrying value of the outstanding borrowings approximate fair value since interest rates vary with market conditions.

Subject to customary conditions, including the absence of default under the Senior Credit Facility, all of the $10.0 million available under the revolving commitments may be borrowed, repaid and reborrowed, as applicable, until the maturity date thereof. The Company is required to make scheduled installment payments on the senior term loan periodically and any additional voluntary payments reduce these scheduled installment payments on a pro-rata basis. The scheduled payments of $3.7 million, which are due within 12 months of the most recent balance sheet date, are included in “Current portion of long-term debt” on the consolidated balance sheet. In addition, we are also subject to certain mandatory prepayments determined by certain conditions of the Senior Credit Facility.

Loans made under the Senior Credit Facility bear interest, at the borrower’s option, at a rate per annum equal to either a “Base Rate” or an “Adjusted LIBOR Rate,” in each case plus an applicable margin. The applicable margin is 5.50% for Adjusted LIBOR Rate loans and 4.50% for Base Rate loans until delivery of our financial statements for the fiscal year ending January 1, 2012, and after that the applicable margin for Adjusted LIBOR Rate loans ranges from 4.50% to 5.50% and the applicable margin for the Base Rate loans ranges from 3.50% to 4.50%, in each case, based on our senior leverage ratio. The Adjusted LIBOR Rate is subject to a floor of 1.75% and the Base Rate is subject to a floor of 4.75%. The “Base Rate” is a rate per annum equal to the greater of (i) the rate of interest quoted in The Wall Street Journal, Money Rates Section as the Prime Rate as in effect from time-to-time and (ii) the federal funds rate plus 0.50% per annum.

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

(b) Mortgage loan

During fiscal 2001, one of the Company’s subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. On both July 3, 2011 and January 2, 2011, the aggregate outstanding principal balance due on this mortgage loan was approximately $2.8 million, of which approximately $0.2 million of principal is included in “Current portion of long-term debt” in the accompanying consolidated balance sheets. The mortgage loan is scheduled to mature in March 2021. As of July 3, 2011, the Company was in compliance with all of the financial covenants of this mortgage loan.

(c) Joint Venture Loans Payable

Also included in the consolidated balance sheets as of July 3, 2011 and January 2, 2011, are liabilities related to variable interest entities (See Note 9) consisting of loans for the Company’s Mexico City and Shanghai restaurants totaling $7.6 million and $7.4 million, respectively. The proceeds of the loans were used to fund construction of the respective restaurants, pre-opening costs and initial operating expenses. These loans are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an annual interest rate of 2%.

(d) Non-recourse loan

On April 13, 2009, one of the Company’s subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary borrowed $1.6 million, which is still outstanding as of July 3, 2011. Loan proceeds were used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, FL, including for the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due.

9)	Consolidation of Variable Interest Entities (Joint Ventures)

The Company operates Morton’s steakhouses in Mexico City, Mexico and in Shanghai, China in which the Company has variable interests. The accounts of these variable interest entities (“VIEs”) have been included in the Company’s consolidated financial statements due to the fact that the Company is the primary beneficiary in the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent an additional claim on the Company’s general assets but rather each loan represents a claim against the specific assets of each consolidated VIE. Conversely, assets recognized as a result of consolidating the VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets.

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

	July 3, 2011	January 2, 2011
Restricted cash	$615	$805
Total assets	6,839	6,942
Joint venture loans payable	7,557	7,371

10)	Restaurant Activity

During the six month period ended July 3, 2011, the Company opened a new Morton’s steakhouse in the Uptown area of Dallas, TX, which also includes a Bar 12—21 and have entered into a lease to open a new Morton’s steakhouse in the Tyson’s Corner area of Vienna, VA.

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

	Three month periods ended		Six month periods ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues	$—	$—	$—	$—
Loss before income taxes	—	(789)	—	(803)
Income tax benefit	—	—	—	—
Net loss	$—	$(789)	$—	$(803)

12)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” A liability is recorded when it is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

In February 2010, two former employees of the San Diego Morton’s steakhouse filed a class action complaint against Morton’s of Chicago/San Diego, Inc. in the Superior Court of the State of California for the County of San Diego, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements. The plaintiffs were seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. On January 7, 2011, the Company’s partial motion for summary judgment was granted and the plaintiffs’ claims for failure to provide rest periods and failure to provide employees with accurate wage statements were dismissed. In addition, on February 18, 2011, the court denied plaintiffs’ motion for class certification. In May 2011, a settlement and release agreement was entered into by the parties resolving this matter.

In August 2010, a former employee of the Costa Mesa Morton’s steakhouse filed a state-wide class action complaint against Morton’s of Chicago in the Superior Court of the State of California for the County of Los Angeles, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements as a result of the classification of California-based Assistant Managers and Day Managers as salaried exempt. The plaintiff is seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. In September 2010, the Company removed the case to Federal court and the plaintiff subsequently filed a motion to remand. On January 26, 2011, the plaintiff’s motion to remand was denied. In addition, on June 13, 2011, the court denied plaintiffs’ motion for class certification. A jury trial is scheduled for January 2012. The plaintiff in this matter has not stated the amount of damages sought and, at this stage of the proceedings, it is not possible to state the estimated damages sought by the plaintiff.

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

Results of Operations

Three Month Period Ended July 3, 2011 (13 weeks) compared to Three Month Period Ended July 4, 2010 (13 weeks)

Our income from continuing operations attributable to controlling interest for the three month period ended July 3, 2011 was $0.7 million compared to $0.3 million for the three month period ended July 4, 2010. The change is primarily due to an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2010 and the six month period ended July 3, 2011.

Revenues increased $7.5 million, or 10.7%, to $78.0 million for the three month period ended July 3, 2011, from $70.5 million for the three month period ended July 4, 2010. Revenues increased $5.6 million, or 8.2%, due to an increase in revenues from comparable restaurants. Revenues increased $1.8 million due to the opening of our Shanghai restaurant in fiscal 2010. Revenues increased $0.1 million due to a net increase in revenues from our Trevi restaurant and other revenues.

Average revenue per restaurant open all of either period being compared increased 9.6%. Revenues for the three month period ended July 3, 2011 also reflect the impact of menu price increases of 1.2% in June 2010, 1.0% in July 2010, 2.7% in December 2010 and 0.9% in January 2011 at our Morton’s steakhouses.

Food and beverage costs increased $2.5 million, or 11.5%, to $24.0 million for the three month period ended July 3, 2011, from $21.5 million for the three month period ended July 4, 2010. The increase was directly related to the increase in sales as well as higher beef and other food costs as compared to the prior year period. Food and beverage costs as a percentage of revenues increased to 30.7% for the three month period ended July 3, 2011, from 30.5% for the three month period ended July 4, 2010. This increase was primarily due to the impact of higher beef and other food costs, partially offset by menu price increases when compared to the three month period ended July 4, 2010.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $3.1 million, or 7.8%, to $42.4 million for the three month period ended July 3, 2011, from $39.3 million for the three month period ended July 4, 2010. This increase was primarily due to an increase in salaries, wages and other benefits, increased credit card commissions related to increased sales volume and costs due to the opening of our Shanghai restaurant in October of 2010. Included in the three month periods ended July 3, 2011 and July 4, 2010 is a non-cash straight–line rent expense (income) of $(0.1) million and $0.1 million, respectively. Restaurant operating expenses as a percentage of revenues decreased to 54.4% for the three month period ended July 3, 2011, from 55.8% for the three month period ended July 4, 2010. This decrease was primarily due to the leveraging effect on the fixed cost base caused by positive comparable restaurant revenues.

Pre-opening costs decreased $0.2 million to $0.1 million for the three month period ended July 3, 2011, from $0.3 million for the three month period ended July 4, 2010. We expense all costs incurred during restaurant start-up activities, including training, travel and legal, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.2 million, or 7.5%, to $2.7 million for the three month period ended July 3, 2011, from $2.5 million for the three month period ended July 4, 2010. This increase was due to depreciation and amortization relating to our Shanghai restaurant, which opened in October 2010, and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $0.9 million, or 24.2%, to $4.8 million for the three month period ended July 3, 2011, from $3.8 million for the three month period ended July 4, 2010. General and administrative expenses as a percentage of revenues increased to 6.1% for the three month period ended July 3, 2011, from 5.4% for the three month period ended July 4, 2010. These increases were primarily due to increased legal costs associated with various matters and professional fees associated with the previously announced exploration of strategic alternatives.

Marketing and promotional expenses decreased $0.2 million, or 9.8%, to $1.7 million for the three month period ended July 3, 2011, from $1.9 million for the three month period ended July 4, 2010. Marketing and promotional expenses as a percentage of revenues decreased 0.5% to 2.2% for the three month period ended July 3, 2011, from 2.7% during the three month period ended July 4, 2010.

Interest expense, net increased $0.4 million, or 45.6%, to $1.3 million for the three month period ended July 3, 2011, from $0.9 million for the three month period ended July 4, 2010. This increase was primarily due to the higher interest rates charged on the Company’s new credit facility that was entered into on December 9, 2010, when compared to the rates on the prior credit facility that were effective during the three month period ended July 4, 2010. Interest income for the three month periods ended July 3, 2011 and July 4, 2010 was insignificant.

Provision for income taxes consisted of income tax expense of $0.2 million and $6,000 for the three month periods ended July 3, 2011 and July 4, 2010, respectively. Our effective tax rate was 25.2% and 4.5% for the three month periods ended July 3, 2011 and July 4, 2010, respectively.

Net income attributable to noncontrolling interest of $0.1 million for the three month period ended July 3, 2011 consists of our partners’ 49.99% share of the net income (loss) of the Morton’s steakhouses located in Mexico City, Mexico and Shanghai, China. This compares to a net loss attributable to noncontrolling interest of $0.1 million for the three month period ended July 4, 2010, consisting of our partners’ 49.99% share of the net income (loss) of the Morton’s steakhouse located in Mexico City, Mexico and the startup costs for our Shanghai restaurant which opened in October of 2010.

Six Month Period Ended July 3, 2011 (26 weeks) compared to Six Month Period Ended July 4, 2010 (26 weeks)

Our income from continuing operations attributable to controlling interest for the six month period ended July 3, 2011 was $2.8 million compared to $1.5 million for the six month period ended July 4, 2010. The change is primarily due to an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2010 and the six month period ended July 3, 2011.

Revenues increased $14.7 million, or 10.1%, to $160.5 million for the six month period ended July 3, 2011, from $145.8 million for the six month period ended July 4, 2010. Revenues increased $11.0 million, or 7.8%, due to an increase in revenues from comparable restaurants. Revenues increased $3.2 million due to the opening of our Shanghai restaurant in fiscal 2010. Revenues increased $0.5 million due to a net increase in revenues from our Trevi restaurant and other revenues.

Average revenue per restaurant open all of either period being compared increased 8.9%. Revenues for the six month period ended July 3, 2011 also reflect the impact of menu price increases of 1.2% in June 2010, 1.0% in July 2010, 2.7% in December 2010 and 0.9% in January 2011 at our Morton’s steakhouses.

Food and beverage costs increased $5.4 million, or 12.3%, to $49.6 million for the six month period ended July 3, 2011, from $44.1 million for the six month period ended July 4, 2010. The increase was directly related to the increase in sales as well as higher beef and other food costs as compared to the prior year period. Food and beverage costs as a percentage of revenues increased to 30.9% for the six month period ended July 3, 2011, from 30.3% for the six month period ended July 4, 2010. This increase was primarily due to the impact of higher beef and other food costs, partially offset by menu price increases when compared to the six month period ended July 4, 2010.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $4.7 million, or 5.8%, to $85.3 million for the six month period ended July 3, 2011, from $80.6 million for the six month period ended July 4, 2010. This increase was primarily due to an increase in salaries, wages and other benefits, increased credit card commissions and increased costs due to the opening of our Shanghai restaurant during fiscal 2010. Included in the six month periods ended July 3, 2011 and July 4, 2010 is non-cash straight–line rent expense (income) of $(0.2) million and $0.2 million, respectively. Restaurant operating expenses as a percentage of revenues decreased to 53.1% for the six month period ended July 3, 2011, from 55.3% for the six month period ended July 4, 2010. This decrease was primarily due to the leveraging effect on the fixed cost base caused by positive comparable restaurant revenues.

Pre-opening costs remained consistent with the prior year at $0.4 million for the six month periods ended July 3, 2011 and July 4, 2010. We expense all costs incurred during restaurant start-up activities, including training, travel and legal, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.4 million, or 7.0%, to $5.4 million for the six month period ended July 3, 2011, from $5.0 million for the six month period ended July 4, 2010. This increase was due to depreciation and amortization relating to our Shanghai restaurant, which opened in October 2010, and capital expenditures related to renovations to existing restaurants.

General and administrative expenses increased $1.7 million, or 20.9%, to $9.8 million for the six month period ended July 3, 2011, from $8.1 million for the six month period ended July 4, 2010. General and administrative expenses as a percentage of revenues increased to 6.1% for the six month period ended July 3, 2011, from 5.5% for the six month period ended July 4, 2010. These increases were primarily due to increased legal costs associated with various matters and professional fees associated with the previously announced exploration of strategic alternatives.

Marketing and promotional expenses decreased $0.1 million, or 1.7%, to $3.2 million for the six month period ended July 3, 2011, from $3.3 million for the six month period ended July 4, 2010. Marketing and promotional expenses as a percentage of revenues decreased 0.3% to 2.0% for the six month period ended July 3, 2011, from 2.3% during the six month period ended July 4, 2010.

Charge related to legal settlements of $0.5 million for the six month period ended July 3, 2011 relates to the settlement of certain wage and hour and similar labor claims. Charge related to legal settlements of $0.5 million for the six month period ended July 4, 2010 relates to the change in the fair value of the Company’s Preferred Stock issued in February 2010 in connection with the fiscal 2009 settlement of certain wage and hour litigation. The charge represents the final adjustment to the fair value of the Preferred Stock as of the January 28, 2010 court approval date. The fair value of the Preferred Stock issued in the settlement was calculated based on market conditions at the time of issuance using a Black-Scholes option pricing model.

Interest expense, net increased $0.8 million, or 43.3%, to $2.7 million for the six month period ended July 3, 2011, from $1.9 million for the six month period ended July 4, 2010. This increase was primarily due to the higher interest rates charged on the Company’s new credit facility that was entered into on December 9, 2010, when compared to the rates on the prior credit facility that was effective during the six month period ended July 4, 2010. Interest income for the six month periods ended July 3, 2011 and July 4, 2010 was insignificant.

Provision for income taxes consisted of income tax expense of $0.8 million and $0.4 million for the six month periods ended July 3, 2011 and July 4, 2010, respectively. Our effective tax rate was 22.1% and 24.1% for the six month periods ended July 3, 2011 and July 4, 2010, respectively.

Net income attributable to noncontrolling interest of $0.1 million for the six month period ended July 3, 2011 consists of our partners’ 49.99% share of the net income (loss) of the Morton’s steakhouses located in Mexico City, Mexico and Shanghai, China. This compares to a net loss attributable to noncontrolling interest of $0.1 million for the six month period ended July 4, 2010, consisting of our partners’ 49.99% share of the net income (loss) of the Morton’s steakhouse located in Mexico City, Mexico and the startup costs for our Shanghai Steakhouse which opened later in fiscal 2010.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations and our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would negatively affect the availability of funds, we expect to finance our operations for fiscal 2011 through cash provided by operations and borrowings available under our Senior Credit Facility. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. We had cash and cash equivalents of $1.2 million as of July 3, 2011 and January 2, 2011.

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

Working Capital and Cash Flows

As of July 3, 2011, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash provided by operating activities for the six month period ended July 3, 2011 was $4.3 million and primarily consisted of net income of $2.9 million that included non-cash depreciation, amortization and other non-cash charges of $6.4 million, which was offset by cash outflows primarily for the payment of accounts payable and accrued expenses, as well as other changes in assets and liabilities, of $5.0 million. The improvement in cash flow from operations over the prior year period was due to higher net income and lower cash required for working capital items.

Investing Activities

Cash used in investing activities for the six month period ended July 3, 2011 was $5.4 million and consisted of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the six month period ended July 3, 2011 was $0.6 million and primarily consisted of proceeds from net borrowings under our Senior Credit Facility of $1.2 million, partially offset by cash used for the payment of minimum income taxes relating to shares vested and surrendered by employees and other financing uses of cash of $0.6 million.

Contractual Commitments

Restaurant Operating Leases

Our lease obligations include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

See Note 8 “Long-Term Debt” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our debt obligations. The following table represents our contractual commitments associated with our debt, lease and other obligations as of July 3, 2011 (amounts in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Senior credit facility	$2,831	$4,892	$5,538	$5,538	$38,039	$—	$56,838
Interest on senior credit facility (a)	2,053	3,535	3,190	2,823	2,336	—	13,937
Mortgage loan	92	196	215	235	257	1,811	2,806
Interest on mortgage loan (a)	126	239	220	200	178	474	1,437
JV Loans Payable	1,165	1,885	1,900	938	440	1,229	7,557
Interest on JV loans payable (a)	79	55	25	5	—	—	164
Non-recourse loan	—	—	—	1,638	—	—	1,638
Interest on non-recourse loan (a)	66	131	131	98	—	—	426

Subtotal	6,412	10,933	11,219	11,475	41,250	3,514	84,803
Operating leases	13,764	29,259	30,097	29,757	27,916	143,364	274,157
Legal settlements	1,190	1,883	1,600	—	—	—	4,673
Purchase commitments	11,094	—	—	—	—	—	11,094

Total	$32,460	$42,075	$42,916	$41,232	$69,166	$146,878	$374,727

(a)	Interest is based on borrowings as of July 3, 2011 and interest rates as of July 28, 2011.

Capital Expenditures

During the first six months of fiscal 2011, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $5.8 million. We estimate that we will expend up to an aggregate of $7.9 million in fiscal 2011 for fixed assets and related investment costs, including pre-opening costs of approximately $0.4 million, for the relocation of one restaurant, ordinary refurbishment of existing restaurants and to remodel the bar area in selected restaurants to include our Bar 12—21 concept. Cash capital expenditures in fiscal 2011 are expected to be reduced by landlord contributions of approximately $0.1 million. We anticipate that funds generated through operations and through borrowings under our Senior Credit Facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2011. We cannot be sure, however, that this will be the case.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to the potential for losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of July 3, 2011, we owned and operated six international restaurants, one each in Hong Kong, China; Macau, China; Shanghai, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. The cash flow risk associated with these rate changes is largely mitigated by the fact that both revenues and expenses of these locations are denominated in the local currency, which is also the functional currency. However, these changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 3, 2011, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our Senior Credit Facility that are payable at floating rates of interest. Our other indebtedness, including our mortgage, non-recourse loan and joint venture loans, are payable at fixed rates of interest. As of July 3, 2011, there were borrowings outstanding under our floating rate Senior Credit Facility of $56.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have an impact of approximately $0.4 million on pre-tax earnings for the six month period ended July 3, 2011.

We are exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $2.2 million on pre-tax earnings for the six month period ended July 3, 2011.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 3, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2011 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.	Legal Proceedings

See Note 12 “Legal Matters and Contingencies” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011, except as set forth in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended July 3, 2011, the Company did not purchase shares of its common stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Morton’s Restaurant Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of July 3, 3011 and January 2, 2011 - unaudited, (ii) the Consolidated Statements of Operations for the Three- and Six-Months Ended July 3, 2011 and July 4, 2010 - unaudited, (iii) the Consolidated Statements of Cash Flows for the Six-Months Ended July 3, 2011 and July 4, 2010 - unaudited, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date:	August 2, 2011	By:	/s/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	August 2, 2011	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)