Form 10-Q
period 2011-10-02
MORTONS RESTAURANT GROUP INC
filed 2011-11-01
CIK 883981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ or No  ☑.

As of October 27, 2011, the registrant had 16,901,867 shares of its Common Stock, $0.01 par value, outstanding.

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

The Company cautions that these statements are subject to risks, uncertainties, assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation:

(i)	a reduction in consumer and/or business spending in one or more of the Company’s markets due to business layoffs, budget reductions, negative consumer sentiment, events or occurrences affecting the securities and/or financial markets, changes in federal, state, foreign and/or local tax levels or other factors;

(ii)	risks relating to the restaurant industry and the Company’s business, including competition, changes in consumer tastes and preferences, risks associated with opening new locations, increases in costs, demographic trends, traffic patterns, weather conditions, employee availability, perceived product safety issues, supply interruptions, litigation judgments or settlements in pending litigation, government regulation, the Company’s ability to maintain adequate financing facilities, the Company’s liquidity and capital resources, prevailing interest rates and legal and regulatory matters;

(iii)	risks regarding the timing or whether the Company will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company’s business plan or a sale of the Company; and

(iv)	other risks detailed in “Item 1A. Risk Factors” herein, in the Company’s most recent Form 10-K and in the Company’s other reports filed from time to time with the Securities and Exchange Commission.

In addition, the Company’s ability to open new restaurants is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, limitations on permitted capital expenditures under the Company’s Senior Credit Facility (as defined in Note 8 “Long Term Debt” in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report) and the recruitment and training of skilled management and restaurant employees. Other unknown or unpredictable factors also could harm the Company’s business, financial condition and results. Consequently, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, the Company. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by applicable securities laws.

Part I—Financial Information

Item 1.	Financial Statements

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands)

	October 2, 2011	January 2, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,073	$1,214
Restricted cash	2,215	1,435
Accounts receivable	5,430	6,407
Inventories	10,046	10,819
Prepaid expenses and other current assets	3,916	4,180
Income taxes receivable	64	96

Total current assets	22,744	24,151

Property and equipment, at cost:
Furniture, fixtures and equipment	31,729	29,635
Buildings and leasehold improvements	103,961	99,330
Land	7,300	7,300
Construction in progress	332	1,320

	143,322	137,585
Less: accumulated depreciation and amortization	53,790	46,091

Property and equipment, net	89,532	91,494

Intangible asset	73,000	73,000
Goodwill	6,903	6,938
Other assets and deferred expenses, net	5,998	6,231

	$198,177	$201,814

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

(amounts in thousands, except share and per share amounts)

	October 2, 2011	January 2, 2011
	(unaudited)
Liabilities and Equity
Current liabilities:
Accounts payable	$11,586	$11,703
Accrued expenses	21,222	20,959
Deferred revenue from gift certificates and gift cards	11,032	15,542
Current portion of long-term debt	3,884	3,871
Accrued income taxes	433	936

Total current liabilities	48,157	53,011

Long-term debt, net of current portion	65,355	63,631
Deferred income taxes, net	25,402	25,857
Deferred rent and landlord allowances	42,267	42,520
Other liabilities	2,536	3,671

Total liabilities	183,717	188,690

Commitments and contingencies
Equity:
Morton’s Restaurant Group, Inc. and Subsidiaries:
Preferred stock, $0.01 par value per share. 30,000,000 shares authorized, 1,200,000 issued and outstanding at October 2, 2011 and at January 2, 2011	12	12
Common stock, $0.01 par value per share. 100,000,000 shares authorized, 18,133,669 and 17,267,571 issued and 16,901,669 and 16,035,571 outstanding at October 2, 2011 and January 2, 2011, respectively	181	173
Additional paid-in capital	175,541	174,828
Treasury stock, 1,232,000 shares at a weighted average cost of $7.63 per share at October 2, 2011 and January 2, 2011	(9,395)	(9,395)
Accumulated other comprehensive income	890	961
Accumulated deficit	(152,272)	(152,790)

Total stockholders’ equity of controlling interest	14,957	13,789
Noncontrolling interest	(497)	(665)

Total equity	14,460	13,124

	$198,177	$201,814

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except share and per share amounts)

	Three month periods ended		Nine month periods ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(unaudited)
Revenues	$71,442	$66,247	$231,928	$212,026
Food and beverage costs	22,570	20,445	72,145	64,587
Restaurant operating expenses	41,195	38,888	126,446	119,447
Pre-opening costs	62	789	416	1,218
Depreciation and amortization	2,751	2,454	8,146	7,496
General and administrative expenses	4,425	4,250	14,053	12,338
Marketing and promotional expenses	1,515	1,276	4,744	4,561
Charge related to legal settlements	235	—	866	540

Operating (loss) income	(1,311)	(1,855)	5,112	1,839
Interest expense, net	1,369	956	4,055	2,831

(Loss) income before income taxes from continuing operations	(2,680)	(2,811)	1,057	(992)
Income tax (benefit) expense	(348)	(395)	476	43

(Loss) income from continuing operations	(2,332)	(2,416)	581	(1,035)
Discontinued operations	99	(66)	99	(869)

Net (loss) income	(2,233)	(2,482)	680	(1,904)
Net income (loss) attributable to noncontrolling interest	59	(293)	162	(406)

Net (loss) income attributable to controlling interest	$(2,292)	$(2,189)	$518	$(1,498)

Amounts attributable to controlling interest:
(Loss) income from continuing operations	$(2,391)	$(2,123)	$419	$(629)
Discontinued operations	99	(66)	99	(869)

Net (loss) income	$(2,292)	$(2,189)	$518	$(1,498)

Basic (loss) income per share:
Continuing operations	$(0.15)	$(0.13)	$0.02	$(0.04)
Discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net (loss) income per share	$(0.14)	$(0.14)	$0.03	$(0.09)
Diluted (loss) income per share:
Continuing operations	$(0.15)	$(0.13)	$0.02	$(0.04)
Discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net (loss) income per share	$(0.14)	$(0.14)	$0.03	$(0.09)
Shares used in computing net (loss) income per share:
Basic	16,182,386	16,033,111	16,164,029	16,017,762
Diluted	16,182,386	16,033,111	17,557,961	16,017,762

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine month periods ended
	October 2, 2011	October 3, 2010
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$680	$(1,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and other non-cash charges	9,103	10,493
Non-cash portion of charge related to legal settlements	—	540
Deferred income taxes	(494)	(957)
Change in assets and liabilities:
Accounts receivable	952	511
Inventories	745	501
Prepaid expenses and other assets	202	42
Income taxes receivable	32	489
Accounts payable	(117)	(922)
Accrued expenses and deferred revenue	(3,756)	(9,882)
Other liabilities	(996)	517
Accrued income taxes	(569)	(94)

Net cash provided by (used in) operating activities	5,782	(666)

Cash flows from investing activities:
Purchases of property and equipment	(6,842)	(6,292)

Net cash used in investing activities	(6,842)	(6,292)

Cash flows from financing activities:
Borrowings under senior credit facility	12,100	13,400
Payments made on senior credit facility	(9,893)	(9,600)
Principal reduction on obligation to financial institution	(132)	(120)
Borrowings under non-recourse loan	—	89
Shares vested and surrendered by employees in lieu of paying minimum income taxes	(244)	(221)
Increase in restricted cash	(774)	(1,240)
(Payments) proceeds from joint venture loan payable	(80)	4,273
JV partners’ investment in joint venture	—	78
Payments of deferred financing costs	(6)	(11)

Net cash provided by financing activities	971	6,648

Effect of exchange rate changes on cash	(52)	96

Net decrease in cash and cash equivalents	(141)	(214)
Cash and cash equivalents at beginning of period	1,214	1,141

Cash and cash equivalents at end of period	$1,073	$927

See accompanying notes to unaudited consolidated financial statements.

MORTON’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

October 2, 2011 and October 3, 2010

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

MRG was incorporated as a Delaware corporation on October 3, 1988. In February 2006, the Company and certain selling stockholders completed an initial public offering (“IPO”) of shares of common stock. The first Morton’s was opened in 1978 in downtown Chicago, where Morton’s corporate office is still located. Since then, Morton’s has grown to 77 restaurants (“Morton’s”) and one Trevi restaurant (“Trevi”) as of October 2, 2011.

2)	Statements of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. In addition, accrued purchases of property and equipment are reflected as non-cash transactions in the consolidated statements of cash flows. Furthermore, the issuance of Series A Convertible Preferred Stock (“Preferred Stock”) in connection with the settlement of certain wage and hour litigation during the nine month period ended October 3, 2010, is reflected as a non-cash transaction in the consolidated statements of cash flows.

The following table sets forth the amount of interest paid, including capitalized interest, and net income taxes paid for each period presented in the consolidated statements of cash flows (amounts in thousands):

	Nine month periods ended
	October 2, 2011	October 3, 2010
Interest paid	$2,697	$2,152
Capitalized interest	20	7
Income taxes paid, net of refunds	1,512	608

3)	Income Taxes

The Company recognized income tax expense of $0.5 million on pre-tax income related to continuing operations of $1.1 million for the nine month period ended October 2, 2011. The Company’s effective tax rate was 45.0% for the nine month period ended October 2, 2011 and was primarily attributable to non-U.S. and current state income taxes, an adjustment related to filing our tax returns for fiscal 2010 and a charge related to the non-cash effect of a local tax law change on our deferred tax liability. Based on management’s evaluation of certain factors, in the fourth quarter of fiscal 2009, the Company established a valuation allowance for all U.S. federal and state deferred tax assets. Management continues to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical losses recorded in our U.S. operations and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S. deferred tax assets.

4)	Net (Loss) Income per Share

The Company computes net (loss) income per common share in accordance with ASC Topic 260, “Earnings per Share.” Basic net (loss) income per share has been computed by dividing net (loss) income by the weighted average shares outstanding for the period. Diluted net (loss) income per share is calculated in the same manner, but adjusts shares outstanding to reflect the potential dilution that would occur if unvested restricted stock awards were vested and if the preferred shares outstanding had been converted to common shares. In periods where losses are recorded, inclusion of potentially dilutive securities in the calculation would decrease the loss per common share and, therefore, these securities are not added to the weighted average number of shares outstanding due to their anti-dilutive effect.

The following table sets forth the approximate number of shares that were not included in the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive, if any, and the computation of basic and diluted net (loss) income per share attributable to controlling interest for the periods presented (amounts in thousands, except share and per share amounts):

	Three month periods ended		Nine month periods ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Potentially dilutive shares that are considered anti-dilutive:
Restricted stock	729,000	697,000	736,000	732,000

(Loss) income from continuing operations	$(2,391)	$(2,123)	$419	$(629)
Discontinued operations	99	(66)	99	(869)

Net (loss) income attributable to controlling interest	$(2,292)	$(2,189)	$518	$(1,498)

Shares:
Weighted average number of basic common shares outstanding	16,182,386	16,033,111	16,164,029	16,017,762
Dilutive potential common shares	—	—	1,393,932	—

Weighted average number of diluted common shares outstanding	16,182,386	16,033,111	17,557,961	16,017,762

Basic (loss) income per share:
Continuing operations	$(0.15)	$(0.13)	$0.02	$(0.04)
Discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net (loss) income per share	$(0.14)	$(0.14)	$0.03	$(0.09)
Diluted (loss) income per share:
Continuing operations	$(0.15)	$(0.13)	$0.02	$(0.04)
Discontinued operations	$0.01	$(0.01)	$0.01	$(0.05)
Net (loss) income per share	$(0.14)	$(0.14)	$0.03	$(0.09)

5)	Comprehensive (Loss) Income

The components of comprehensive (loss) income were as follows for the periods presented (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net (loss) income attributable to controlling interest	$(2,292)	$(2,189)	$518	$(1,498)
Other comprehensive (loss) income:
Foreign currency translation	(274)	24	(71)	(4)

Comprehensive (loss) income attributable to controlling interest	(2,566)	(2,165)	447	(1,502)
Comprehensive income (loss) attributable to noncontrolling interest	59	(293)	162	(406)

Comprehensive (loss) income	$(2,507)	$(2,458)	$609	$(1,908)

6)	Stock Based Compensation

Prior to the IPO, the Company adopted the 2006 MRG Stock Incentive Plan (the “equity incentive plan”). The equity incentive plan provides for the grant of stock options and stock appreciation rights and for awards of shares, restricted shares, restricted stock units and other equity-based awards to employees, officers, directors or consultants. As of October 2, 2011, the aggregate number of shares of the Company’s common stock approved for grant under the equity incentive plan was 1,789,000 shares. If an award granted under the equity incentive plan terminates, lapses or is forfeited before the vesting of the related shares, those shares will again be available to be granted. During the nine month period ended October 2, 2011, the Company granted and issued the following restricted stock awards to certain of its employees and directors pursuant to the equity incentive plan:

Date of Grant	Number of Shares Granted	Stock Price on Grant Date
January 25, 2011	264,850	$6.62
May 19, 2011	1,500	$7.45
July 26, 2011	2,700	$7.60

Activity relating to the shares of restricted stock granted pursuant to the equity incentive plan during the nine month period ended October 2, 2011 was as follows:

Number of Shares
Unvested restricted stock outstanding as of January 2, 2011	673,200
Granted at a weighted average price of $6.63 per share	269,050
Vested with 50,612 shares surrendered in lieu of paying taxes(a)	(197,660)
Forfeited by termination	(25,540)

Unvested restricted stock outstanding as of October 2, 2011	719,050

(a)

In connection with the vesting of shares, certain employees elected to pay the employee minimum income taxes due by surrendering shares in lieu of paying the taxes in cash. Such surrendered shares were cancelled by the Company.

As of October 2, 2011, there were 402,790 shares available for grant pursuant to the equity incentive plan.

In accordance with ASC Topic 718, “Compensation – Stock Compensation,” stock-based compensation is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognized stock-based compensation for awards issued under the equity incentive plan in the following line items for the periods presented in the consolidated statements of operations (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Restaurant operating expenses	$81	$91	$271	$279
General and administrative expenses	273	397	731	1,196
Marketing and promotional expenses	17	17	58	50

Total stock-based compensation expense	$371	$505	$1,060	$1,525

As of October 2, 2011, total remaining unrecognized compensation expense related to unvested stock-based payment awards, net of estimated forfeitures, was approximately $2.9 million, which will be recognized over a weighted average period of approximately 3.3 years.

7)	Financial Information about Geographic Areas

As of October 2, 2011, the Company owned and operated 77 Morton’s steakhouses, including 71 domestic restaurants located in 64 cities across 26 states and San Juan, Puerto Rico, and 6 international locations (Toronto, Canada; Hong Kong, China; Macau, China; Shanghai, China; Mexico City, Mexico and Singapore), as well as Trevi, our Italian restaurant, which is located next to the ‘Fountain of the Gods’ at The Forum Shops at Caesars Palace in Las Vegas, NV.

(Loss) income before income taxes from continuing operations for the Company’s domestic and foreign operations were as follows for the periods presented (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Domestic (72 restaurants at October 2, 2011 and October 3, 2010)	$(3,743)	$(3,057)	$(2,862)	$(2,696)
Foreign (6 and 5 restaurants at October 2, 2011 and October 3, 2010, respectively)	1,063	246	3,919	1,704

Total	$(2,680)	$(2,811)	$1,057	$(992)

Domestic (loss) income before income taxes from continuing operations includes certain corporate expenses and other charges that relate to our U.S. based headquarters, and are included in domestic operations but not allocated to the foreign operations. A $0.5 million charge relating to the settlement of certain wage and hour claims as well as expenses for professional fees associated with the previously announced exploration of strategic alternatives is included in the domestic (loss) income before income taxes from continuing operations for the three month period ended October 2, 2011. A $1.6 million charge relating to the settlement of certain wage and hour and similar labor claims as well as expenses for professional fees associated with the previously announced exploration of strategic alternatives is included in the domestic (loss) income before income taxes from continuing operations for the nine month period ended October 2, 2011. The charge related to the legal settlements of approximately $0.5 million is included in the domestic (loss) income before income taxes from continuing operations for the nine month period ended October 3, 2010.

8)	Long-Term Debt

Long-term debt consisted of the following obligations for the periods presented (amounts in thousands):

	October 2, 2011	January 2, 2011
Senior credit facility (a)	$57,807	$55,600
Mortgage loan (b)	2,761	2,893
Joint venture loans payable (c)	7,033	7,371
Non-recourse loan (d)	1,638	1,638

Total long-term debt	69,239	67,502
Less: Current portion	3,884	3,871

Long-term debt, net of current portion	$65,355	$63,631

(a) Senior Credit Facility

Goldman Sachs Bank

On December 9, 2010, the Company entered into a new five-year $70.0 million senior credit facility with Goldman Sachs Bank USA which includes a $60.0 million principal amount senior term loan and $10.0 million aggregate principal amount of revolving commitments (“Senior Credit Facility”). The Senior Credit Facility matures on December 8, 2015. The Company’s wholly-owned subsidiary, Morton’s of Chicago, Inc. (“Morton’s of Chicago”), is the borrower under the facility and most of its domestic subsidiaries are guarantors. As of October 2, 2011, the Company had outstanding borrowings of approximately $54.3 million under the senior term loan and $3.5 million under the revolver, and was in compliance with all of its financial covenants. Management believes that the carrying value of the outstanding borrowings approximates fair value since interest rates vary with market conditions.

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

(b) Mortgage loan

During fiscal 2001, one of the Company’s subsidiaries entered into a mortgage loan with GE Capital Franchise Finance aggregating $4.0 million with an interest rate of 8.98% per annum, the proceeds of which were used to fund the purchase of land and construction of a restaurant. The outstanding principal balance due on this mortgage loan was $2.8 million and $2.9 million as of October 2, 2011 and January 2, 2011, respectively. Of the outstanding principal balance due, approximately $0.2 million of principal is included in “Current portion of long-term debt” in the accompanying consolidated balance sheets as of October 2, 2011 and January 2, 2011. The mortgage loan is scheduled to mature in March 2021. As of October 2, 2011, the Company was in compliance with all of the financial covenants of this mortgage loan.

(c) Joint venture loans payable

Also included in the consolidated balance sheets are liabilities related to variable interest entities (See Note 9) consisting of loans for the Company’s Mexico City and Shanghai restaurants totaling $7.0 million as of October 2, 2011 and $7.4 million as of January 2, 2011. The proceeds of the loans were used to fund construction of the respective restaurants, pre-opening costs and initial operating expenses. These loans are treated as debt of the joint ventures. The loan related to Mexico City is repayable without interest while the loan related to Shanghai requires simple interest to be accrued at an annual interest rate of 2%.

(d) Non-recourse loan

On April 13, 2009, one of the Company’s subsidiaries entered into an agreement with Crown at Miami Beach, LTD, pursuant to which that subsidiary borrowed $1.6 million, which is still outstanding as of October 2, 2011. Loan proceeds were used solely for costs incurred in connection with the construction and opening of the restaurant located in Miami Beach, Florida, including for the acquisition and installation of furniture, fixtures and equipment. The loan bears interest at 8.0% and matures on October 1, 2014 at which time a balloon payment of the total principal outstanding is due.

9)	Consolidation of Variable Interest Entities (Joint Ventures)

The Company operates Morton’s Steakhouses in Mexico City, Mexico and in Shanghai, China in which the Company has variable interests. The accounts of these variable interest entities (“VIEs”) have been included in the Company’s consolidated financial statements due to the fact that the Company is the primary beneficiary of the VIEs. The liabilities recognized as a result of consolidating the VIEs do not represent an additional claim on the Company’s general assets but rather each loan represents a claim against the specific assets of each consolidated VIE. Conversely, assets recognized as a result of consolidating the VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets.

The Company determined it is the primary beneficiary of the two VIEs as the Company is responsible for the day-to-day management and operation of the restaurants, including new menu selection and pricing. These activities were determined to most significantly impact the economic performance of the VIEs. Upon repayment of the outstanding loans, profits from the VIEs will be distributed to the owners in proportion to their ownership interests. The Company is not involved in any VIEs other than those discussed above. The amounts set forth in the table below were included in the Company’s consolidated balance sheets related to the VIEs for the periods presented (amounts in thousands):

	October 2, 2011	January 2, 2011
Restricted cash	$965	$805
Total assets	6,599	6,942
Joint venture loans payable	7,033	7,371

10)	Restaurant Activity

During the nine month period ended October 2, 2011, the Company opened a new Morton’s Steakhouse in the Uptown area of Dallas, TX, which also includes a Bar 12•21 and entered into a lease to open a new Morton’s steakhouse in the Tysons Corner area of Vienna, Virginia.

11)	Discontinued Operations

The Company accounts for closed restaurants as discontinued operations in accordance with ASC Topic 360, “Property, Plant and Equipment,” due to the fact that the Company does not expect any further direct or indirect cash flows from these restaurants. Accordingly, the results of closed restaurants are included in discontinued operations for all periods presented in the accompanying consolidated financial statements. The results of discontinued operations were as follows for the periods presented (amounts in thousands):

	Three month periods ended		Nine month periods ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues	$—	$—	$—	$—
Income (loss) before income taxes	99	(66)	99	(869)
Income tax benefit	—	—	—	—
Net income (loss)	$99	$(66)	$99	$(869)

12)	Legal Matters and Contingencies

The Company records legal fees and accruals in accordance with ASC Topic 450, “Contingencies.” A liability is recorded when it is probable and the amount can be reasonably estimated. The Company’s accounting policy is to accrue estimated legal defense costs under ASC Topic 450.

In August 2010, a former employee of the Costa Mesa Morton’s steakhouse filed a state-wide class action complaint against Morton’s of Chicago in the Superior Court of the State of California for the County of Los Angeles, alleging certain violations of the California Labor Code and the California Unfair Competition Law for failure to provide meal and rest breaks, failure to pay overtime and failure to provide employees with accurate wage statements as a result of the classification of California-based Assistant Managers and Day Managers as salaried exempt. The plaintiff is seeking recovery of statutory penalties, unpaid wages and overtime, as well as injunctive and declaratory relief and attorneys’ fees and costs. The Company is contesting this matter vigorously. In September 2010, the Company removed the case to Federal court and the plaintiff subsequently filed a motion to remand. On January 26, 2011, the plaintiff’s motion to remand was denied. In addition, on June 13, 2011, the court denied plaintiffs’ motion for class certification. A jury trial is scheduled for January 2012. In October 2011, an agreement was reached to resolve this matter.

The Company is involved in various other claims and legal actions, including claims and legal actions by landlords, arising in the ordinary course of business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s financial condition.

13)	Subsequent Events

We evaluated all of our activity through the issue date of these financial statements and concluded that no subsequent events have occurred, other than the legal matter discussed in Note 12, that would require recognition in the financial statements or disclosure in the Notes to Unaudited Consolidated Financial Statements.

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

Results of Operations

Three Month Period Ended October 2, 2011 (13 weeks) compared to Three Month Period Ended October 3, 2010 (13 weeks)

Our loss from continuing operations attributable to controlling interest for the three month period ended October 2, 2011 was $(2.4) million, compared to a loss of $(2.1) million for the three month period ended October 3, 2010. The change is primarily due to improved operating results from an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs, which was offset by higher interest. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2010 and the nine month period ended October 2, 2011.

Revenues increased $5.2 million, or 7.8%, to $71.4 million for the three month period ended October 2, 2011, from $66.2 million for the three month period ended October 3, 2010. Revenues increased $3.2 million, or 5.1%, due to an increase in revenues from comparable restaurants. Revenues increased $1.8 million due to the opening of our Shanghai restaurant in fiscal 2010. Revenues increased $0.2 million due to a net increase in revenues from our Trevi restaurant and other revenues.

Average revenue per restaurant open all of either period being compared increased 6.8%. Revenues for the three month period ended October 2, 2011 also reflect the impact of menu price increases of 1.0% in July 2010, 2.7% in December 2010 and 0.9% in January 2011 at our Morton’s steakhouses.

Food and beverage costs increased $2.1 million, or 10.4%, to $22.6 million for the three month period ended October 2, 2011, from $20.4 million for the three month period ended October 3, 2010. The increase was directly related to the increase in sales as well as higher beef and other food costs as compared to the prior year period. Food and beverage costs as a percentage of revenues increased to 31.6% for the three month period ended October 2, 2011, from 30.9% for the three month period ended October 3, 2010. This increase was primarily due to the impact of higher beef and other food costs, partially offset by menu price increases when compared to the three month period ended October 3, 2010.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $2.3 million, or 5.9%, to $41.2 million for the three month period ended October 2, 2011, from $38.9 million for the three month period ended October 3, 2010. This increase was primarily due to additional operating costs associated with opening our Shanghai restaurant in October 2010, as well as increased variable costs, which include credit card commissions, payroll and percentage rent, among other costs, due to the higher sales volume. Included in the three month periods ended October 2, 2011 and October 3, 2010 is a non-cash straight–line rent (benefit) expense of $(0.1) million and $0.6 million, respectively. Restaurant operating expenses as a percentage of revenues decreased to 57.7% for the three month period ended October 2, 2011, from 58.7% for the three month period ended October 3, 2010. This decrease was primarily due to the leveraging effect on the fixed cost base caused by positive comparable restaurant revenues.

Pre-opening costs decreased $0.7 million to $0.1 for the three month period ended October 2, 2011, from $0.8 million for the three month period ended October 3, 2010. We expense all costs incurred during restaurant start-up activities, including training, travel and legal, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.3 million, or 12.1%, to $2.8 million for the three month period ended October 2, 2011, from $2.5 million for the three month period ended October 3, 2010. This increase was due to depreciation and amortization relating to our Shanghai restaurant, which opened in October 2010, and capital expenditures related to renovations to existing restaurants completed during fiscal 2010 and for the three month period ended October 2, 2011.

General and administrative expenses increased $0.2 million, or 4.1%, to $4.4 million for the three month period ended October 2, 2011, from $4.3 million for the three month period ended October 3, 2010. This increase was primarily due to expenses for professional fees associated with the previously announced exploration of strategic alternatives and increased payroll costs, offset by decreases in various other costs including travel. General and administrative expenses as a percentage of revenues decreased to 6.2% for the three month period ended October 2, 2011, from 6.4% for the three month period ended October 3, 2010.

Marketing and promotional expenses increased $0.2 million, or 18.7%, to $1.5 million for the three month period ended October 2, 2011, from $1.3 million for the three month period ended October 3, 2010. Marketing and promotional expenses as a percentage of revenues increased 0.2% to 2.1% for the three month period ended October 2, 2011, from 1.9% during the three month period ended October 3, 2010. The timing of marketing expenditures affected the amount of these costs.

Charge related to legal settlements of $0.2 million for the three month period ended October 2, 2011 relates to the settlement of certain wage and hour claims. No comparable charge was recorded in the prior period.

Interest expense, net increased $0.4 million, or 43.2%, to $1.4 million for the three month period ended October 2, 2011, from $1.0 million for the three month period ended October 3, 2010. This increase was primarily due to the higher interest rates charged on the Company’s new credit facility that was entered into on December 9, 2010, when compared to the rates on the prior credit facility that were effective during the three month period ended October 3, 2010. Interest income for the three month periods ended October 2, 2011 and October 3, 2010 was insignificant.

Provision for income taxes consisted of an income tax benefit of $0.3 million for the three month period ended October 2, 2011, compared to an income tax benefit of $0.4 million for the three month period ended October 3, 2010. Our effective tax rate was 13.0% and 14.1% for the three month periods ended October 2, 2011 and October 3, 2010, respectively.

Net income attributable to noncontrolling interest of $0.1 million for the three month period ended October 2, 2011 consists of our partners’ 49.99% share of the net income related to our variable interest entities. This compares to a net loss attributable to noncontrolling interest of $(0.3) million for the three month period ended October 3, 2010, consisting of our partners’ 49.99% share of the net loss related to our variable interest entities. The net loss was primarily due to pre-opening costs related to our Shanghai restaurant that opened in October 2010.

Nine Month Period Ended October 2, 2011 (39 weeks) compared to Nine Month Period Ended October 3, 2010 (39 weeks)

Our income from continuing operations attributable to controlling interest for the nine month period ended October 2, 2011 was $0.4 million, compared to a net loss of $(0.6) million for the nine month period ended October 3, 2010. The change is primarily due to improved operating results from an increase in comparable restaurant revenues, net of related food and beverage and restaurant operating costs, which was offset by higher interest and income tax expense. For purposes of this discussion, comparable restaurants refer to Morton’s steakhouses open for all of fiscal 2010 and the nine month period ended October 2, 2011.

Revenues increased $19.9 million, or 9.4%, to $231.9 million for the nine month period ended October 2, 2011, from $212.0 million for the nine month period ended October 3, 2010. Revenues increased $14.2 million, or 7.0%, due to an increase in revenues from comparable restaurants. Revenues increased $5.0 million due to the opening of our Shanghai restaurant in fiscal 2010. Revenues increased $0.7 million due to a net increase in revenues from our Trevi restaurant and other revenues.

Average revenue per restaurant open all of either period being compared increased 8.2%. Revenues for the nine month period ended October 2, 2011 also reflect the impact of menu price increases of 1.2% in June 2010, 1.0% in July 2010, 2.7% in December 2010 and 0.9% in January 2011 at our Morton’s steakhouses.

Food and beverage costs increased $7.6 million, or 11.7%, to $72.1 million for the nine month period ended October 2, 2011, from $64.6 million for the nine month period ended October 3, 2010. The increase was directly related to the increase in sales as well as higher beef and other food costs as compared to the prior year period. Food and beverage costs as a percentage of revenues increased to 31.1% for the nine month period ended October 2, 2011, from 30.5% for the nine month period ended October 3, 2010. This increase was primarily due to the impact of higher beef and other food costs, partially offset by menu price increases when compared to the nine month period ended October 3, 2010.

Restaurant operating expenses, which include labor, occupancy and other operating expenses, increased $7.0 million, or 5.9%, to $126.4 million for the nine month period ended October 2, 2011, from $119.4 million for the nine month period ended October 3, 2010. This increase was primarily due to additional operating costs associated with opening our Shanghai restaurant in October 2010, as well as increased variable costs, which include credit card commissions, payroll and percentage rent, among other costs, due to the higher sales volume. Included in the nine month periods ended October 2, 2011 and October 3, 2010 is non-cash straight–line rent (benefit) expense of $(0.4) million and $0.8 million, respectively. Restaurant operating expenses as a percentage of revenues decreased 1.8% to 54.5% for the nine month period ended October 2, 2011, from 56.3% for the nine month period ended October 3, 2010. This decrease was primarily due to the leveraging effect on the fixed cost base caused by positive comparable restaurant revenues.

Pre-opening costs decreased $0.8 million, or 65.8%, to $0.4 million for the nine month period ended October 2, 2011, from $1.2 million for the nine month period ended October 3, 2010. We expense all costs incurred during restaurant start-up activities, including training, travel and legal, among other costs. The number of restaurants opened, the timing of restaurant openings and the costs per restaurant opened affected the amount of these costs.

Depreciation and amortization increased $0.7 million, or 8.7%, to $8.2 million for the nine month period ended October 2, 2011, from $7.5 million for the nine month period ended October 3, 2010. This increase was due to depreciation and amortization relating to our Shanghai restaurant, which opened in October 2010, and capital expenditures related to renovations to existing restaurants completed during fiscal 2010 and the nine month period ended October 2, 2011.

General and administrative expenses increased $1.7 million, or 13.9%, to $14.1 million for the nine month period ended October 2, 2011, from $12.3 million for the nine month period ended October 3, 2010. These increases were primarily due to increased legal costs associated with various matters, expenses for professional fees associated with the previously announced exploration of strategic alternatives and increased payroll costs, offset by decreases in various other costs including travel. General and administrative expenses as a percentage of revenues increased to 6.1% for the nine month period ended October 2, 2011, from 5.8% for the nine month period ended October 3, 2010.

Marketing and promotional expenses increased $0.2 million, or 4.0%, to $4.7 million for the nine month period ended October 2, 2011, from $4.6 million for the nine month period ended October 3, 2010. Marketing and promotional expenses as a percentage of revenues decreased 0.2% to 2.0% for the nine month period ended October 2, 2011, from 2.2% during the nine month period ended October 3, 2010. The timing of marketing expenditures affected the amount of these costs.

Charge related to legal settlements of $0.9 million for the nine month period ended October 2, 2011 relates to the settlement of certain wage and hour and similar labor claims. Charge related to legal settlements of $0.5 million for the nine month period ended October 3, 2010 relates to the change in the fair value of the Company’s Preferred Stock issued in February 2010 in connection with the fiscal 2009 settlement of certain wage and hour litigation. The charge represents the final adjustment to the fair value of the Preferred Stock as of the January 28, 2010 court approval date. The fair value of the Preferred Stock issued in the settlement was calculated based on market conditions at the time of issuance using a Black-Scholes option pricing model.

Interest expense, net increased $1.2 million, or 43.3%, to $4.1 million for the nine month period ended October 2, 2011, from $2.8 million for the nine month period ended October 3, 2010. This increase was primarily due to the higher interest rates charged on the Company’s new credit facility that was entered into on December 9, 2010, when compared to the rates on the prior credit facility that was effective during the nine month period ended October 3, 2010. Interest income for the nine month periods ended October 2, 2011 and October 3, 2010 was insignificant.

Provision for income taxes consisted of income tax expense of $0.5 million and $43,000 for the nine month periods ended October 2, 2011 and October 3, 2010, respectively. Our effective tax rate was 45.0% and (4.3)% for the nine month periods ended October 2, 2011 and October 3, 2010, respectively.

Net income attributable to noncontrolling interest of $0.2 million for the nine month period ended October 2, 2011 consists of our partners’ 49.99% share of the net income related to our variable interest entities. This compares to a net loss attributable to noncontrolling interest of $(0.4) million for the nine month period ended October 3, 2010, consisting of our partners’ 49.99% share of the net loss related to our variable interest entities. The net loss was primarily due to pre-opening costs related to our Shanghai restaurant that opened in October 2010.

Liquidity and Capital Resources

Our principal liquidity requirements are to meet our lease obligations, our working capital and capital expenditure needs and to pay principal and interest on our debt. Subject to our operating performance, which, if significantly adversely affected, would negatively affect the availability of funds, we expect to finance our operations for fiscal 2011 through cash provided by operations and borrowings available under our Senior Credit Facility. In addition, we rely to a significant degree on landlord development allowances and/or loans as a means of financing the costs of opening new restaurants, and any substantial reduction in the amount of those landlord development allowances and/or loans could adversely affect our liquidity. We had cash and cash equivalents of $1.1 million as of October 2, 2011 and $1.2 million as of January 2, 2011.

Based on our current projections, we believe that our cash and cash equivalents and cash flow from operations, together with amounts available under our Senior Credit Facility will be sufficient to meet our working capital and investment requirements and our debt service obligations for the next twelve months. If available liquidity is not sufficient to meet these requirements and obligations as they come due, our plans include reducing expenditures as necessary in order to meet our cash requirements. However, there can be no assurance that any such reductions in expenditures would be sufficient to enable us to meet our cash requirement needs.

Working Capital and Cash Flows

As of October 2, 2011, we had, and in the future we may have, negative working capital balances. Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital since our restaurant guests pay for their food and beverage purchases in cash or by credit card at the time of sale, and we are able to sell many of our food inventory items before payment is due to our suppliers. Our receivables primarily represent amounts due from credit card processors, which arise when customers pay by credit card, and are included in “Accounts Receivable” in our consolidated balance sheets. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories have typically been used for capital expenditures and/or to repay debt.

Operating Activities

Cash provided by operating activities for the nine month period ended October 2, 2011 was $5.8 million and primarily consisted of net income of $0.7 million that included non-cash depreciation, amortization and changes related to our deferred tax liability of $8.6 million, which was offset by cash outflows primarily for the payment of accounts payable and accrued expenses, as well as other changes in assets and liabilities, of $3.5 million. The improvement in cash flow from operations over the prior year period was due to higher net income and lower cash required for working capital items.

Investing Activities

Cash used in investing activities for the nine month period ended October 2, 2011 was $6.8 million and consisted of purchases of property and equipment.

Financing Activities

Cash provided by financing activities for the nine month period ended October 2, 2011 was $1.0 million and primarily consisted of proceeds from net borrowings under our Senior Credit Facility of $2.2 million, partially offset by cash deposited into restricted accounts, the payment of minimum income taxes relating to shares vested and surrendered by employees and other financing uses of cash of $1.2 million.

Contractual Commitments

Restaurant Operating Leases

Our lease obligations include certain restaurant operating leases for which we, or one of our subsidiaries, guarantee for a portion of the lease term, the performance of the lease by the subsidiary operating company that is a party thereto.

See Note 8 “Long-Term Debt” in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our debt obligations. The following table represents our contractual commitments associated with our debt, lease and other obligations as of October 2, 2011 (amounts in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Senior credit facility	$2,400	$4,892	$5,539	$5,538	$39,439	$—	$57,808
Interest on senior credit facility (a)	1,048	3,628	3,282	2,916	2,424	—	13,298
Mortgage loan	46	196	215	235	257	1,812	2,761
Interest on mortgage loan (a)	63	239	220	200	178	474	1,374
JV loans payable	320	1,885	1,900	1,610	440	878	7,033
Interest on JV loans payable (a)	22	69	39	12	—	—	142
Non-recourse loan	—	—	—	1,638	—	—	1,638
Interest on non-recourse loan (a)	33	131	131	98	—	—	393

Subtotal	3,932	11,040	11,326	12,247	42,738	3,164	84,447
Operating leases	6,832	29,095	30,213	30,092	28,260	147,920	272,412
Legal settlements	845	1,883	1,600	—	—	—	4,328
Purchase commitments	5,677	—	—	—	—	—	5,677

Total	$17,286	$42,018	$43,139	$42,339	$70,998	$151,084	$366,864

(a)	Interest is based on borrowings as of October 2, 2011 and interest rates as of October 27, 2011.

Capital Expenditures

During the first nine months of fiscal 2011, our expenditures for fixed assets and related investment costs, plus pre-opening costs, approximated $7.3 million. We estimate that we will expend up to an aggregate of $8.0 million in fiscal 2011 for fixed assets and related investment costs, including pre-opening costs of approximately $0.4 million for the relocation of one restaurant, ordinary refurbishment of existing restaurants and to remodel the bar area in selected restaurants to include our Bar 12•21 concept. Cash capital expenditures in fiscal 2011 are expected to be reduced by landlord contributions of approximately $0.4 million. We anticipate that funds generated through operations and through borrowings under our Senior Credit Facility, together with landlord contributions, will be sufficient to fund these currently planned expenditures through the end of fiscal 2011. We cannot be sure, however, that this will be the case.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to the potential for losses arising from adverse changes in foreign currency exchange rates, interest rates and beef and other food product prices.

As of October 2, 2011, we owned and operated six international restaurants, one each in Hong Kong, China; Macau, China; Shanghai, China; Mexico City, Mexico; Singapore; and Toronto, Canada. As a result, we are subject to risk from changes in foreign exchange rates. The cash flow risk associated with these rate changes is largely mitigated by both revenues and expenses of these locations being denominated in local currency, which is also the functional currency. However, these changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 2, 2011, to be material.

We also are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our Senior Credit Facility that are payable at floating rates of interest. Our other indebtedness, including our mortgage, non-recourse loan and joint venture loans, are payable at fixed rates of interest. As of October 2, 2011, there were borrowings outstanding under our floating rate Senior Credit Facility of $57.8 million. As a result, a hypothetical 10% fluctuation in interest rates would have an impact of approximately $0.4 million on pre-tax earnings for the nine month period ended October 2, 2011.

We are exposed to market price fluctuations in beef and other food product prices. Given the historical volatility of beef and other food product prices, this exposure can impact our food and beverage costs. Since we typically set our menu prices in advance of our beef and other food product purchases, we cannot quickly take into account changing costs of beef and other food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. To manage this risk in part, we attempt to enter into fixed price purchase commitments. We currently do not use financial instruments to hedge our risk to market price fluctuations in beef or other food product prices. As a result, a hypothetical 10% fluctuation in beef costs would have an impact of approximately $3.2 million on pre-tax earnings for the nine month period ended October 2, 2011.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 2, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2011 at the reasonable assurance level. No changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II—Other Information

Item 1.	Legal Proceedings

See Note 12 “Legal Matters and Contingencies” in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a summary of legal proceedings.

Item 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011, except as set forth in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended October 2, 2011, the Company did not purchase shares of its common stock.

Item 5.	Other Information

In accordance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, if a stockholder wants the Company to include a proposal in the Company’s Proxy Statement and form of proxy for presentation at its 2012 Annual Meeting, the proposal must be received by the Company on or before December 16, 2011.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Morton’s Restaurant Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 2, 2011 and January 2, 2011 - unaudited, (ii) the Consolidated Statements of Operations for the Three- and Nine-Months Ended October 2, 2011 and October 3, 2010 - unaudited, (iii) the Consolidated Statements of Cash Flows for the Nine-Months Ended October 2, 2011 and October 3, 2010 - unaudited, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTON’S RESTAURANT GROUP, INC.
(Registrant)

Date:	November 1, 2011	By:	/s/ CHRISTOPHER J. ARTINIAN
Christopher J. Artinian
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	November 1, 2011	By:	/s/ RONALD M. DINELLA
Ronald M. DiNella
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)